Form 10-Q
period 2017-09-30
Funko, Inc.
filed 2017-12-07
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38274

FUNKO, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2593276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2802 Wetmore Avenue Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 783-3616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 5, 2017, the registrant had 23,337,705 shares of Class A common stock, $0.0001 par value per share, and 24,975,932 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC.

CONDENSED BALANCE SHEETS

	September 30,	April 21,
	2017	2017
(unaudited)
Assets	$—	$—
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.0001 per share, 100 shares authorized, issued and outstanding at September 30, 2017 and April 21, 2017	—	— —

Total stockholders’ equity	$—	$—

See accompanying notes.

Funko, Inc.

Notes to Condensed Balance Sheets (Unaudited)

1. Organization

Funko, Inc. (the “Company”) was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries.

As described in more detail in Note 4, “Subsequent Events,” on November 6, 2017, the Company completed its IPO, selling 10,416,666 shares of Class A common stock at a public offering price of $12.00 per share, and receiving approximately $116.4 million in net proceeds, after deducting underwriting discounts and commissions. The net proceeds from the IPO were used to purchase 10,416,666 newly-issued common units of FAH, LLC from FAH, LLC at a price per unit equal to the public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions.

In connection with the IPO and related reorganization transactions, the Company became a holding company and its principal asset is the common units of FAH, LLC that it owns. As the sole managing member of FAH, LLC, the Company operates and controls all of the business and affairs of, FAH, LLC, and through its subsidiaries, conducts its business. As a result, the Company will consolidate the financial results of FAH, LLC and will report a non-controlling interest representing the FAH, LLC interests held by ACON Funko Investors, L.L.C., a Delaware limited liability company (“ACON Funko Investors”) and certain of its affiliates, Fundamental (as defined herein), and certain current and former executive officers, employees and directors, in each case, who held profits interests in FAH, LLC and who received common units of FAH, LLC in exchange for their profits interests in connection with the Transactions (as defined herein) (collectively, the “Original Equity Owners”), the former holders of warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the Transactions, and, in each case, each of their permitted transferees that own common units in FAH, LLC and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at the Company’s election, cash or newly-issued shares of the Company’s Class A common stock (collectively, the “Continuing Equity Owners”).

2. Basis of Presentation

The accompanying unaudited condensed Balance Sheets are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Separate statements of operations, comprehensive income, changes in stockholders’ equity and cash flows have not been presented because, as of September 30, 2017, there were no activities except in connection with the Company’s formation. For further information, refer to the Balance Sheets and footnotes thereto included in the Company’s prospectus, dated November 1, 2017, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on November 3, 2017 (the “Prospectus”).

3. Stockholder’s Equity

As of September 30, 2017, the Company was authorized to issue 100 shares of common stock, par value of $0.0001 per share, all of which were issued and outstanding as of that date.

In connection with the Company’s IPO, the Company’s board of directors approved an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), which became effective on November 1, 2017. The Amended and Restated Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, up to 50,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock, each having a par value of $0.0001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of shares of Class A common stock and Class B common stock are entitled to one vote per share on all matters presented to stockholders. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, restrictions and liquidation preferences of any series of preferred stock.

4. Subsequent Events

Reorganization Transactions

On November 1, 2017, in connection with the completion of the IPO, the Company completed a series of reorganization transactions (the “Transactions”). The Transactions included the following:

•	The amendment and restatement of the existing FAH, LLC limited liability company agreement (the “FAH LLC Agreement”) to, among other things, (i) convert all existing ownership interests (including vested profits interests and all unvested profits interests and existing warrants to purchase ownership interests in FAH, LLC) into common units of FAH, LLC (subject to common units received in exchange for unvested profits interests remaining subject to time-based vesting requirements), and (ii) appoint the Company as FAH, LLC’s sole managing member upon its acquisition of common units in connection with the IPO;

•	The amendment and restatement of the Company’s certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holders to one vote per share on all matters presented to stockholders generally and (ii) for Class B common stock, with each share of Class B common stock entitling its holders to one vote per share on all matters presented to stockholders generally and that shares of Class B common stock may only be held by the Continuing Equity Owners and their permitted transferees;

•	Certain funds affiliated with ACON Funko Investors (the “Former Equity Owners”) exchanged their indirect ownership interests in common units of FAH, LLC for 12,921,039 shares of Class A common stock on a one-for-one basis; and

•

The Company entered into (i) a stockholders’ agreement with ACON Funko Investors and the Former Equity Owners, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”) and Brian Mariotti, the Company’s Chief Executive Officer, (ii) a

registration rights agreement with certain of the Original Equity Owners (including each of the Company’s executive officers), and (iii) a tax receivable agreement (the “Tax Receivable Agreement”) with FAH, LLC and each of the Continuing Equity Owners.

The Transactions were effected on November 1, 2017, prior to the time the Company’s Class A common stock was registered under the Securities Exchange Act of 1934, as amended, and prior to the completion of the IPO.

FAH, LLC Recapitalization

As noted above, the FAH LLC Agreement, among other things, appointed the Company as FAH, LLC’s sole managing member and reclassified all outstanding membership interests in FAH, LLC as non-voting common units. As the sole managing member of FAH, LLC, the Company controls the management of FAH, LLC. As a result, the Company will consolidate FAH, LLC’s financial results and report a non-controlling interest related to the economic interest of FAH, LLC held by the Continuing Equity Owners.

The Amended and Restated Certificate of Incorporation discussed in Note 3, “Stockholders’ Equity,” and the FAH LLC Agreement discussed above requires FAH, LLC and the Company to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of common units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of common units owned by the Continuing Equity Owners (other than common units issuable upon the exercise of options and common units that are subject to time-based vesting requirements (the “Excluded Common Units”)). The Company may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the number of common units of FAH, LLC held by the Continuing Equity Owners (other than the Excluded Common Units) and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of common units of FAH, LLC. Only permitted transferees of common units held by the Continuing Equity Owners will be permitted transferees of Class B common stock.

The Continuing Equity Owners may from time to time at each of their options (subject, in certain circumstances, to time-based vesting requirements) require FAH, LLC to redeem all or a portion of their common units in exchange for, at the Company’s election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case in accordance with the terms of the FAH LLC Agreement; provided that, at the Company’s election, the Company may effect a direct exchange of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. Simultaneously with the payment of cash or shares of Class A common stock, as applicable, in connection with a redemption or exchange of common units pursuant to the terms of the FAH LLC Agreement, a number of shares of our Class B common stock registered in the name of the redeeming or exchanging Continuing Equity Owner will be cancelled for no consideration on a one-for-one basis with the number of common units so redeemed or exchanged.

Tax Receivable Agreement

On November 1, 2017, the Company entered into the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, are deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. FAH, LLC intends to have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in FAH, LLC. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement are assignable, including to transferees of common units in FAH, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in FAH, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.

Initial Public Offering

As noted above, on November 6, 2017, the Company completed its IPO of 10,416,666 shares of Class A common stock at a public offering price of $12.00 per share and received approximately $116.4 million in net proceeds, after deducting underwriting discounts and commissions. The Company used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO, there were 24,975,932 shares of Class B common stock outstanding and 23,337,705 shares of Class A common stock outstanding, comprised of 10,416,666 shares issued in connection with the IPO and 12,921,039 shares issued in connection with the Transactions described above.

Equity-Based Compensation

On October 23, 2017, the Company adopted the Funko, Inc. 2017 Incentive Award Plan (the “2017 Plan”), which became effective on November 1, 2017, upon the effectiveness of the registration statement on Form S-1 (File No. 333-220856), as amended, filed with the SEC in connection with the IPO.

The Company reserved a total of 5,518,518 shares of Class A common stock for issuance pursuant to the 2017 Plan. In connection with the IPO, the Company granted 1,028,500 options to purchase shares of Class A common stock to certain of its directors, executive officers and employees.

Securities Litigation

On November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against Funko, Inc., certain of its officers and directors, and the underwriters of its initial public offering, entitled Robert Lowinger v. Funko, Inc., et. al., No. 17-2-29838-7 SEA. The complaint alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by plaintiff and members of the class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

FUNKO ACQUISITION HOLDINGS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(In thousands)
		(Unaudited)
Net sales	$142,812	$118,044	$346,610	$294,305

Cost of sales (exclusive of depreciation and amortization shown separately below)	84,387	71,784	214,453	197,583

Selling, general, and administrative expenses	32,511	18,694	83,412	55,781
Acquisition transaction costs	136	138	3,222	487
Depreciation and amortization	8,433	6,069	22,755	17,243

Total operating expenses	125,467	96,685	323,842	271,094

Income from operations	17,345	21,359	22,768	23,211
Interest expense, net	9,091	4,206	23,768	12,085
Other income, net	(32)	—	(145)	—

Income (loss) before income taxes	8,286	17,153	(855)	11,126
Income tax expense	22	—	1,046	—

Net income (loss)	$8,264	$17,153	$(1,901)	$11,126

See accompanying notes.

FUNKO ACQUISITION HOLDINGS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
	(Unaudited)
Net income (loss)	$8,264	$17,153	$(1,901)	$11,126
Other comprehensive income:
Foreign currency translation gain	590	—	1,361	—

	590	—	1,361	—

Comprehensive income (loss)	$8,854	$17,153	$(540)	$11,126

See accompanying notes.

FUNKO ACQUISITION HOLDINGS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(In thousands, except share amounts)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,662	$6,161
Accounts receivable, net	99,293	83,607
Inventory	78,836	43,616
Prepaid expenses and other current assets	31,321	19,040

Total current assets	217,112	152,424

Property and equipment, net	38,964	25,473
Goodwill	107,265	97,453
Intangible assets, net	254,391	243,796
Other assets	4,223	3,091

Total assets	$621,955	$522,237

Liabilities and Members’ Equity

Current liabilities:
Line of credit	$61,650	$6,729
Current portion long-term debt, net of unamortized discount	37,559	7,130
Accounts payable	44,952	23,653
Accrued royalties	25,380	21,284
Accrued expenses and other current liabilities	32,871	13,746
Current portion of contingent consideration	2,500	25,000

Total current liabilities	204,912	97,542

Long-term debt, net of unamortized discount	249,177	203,894
Deferred rent	3,438	3,424

Commitments and contingencies

Members’ equity:
Class A units, $1,000 par value; unlimited units authorized; 225,871 units and 219,311 units issued and outstanding at September 30, 2017 and December 31, 2016 respectively	225,871	219,311
Common units, no par value; 12,500 units authorized; 11,578 units and 11,578 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Senior Preferred units, $1,000 par value; no units authorized, issued, and outstanding at September 30, 2017 and December 31, 2016	—	—
Home Run units, no par value; 11,724 units authorized; 11,724 units issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in-capital	66,172	58,090
Accumulated other comprehensive income	1,361	—
Accumulated deficit	(128,976)	(60,024)

Total members’ equity	164,428	217,377

Total liabilities and members’ equity	$621,955	$522,237

See accompanying notes.

FUNKO ACQUISITION HOLDINGS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

(In thousands)

(Unaudited)

								Accumulated Deficit
	Class A Units		HR Units		Common Units		Accumulated Other Comprehensive	Recourse Loans To	Undistributed Earnings
	Units	Amounts	Units	Amounts	Units	Amounts	Income	Management	(Losses)	Total
Period ended December 31, 2016	219	$274,343	12	$649	12	$2,409	$—	$(773)	$(59,251)	$217,377
Equity issued in connection with acquisition	2	5,313								5,313
Warrants issued in connection with long-term debt									5,726	5,726
Equity-based compensation		2,388				1,941				4,329
Net loss									(1,901)	(1,901)
Cumulative translation adjustment							1,361			1,361
Recourse loans to management								188		188
Contributions from members	5	5,000								5,000
Distribution to members									(72,965)	(72,965)

Period ended September 30, 2017	226	$287,044	12	$649	12	$4,350	$1,361	$(585)	$(128,391)	$164,428

See accompanying notes.

FUNKO ACQUISITION HOLDINGS, L.L.C. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
	(Unaudited)
Operating Activities
Net income (loss)	$(1,901)	$11,126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,755	17,243
Equity-based compensation	4,329	1,750
Contingent consideration	30	8,058
Accretion of discount on long-term debt	3,280	740
Amortization of debt issuance costs	378	209

Changes in operating assets and liabilities:
Accounts receivable, net	(12,358)	(19,839)
Inventory	(17,158)	12,853
Prepaid expenses and other assets	(10,932)	(8,477)
Accounts payable	14,711	7,374
Accrued royalties	2,483	3,720
Accrued expenses and other liabilities	4,823	(38,439)

Net cash provided by (used in) operating activities	10,440	(3,682)

Investing Activities
Purchase of property and equipment	(26,278)	(13,295)
Acquisitions, net of cash	(28,443)	—

Net cash used in investing activities	(54,721)	(13,295)

Financing Activities
Borrowings on line of credit	110,177	26,838
Payments on line of credit	(55,256)	(20,816)
Proceeds from long-term debt, net	66,336	47,600
Payment of long-term debt	(9,650)	(5,450)
Proceeds from subordinated debt, net	20,000	—
Contingent consideration	(17,958)	—
Contributions from members	5,000	15,000
Distribution to members	(72,777)	(70,428)

Net cash provided by (used in) financing activities	45,872	(7,256)

Effect of exchange rates on cash and cash equivalents	(90)	—

Net increase (decrease) in cash and cash equivalents	1,501	(24,233)
Cash and cash equivalents at beginning of period	6,161	24,411

Cash and cash equivalents at end of period	$7,662	$178

Supplemental Cash Flow Information
Cash paid for interest	$19,410	$9,970
Accrual for purchases of property and equipment	$1,149	$—
Issuance of Class A units for acquisitions	$5,313	$—
Issuance of warrants for Class A units in connection with long-term debt	$5,061	$—
Issuance of warrants for common units in connection with long-term debt	$665	$—
Reimbursement of management recourse loans	$188	$—

See accompanying notes.

FUNKO ACQUISITION HOLDINGS, L.L.C. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

1. Organization and Operations

Funko Acquisition Holdings, L.L.C. (together with its subsidiaries, the “Company” or “FAH, LLC”) is a holding company with no operating assets or operations and was formed on September 24, 2015. On October 30, 2015, ACON Funko Investors, L.L.C., through FAH, LLC, acquired a controlling interest in Funko Holdings LLC, a Delaware limited liability company (“FHL”), which is also a holding company with no operating assets or operations, and which was formed on May 28, 2013. This acquisition is referred to as the “ACON Acquisition.” FAH, LLC owns 100% of FHL and FHL owns 100% of Funko, LLC, a limited liability company formed in the state of Washington, which is its operating entity. Funko, LLC is headquartered in Everett, Washington and is a leading pop culture consumer products company. Funko, LLC designs, sources, and distributes licensed pop culture products.

Funko, Inc., a Delaware corporation, was formed on April 21, 2017 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on FAH, LLC’s business. On November 6, 2017, Funko, Inc. completed an IPO of 10,416,666 shares of its Class A common stock at a public offering price of $12.00 per share (the “IPO”), receiving approximately $116.4 million in net proceeds, after deducting underwriting discounts and commissions, which were used to purchase 10,416,666 of FAH, LLC’s newly-issued common units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions.

In connection with the IPO, Funko, Inc. became a holding company and its principal asset is the common units in FAH, LLC that it owns. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of FAH, LLC’s operations, and through FAH, LLC’s and its subsidiaries, conducts FAH, LLC’s business.

Consolidation and Interim Financial Information

The unaudited condensed consolidated financial statements include FAH, LLC and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. All intercompany balances and transactions have been eliminated. The consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2017, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the prospectus, dated November 1, 2017, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on November 3, 2017 (the “Prospectus”).

2. Significant Accounting Policies

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Recently Adopted Accounting Standards

Equity-based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted the new standard effective January 1, 2017, and has elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Acquisition Accounting. In September 2015, the FASB issued an ASU to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement to retrospectively account for those adjustments and requires companies to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The Company adopted the new standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Inventory. In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (“LIFO”) or retail inventory method to measure inventory at the lower of cost or net realizable value. The Company adopted the new standard effective January 1, 2017. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Goodwill Impairment. In January 2017, the FASB issued an ASU to simplify the test for goodwill impairment and removes step 2 from the goodwill impairment test. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted this standard on October 1, 2017 for the year beginning January 1, 2017, in connection with its annual impairment testing. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued guidance related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

The new guidance requires lessees to recognize all leases with a term of more than 12 months as lease assets and lease liabilities. A modified retrospective transition approach is required for leases existing at, or entered into after, the earliest period presented. The new standard is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Revenue Recognition. In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance is effective for the Company beginning January 1, 2018. Some limited early adoption is permitted. The Company is currently evaluating the method of adoption it plans to use and the effect the standard will have on its consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued a standard which clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for the Company beginning January 1, 2018, and it is currently evaluating the effect the standard will have on its consolidated statement of cash flows.

3. Acquisitions

During the first half of 2017, the Company completed two acquisitions, and it applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

Loungefly. On June 28, 2017, the Company acquired all the outstanding equity interests of Loungefly, LLC (“Loungefly”), a designer of licensed pop culture fashion handbags, small leather goods and accessories (the “Loungefly Acquisition”). The preliminary purchase consideration included $17.9 million paid in cash, which included $1.8 million in transaction fees paid on behalf of the seller, and the issuance of $2.1 million of FAH, LLC’s Class A units. As of September 30, 2017, the Company has recorded certain adjustments to the purchase price allocation, including an $0.8 million increase to inventory. The purchase price allocation is not yet final as the Company is completing its analysis of the opening working capital balances and finalizing the valuation and related assumptions over the intangible assets acquired. The estimated fair value of the assets acquired and liabilities assumed is preliminary and differences between the preliminary and final estimated fair value could be material. Costs, such as advisory, legal, accounting fees and change of control fees, the Company incurred related to the Loungefly Acquisition were $0.1 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, and are recorded within acquisition transaction costs in the unaudited condensed consolidated statements of operations.

The activity of Loungefly, LLC included in the Company’s unaudited condensed consolidated statements of operations from the acquisition date to September 30, 2017 was net sales of $7.1 million and net income of $0.8 million.

Underground Toys Limited. On January 27, 2017, the Company acquired certain assets of Underground Toys Limited, a manufacturer and distributor of licensed products based in the United Kingdom (the “Underground Toys Acquisition”). The acquired assets primarily consisted of inventory and identifiable intangible assets, which are now used by the Company’s newly formed subsidiary Funko UK, Ltd. The preliminary purchase consideration included $12.6 million in cash, the issuance of $3.2 million of FAH, LLC’s Class A units, an additional payment in cash of up to $2.5 million contingent upon the assignment of certain license agreements and certain working capital adjustments estimated to be $1.8 million. As of September 30, 2017, the Company has recorded certain adjustments to the working capital assumed, including a $1.3 million decrease to inventory. The purchase price allocation is not yet final as the Company is completing its analysis of the opening working capital balances and finalizing the valuation and related assumptions over the intangible assets acquired. The estimated fair value of the assets acquired and liabilities assumed is preliminary and differences between the preliminary and final estimated fair value could be material. Costs, such as advisory, legal, accounting fees and change of control fees, the Company incurred related to the acquisition of certain assets of Underground Toys Limited were nominal for the three months ended September 30, 2017, and $1.8 million for the nine months ended September 30, 2017, and are recorded within acquisition transaction costs in the unaudited condensed consolidated statements of operations.

Foreign currency transaction gains and losses are included in other income, net on the unaudited condensed consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the three and nine months ended September 30, 2017.

Prior to the Underground Toys Acquisition, the Company recognized net sales to Underground Toys Limited of $8.3 million and $22.3 million for the three and nine months ended September 30, 2016, respectively. The Company had $14.7 million of accounts receivable attributable to Underground Toys Limited as of December 31, 2016. The activity of Funko UK, Ltd. included in the Company’s unaudited condensed consolidated statements of operations from the acquisition date to September 30, 2017 was net sales of $25.3 million and a net loss of $0.5 million for the three months ended September 30, 2017, and net sales of $56.4 million and a net loss of $1.9 million for the nine months ended September 30, 2017. The Company’s U.K. operations are subject to U.K. income taxes, which were $0.8 million for the period from the acquisition date to September 30, 2017 and are included within income tax expense on the unaudited condensed consolidated statements of operations.

For the acquisitions described above, the Company recorded goodwill amounting to $9.7 million in the aggregate, which relates to a number of factors, including the future earnings and cash flow potential of the businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance its existing offerings to key target markets and develop new and profitable businesses, and the complimentary strategic fit and resulting expected synergies to be achieved.

A summary of the purchase price allocations for the acquisitions consist of the following:

		Underground
	Loungefly	Toys Limited
	(In thousands)
Assets (liabilities) acquired (assumed) at fair value):
Cash	$1,501	$—
Accounts receivable	3,315	—
Inventory	1,799	15,263
Other current assets	205	1,122
Property and equipment	214	289
Intangible assets	14,295	6,500
Goodwill	6,655	2,999
Current liabilities	(7,963)	(6,183)

Total estimated consideration transferred	$20,021	$19,990

The following table summarizes the estimated identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives:

	Estimated Fair Value of Assets Acquired		Estimated Useful Life
	Loungefly	Underground Toys Limited
	(in thousands)		(Years)
Intangible asset type:
Customer relationships	$960	$3,700	10
Licensor relationships	11,225	2,500	10
Trade name	2,110	—	10
Supplier relationships	—	300	2

	$14,295	$6,500

4. Fair Value Measurements

The Company’s financial instruments, other than those discussed below, include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Prospectus.

Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its unaudited condensed consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value as of September 30, 2017 and December 31, 2016 included probabilities of successful achievement of the EBITDA threshold that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.

The Company recorded $54.9 million in contingent consideration which represented the fair value at the time of the ACON Acquisition, $40.0 million of which was paid out during the nine months ended September 30, 2016, and the remaining $25.0 million of which was paid out during the nine months ended September 30, 2017. The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited. The fair value of contingent consideration related to the acquisition of Underground Toys Limited was $2.5 million at September 30, 2017.

The following table sets forth the fair value and a summary of changes to the fair value of these Level 3 financial liabilities (in thousands):

Contingent
Consideration
Balance at December 31, 2016	$25,000
Additions	2,470
Payments	(25,000)
Changes in fair value	30

Balance at September 30, 2017	$2,500

Changes in fair value reflect changes to the Company’s assumptions regarding probabilities of successful achievement of the earnings-based metrics, the timing of when the payment will be made, and the discount rate used to estimate the fair value of the obligation, and are recorded within selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2017 and December 31, 2016, was approximately $266.7 million and $196.3 million, respectively. Management’s estimate of the discount rate, using inputs observable in the market, as of September 30, 2017 and December 31, 2016 was 13.0% and 11.0%, respectively.

5. Debt

Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
	(In thousands)
Line of Credit	$61,650	$6,729

Subordinated Promissory Notes	$20,000	$—
Term Loan A	230,750	217,400
Term Loan B	47,000	—
Debt issuance costs	(11,014)	(6,376)

	286,736	211,024
Less: current portion	37,559	7,130

Long-term debt, net	$249,177	$203,894

Subordinated Promissory Notes

On June 26, 2017, FAH, LLC issued promissory notes payable to certain of its members, including several members of management and its majority owner, in the aggregate principal amount of $20.0 million (the “Subordinated Promissory Notes”). Borrowings under the Subordinated Promissory Notes accrued interest at a rate equal to 11.0% per year for the first 90 days after their effective date, increasing to 13.0% per year 91 days after such effective date and 15.0% per year 181 days after such effective date. Proceeds from the Subordinated Promissory Notes were used to finance a portion of the contingent consideration related to the ACON Acquisition that was paid out during the nine months ended September 30, 2017. The Subordinated Promissory Notes mature on the earlier of (i) 180 days after payment of all obligations under the Senior Secured Credit Facilities (discussed further below) or (ii) the consummation of a qualified initial public offering. Accordingly, the Company classified the Subordinated Promissory Notes as current as of September 30, 2017 in the accompanying unaudited condensed consolidated balance sheets. In November 2017, all of the outstanding aggregate principal balance and accrued interest on the Subordinated Promissory Notes of $20.9 million was repaid in connection with Funko, Inc.’s IPO.

Senior Secured Credit Facilities

In October 2015, the Company entered into a credit agreement which provided for a $175.0 million term loan facility (the “Term Loan A Facility”) and revolving credit facility, including a $3.0 million subfacility for the issuance of letters of credit (the “Revolving Credit Facility”). On January 17, 2017, the Company entered into an amendment to its credit agreement which provided for, among other things, an additional $50.0 million term loan facility (the “Term Loan B Facility” and, together with the Term Loan A Facility and Revolving Credit Facility, the “Senior Secured Credit Facilities”), providing for interest rate options that can be chosen by the Company and an increase in commitments under the Revolving Credit Facility to $80.0 million. The Term Loan B Facility is payable in monthly installments of $1.0 million per month, with options to defer its installment payment on or prior to December 31, 2017 upon compliance with certain conditions. The remaining unpaid balance on the Term Loan B Facility, together with all accrued and unpaid interest, is due and payable on the earlier of October 30, 2021 and the date all commitments under the Revolving Credit Facility are terminated. Proceeds from the Term Loan B Facility were used to fund a $49.0 million special cash distribution to the holders of FAH, LLC’s Class A units, $0.8 million in cash bonus payments to certain of FAH, LLC’s executive officers and other employees and a $0.2 million reduction in interest and principal under loans to certain members of management. In conjunction with this amendment, the Company issued the lenders warrants to purchase 1,774 of FAH, LLC’s Class A units and 94 of FAH, LLC’s common units.

The debt and warrants were measured at their relative fair value at the date of issuance and as the warrants were determined to be an equity instrument, the relative fair value of the warrants, net of the allocated portion of issuance costs was recorded as additional paid-in capital. The relative fair value assigned to the warrants to purchase FAH, LLC’s Class A units was $5.0 million, and $0.7 million for the warrants to purchase common units. The total amount assigned to warrants was recorded as a debt discount and is accreted to interest expense using the effective interest rate method over the life of the debt.

In June 2017, the Company entered into additional amendments to its credit agreement to, among other things, (1) permit the Company to enter into certain subordinated loan documents, and (2) increase borrowings under the Term Loan A Facility by $20.0 million, increase commitments under the Revolving Credit Facility to $100.0 million and make certain changes to certain covenants and definitions. Proceeds from the additional Term Loan A Facility borrowings were used to fund a portion of the purchase price for the Loungefly Acquisition and to pay related fees and expenses.

The Senior Secured Credit Facilities also provide for an excess cash flow payment following the end of each fiscal year that requires the Company to prepay the outstanding principal amount of all loans under the Senior Secured Credit Facilities in an aggregate amount equal to 60% of excess cash flow for such fiscal year, subject to certain step-downs and other reductions based on the Company’s senior leverage ratio and the amount of certain voluntary prepayments. The Company did not make any excess cash flow prepayments for the nine months ended September 30, 2017 or 2016.

Borrowings under the Term Loan A Facility accrue interest at an annual rate equal to, at the Company’s option, either (1) the Reference Rate plus a margin of 6.25%, or (2) the LIBOR Rate plus a margin of 7.25%. The “Reference Rate” is defined as the greatest of (1) a commercial lending rate publicly announced by the reference bank, (2) the federal funds open rate plus 0.50% per year, and (3) the one-month LIBOR published in the Wall Street Journal plus 1.00% per year, subject to a 3.00% floor. The “LIBOR Rate” is defined as the applicable London Interbank Offered Rate for U.S. dollar deposits, subject to a 1.00% floor, divided by 1.00 minus the maximum effective reserve percentage for Eurocurrency funding. Borrowings under the Term Loan B Facility accrue interest at an annual rate equal to, at the Company’s option, either (1) the Reference Rate plus a margin of 9.00% per year, or (2) the LIBOR Rate plus a margin of 10.00% per year. In November 2017, all of the outstanding aggregate principal balance and accrued interest of $46.1 million on the Company’s Term Loan B Facility was repaid in connection with the IPO, and the Company recorded a $5.1 million loss on debt extinguishment as a result of the write-off of unamortized discount.

The Senior Secured Credit Facilities are collateralized by substantially all of the assets of, and the equity interests held by, the borrowers and any subsidiary guarantor that may become party to the credit agreement in the future, subject to certain exceptions. The Senior Secured Credit Facilities also contain certain financial and restrictive covenants. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

The Company had $61.7 million and $6.7 million of borrowings outstanding under the Revolving Credit Facility as of September 30, 2017 and December 31, 2016, respectively. In November 2017, all of the outstanding aggregate principal balance and accrued interest of $55.6 million was repaid on the Revolving Credit Facility in connection with the IPO. There were no outstanding letters of credit as of September 30, 2017 and December 31, 2016.

6. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2027. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs.

Legal Contingencies

The Company is involved in claims and litigation in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery, and/or development of important factual information and legal information is insufficient to enable the Company to estimate a range of possible loss, if any. An adverse determination in one or more of these pending matters could have an adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

7. Segments

The Company identifies its reportable segments according to how the business activities are managed and evaluated and for which discrete financial information is available and for which is regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, it has one reportable segment. The following table is a summary of product categories as a percent of net sales:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Figures	80.4%	79.9%	82.4%	80.9%
Other	19.6%	20.1%	17.6%	19.1%

The following tables present summarized geographical information (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Net sales:
United States	$104,234	$97,877	$253,782	$242,531
Foreign	38,578	20,167	92,828	51,774

Total net sales	$142,812	$118,044	$346,610	$294,305

	September 30,	December 31,
	2017	2016
Long-lived assets:
United States	$25,589	$14,773
China and Vietnam	16,888	13,791
United Kingdom	710	—

Total long-lived assets	$43,187	$28,564

8. Related Party Transactions

Members’ Equity Contribution

On June 26, 2017, the Company issued 5,000 Class A units in exchange for a contribution of $5.0 million from several members of management and ACON. As a result of this issuance, the Company recorded equity-based compensation expense in the unaudited condensed consolidated statements of operations of $2.2 million.

ACON Equity Management Agreement

On October 31, 2015, the Company entered into a management services agreement with ACON Equity Management, L.L.C. (“ACON Equity Management”), which requires payment of a monitoring fee equal to the greater of (1) $500,000 and (2) 2% prior year Adjusted EBITDA, up to a maximum fee of $2.0 million. Pursuant to the management services agreement, Funko, LLC also agreed to pay ACON Equity Management a one-time advisory fee of $2.0 million, and agreed to reimburse ACON Equity Management for certain costs and expenses in connection with ACON Equity Management’s performance under the agreement. In connection with the IPO, on November 6, 2017, the management fee agreement terminated. ACON Equity Management waived the $5.8 million termination fee.

The Company recognized $0.5 million and $1.5 million in management fees for the three and nine months ended September 30, 2017, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, respectively. These fees are recorded within selling, general and administrative expenses. As of September 30, 2017 and December 31, 2016, $0.5 million and $0.4 million, respectively, of these fees and other amounts due to ACON Equity Management, were included within accrued expenses and other current liabilities.

Promissory and Subordinated Promissory Notes

In October 2015, the Company entered into subscription agreements with several members of management (the “Purchasers”) to purchase FAH, LLC Class A units having an aggregate purchase price of $0.9 million. Funko, LLC entered into a secured promissory note with each Purchaser in an amount equal to the purchase price of the Class A units purchased by such individual. Amounts outstanding under the promissory notes were collateralized by all direct or indirect ownership interests of the Purchasers in FAH, LLC. The promissory notes had an 8% interest rate compounded on an annual basis, and were recorded as a non-cash transaction within members’ equity. The Company recognized interest on a cash basis when principal payments were made, and recorded a nominal amount of interest income for the three and nine months ended September 30, 2017, and a nominal amount of interest income for the three and nine months ended September 30, 2016. On October 5, 2017, outstanding aggregate principal and accrued interest of $0.2 million was forgiven for certain of FAH, LLC’s officers and executives.

See discussion of the Subordinated Promissory Notes in Note 5, “Debt.” The Subordinated Promissory Notes were repaid in November 2017, with proceeds from the IPO.

Other Agreements

In June 2017, in connection with the Loungefly Acquisition, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by the Company’s employees, who were the former owners of Loungefly, LLC. For the three and nine months ended September 30, 2017, the Company recorded $0.1 million in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the

Company’s unaudited condensed consolidated statements of operations. At September 30, 2017, amounts owed to those entities were $6.6 million and were recorded in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three and nine months ended September 30, 2017, the Company recorded approximately $1.5 million and $2.7 million, respectively, in net sales to Forbidden Planet. At September 30, 2017, accounts receivable from Forbidden Planet were $0.5 million on the unaudited condensed consolidated balance sheet.

9. Subsequent Events

Initial Public Offering

On November 6, 2017, Funko, Inc. completed its IPO of 10,416,666 shares of Class A common stock at a public offering price of $12.00 per share and received approximately $116.4 million in net proceeds, after deducting underwriting discounts and commissions. Funko, Inc. used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO and related reorganizational transactions, Funko Inc. held 23,337,705 common units of FAH, LLC, representing an approximately 48.3% economic interest in FAH, LLC.

The Company used the net proceeds from the sale of common units to Funko, Inc., together with cash on hand, to repay all of the outstanding aggregate principal balance and accrued interest of $20.9 million on its Subordinated Promissory Notes, repay all of the outstanding aggregate principal balance and accrued interest of $46.1 million on its Term Loan B Facility and repay all of the outstanding aggregate principal balance and accrued interest of $55.6 million on its Revolving Credit Facility. The Company recorded a $5.1 million loss on debt extinguishment as a result of the write-off of unamortized discount related to the repayment of its Term Loan B Facility.

In connection with the IPO, existing options to purchase certain ownership interests in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC and existing warrants to purchase ownership interests in FAH, LLC were converted into 240,398 common units of FAH, LLC.

A Large Evil Corporation Limited

On November 28, 2017, the Company acquired 100% of the outstanding equity of A Large Evil Corporation Limited, an animation studio based in Bath, United Kingdom, for approximately $4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated November 1, 2017, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on November 3, 2017 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion and analysis of our historical results of operations and financial position does not give effect to the completion of our IPO or the reorganization transactions entered into in connection therewith (the “Transactions”), which are described in the notes to condensed consolidated financial statements. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•	“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: (1) following the consummation of the Transactions, to Funko, Inc., and, unless otherwise stated, all of its subsidiaries, including FAH, LLC and, unless otherwise stated, all of its subsidiaries, and (2) prior to the completion of the Transactions, to FAH, LLC and, unless otherwise stated, all of its subsidiaries.

•	“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including any such fund or entity formed to hold shares of Class A common stock for the Former Equity Owners).

•	“Continuing Equity Owners” refers collectively to ACON, Fundamental, the Former Profits Interests Holders, the Warrant Holders and certain current and former executive officers, employees and directors and each of their permitted transferees that own common units in FAH, LLC after the Transactions and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.

•	“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement.

•	“FHL” refers to Funko Holdings LLC, a Delaware limited liability company.

•	“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc.’s Class A common stock (to be held by them either directly or indirectly) in connection with the consummation of the Transactions.

•	“Former Profits Interests Holders” refers collectively to certain of our directors and certain current executive officers and employees, in each case, who, prior to the consummation of the Transactions, held existing vested and unvested profits interests in FAH, LLC pursuant to FAH, LLC’s prior equity incentive plan and received common units of FAH, LLC in exchange for their profits interests (subject to any common units received in exchange for unvested profits interests remaining subject to their existing time-based vesting requirements) in connection with the Transactions.

•	“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.

•	“Original Equity Owners” refers to the owners of ownership interests in FAH, LLC, collectively, prior to the Transactions, which include ACON, Fundamental, the Former Profits Interests Holders and certain current and former executive officers, employees and directors.

•	“Warrant Holders” refers to lenders under our Senior Secured Credit Facilities (as defined herein) that previously held warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the consummation of the Transactions.

Overview

We are a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel and homewares.

We were founded in 1998 as a consumer products company focused on designing and selling nostalgic bobble head figures. In 2005, we were acquired by a small group of investors led by Brian Mariotti, who took over day-to-day operations and has served as our Chief Executive Officer since that time. Under Brian’s leadership, we have significantly broadened and deepened our relationships with content providers. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We strive to license every pop culture property that we believe is relevant to consumers. As of September 30, 2017, we had active license agreements with over 110 different licensors covering over 1,000 properties. Over the same period, we also diversified our products and brands. Today, we offer over 5,000 products across our product categories.

While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against. Domestically, we primarily sell our products to specialty retailers, mass-market retailers, and e-commerce sites. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd., which we formed in December 2016 in connection with our acquisition of Underground Toys Limited (the “Underground Toys Acquisition”). We also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence. We also sell certain of our products directly to consumers through our e-commerce business and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events.

Refer to Note 7, “Segments” for additional information related to sales by product category and geographic location.

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $116.4 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO and related Transactions, we held 23,337,705 common units, representing an approximately 48.3% interest in FAH, LLC.

Factors Affecting our Business

Growth in the Market for Pop Culture Consumer Products

Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefitted from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con International: San Diego and New York Comic Con, and the popularity of eSports. These trends have contributed to significant recent growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected.

Relationships with Content Providers

We generate substantially all of our net sales from products based on intellectual property we license from others. We have strong relationships with many established content providers and seek to establish licensing relationships with newer content providers. For example, in 2016, we introduced a line of products based on the video game property “Five Nights at Freddy’s,” which accounted for sales of approximately $29.2 million, or 8.4%, of our net sales for the nine months ended September 30, 2017, and approximately $63.1 million, or 15%, of our net sales for the year ended December 31, 2016. Our content provider relationships are highly diversified, allowing us to license a wide array of properties and reduce our exposure to any one property.

We believe there is a trend of content providers consolidating their relationships to do more business with fewer licensees. We believe our ability to help maximize the value and extend the relevance of our content providers’ properties has allowed us to benefit from this trend. Although we have a successful track record of renewing and extending the scope of licenses, our license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. In addition, the efforts of our senior management team have been integral to our relationships with our licensors. Inability to license newer pop culture properties, the termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could adversely affect our business.

Retail Industry Dynamics; Relationships with Retail Customers

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefitted our business as retailers dedicated additional shelf space to our products and pop culture consumer products generally to drive additional traffic to their stores and improve sales in previously less productive shelf space. However, our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor for any reason could adversely affect our business. In addition, our future growth depends upon our ability to successfully execute our business strategy. See “Risk Factors—Risks Related to Our Business—Our success depends on our ability to execute our business strategy.”

Content Mix

The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. In addition, over time, we have continued to increase our number of active properties. An active property is a property from which we generate sales of products during a given period. For the nine months ended September 30, 2017 and 2016, we had sales of our products across 468 and 341 properties, respectively.

Our results of operations may also fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases and related content releases. Sales of a certain product or group of products tied to particular content can dramatically increase our net sales in any given quarter or year. For example, our net sales for the year ended December 31, 2016 were positively impacted by the introduction of a new line of products based on the video game property “Five Nights at Freddy’s,” described above. A sequel to Five Nights at Freddy’s was released in the fall of 2016 and we continue to see strong performance from this property, for which our license expires at the end of 2021. In addition, despite our efforts to diversify the properties on which we base our products, if the performance of one or more of these properties fails to meet expectations or are delayed in their release, our operating results could be adversely affected.

Post-Offering Taxation and Expenses

After consummation of our IPO on November 6, 2017, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of FAH, LLC, and we will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect to be significant. We intend to cause FAH, LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

In addition, as a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur additional annual expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect to recognize certain non-recurring costs as part of our transition to a publicly traded company, consisting of professional fees and other expenses.

Recent Developments

On November 28, 2017, we acquired 100% of the outstanding equity of A Large Evil Corporation Limited, an animation studio based in Bath, United Kingdom, for approximately $4 million.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$8,264	$17,153	$(1,901)	$11,126
EBITDA (1)	$25,810	$27,428	$45,668	$40,454
Adjusted EBITDA (1)	$27,008	$30,956	$58,292	$66,600

(1)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see below.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for monitoring fees, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate EBITDA and Adjusted EBITDA in the same manner. We present EBITDA and Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as a reasonable basis for comparing our ongoing results of operations.

Management uses EBITDA and Adjusted EBITDA:

•	as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections;

•	as a consideration to assess incentive compensation for our employees;

•	to evaluate the performance and effectiveness of our operational strategies; and

•	to evaluate our capacity to expand our business.

By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA to measure our compliance with covenants such as senior leverage ratio. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as indicators of financial performance. Some of the limitations are:

•	such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	such measures do not reflect changes in, or cash requirements for, our working capital needs;

•	such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

Due to these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments for non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs and foreign currency transaction gains and losses. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items, such as monitoring fees, that we do not expect to regularly record following our IPO. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles EBITDA and Adjusted EBITDA to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss):

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$8,264	$17,153	$(1,901)	$11,126
Interest expense, net	9,091	4,206	23,768	12,085
Income tax expense	22	—	1,046	—
Depreciation and amortization	8,433	6,069	22,755	17,243

EBITDA	$25,810	$27,428	$45,668	$40,454
Adjustments:
Monitoring fees (a)	489	374	1,470	1,123
Equity-based compensation (b)	583	583	4,328	1,749
Earnout fair market value adjustment (c)	22	1,427	30	8,057
Inventory step-up (d)	—	—	2,630	13,435
Acquisition transaction costs and other expenses (e)	136	1,144	4,311	1,782
Foreign currency transaction (gain) loss (f)	(32)	—	(145)	—

Adjusted EBITDA	$27,008	$30,956	$58,292	$66,600

(a)	Represents monitoring fees paid pursuant to a management services agreement with ACON that was entered into in connection with the ACON Acquisition, which terminated upon the consummation of the IPO in November 2017.
(b)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(c)	Reflects the increase in the fair value of contingent liabilities incurred in connection with the ACON Acquisition and the Underground Toys Acquisition.
(d)	Represents a non-cash adjustment to cost of sales resulting from acquisitions.
(e)	Represents legal, accounting, and other related costs incurred in connection with the IPO, the ACON Acquisition, the Underground Toys Acquisition, the Loungefly Acquisition and other potential acquisitions.
(f)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth information comparing the components of net income for the three months ended September 30, 2017 and 2016:

(amounts in thousands, except percentages)	Three Months Ended September 30,		Period over Period Change
	2017	2016	Dollar	Percentage
Net sales	$142,812	$118,044	$24,768	21.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	84,387	71,784	12,603	17.6%
Selling, general, and administrative expenses	32,511	18,694	13,817	73.9%
Acquisition transaction costs	136	138	(2)	-1.4%
Depreciation and amortization	8,433	6,069	2,364	39.0%

Total operating expenses	125,467	96,685	28,782	29.8%

Income from operations	17,345	21,359	(4,014)	-18.8%
Interest expense, net	9,091	4,206	4,885	116.1%
Other income, net	(32)	—	(32)	na

Loss before income taxes	8,286	17,153	(8,867)	-51.7%
Income tax expense	22	—	22	na

Net income	$8,264	$17,153	$(8,889)	-51.8%

Net Sales

Net sales were $142.8 million for the three months ended September 30, 2017, an increase of 21.0%, compared to $118.0 million for the three months ended September 30, 2016. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio. In the third quarter of 2017, the number of active properties increased 26.6% to 400 from 316 in the third quarter of 2016, and the average net sales per active property remained consistent at $0.4 million in both three month periods ended September 30, 2017 and 2016. An active property is a licensed property from which we generate sales of products during a given period. On a geographical basis, net sales in the United States increased 6.5% to $104.2 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and net sales in all foreign countries increased 91.3% to $38.6 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of the Underground Toys Acquisition. On a product category basis, net sales of figures increased 21.8% to $114.8 million in the three months ended September 30, 2017 and net sales of other products increased 17.8% to $28.0 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $84.4 million for the three months ended September 30, 2017, an increase of 17.6%, compared to $71.8 million for the three months ended September 30, 2016. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales as a result of the Underground Toys Acquisition.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 40.9% for the three months ended September 30, 2017, compared to 39.2% for the three months ended September 30, 2016. Gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2017 benefitted primarily from higher product margins in Europe, partially offset by higher royalty expenses from the mix of properties sold during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and higher freight and shipping costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $32.5 million for the three months ended September 30, 2017, an increase of 73.9%, compared to $18.7 million for the three months ended September 30, 2016. The increase was primarily due to additional expenses related to the continued growth in the business as well as recent strategic acquisitions and investments in key areas such as the Underground Toys Acquisition and direct-to-consumer initiatives. The increase in expenses primarily resulted from a $6.5 million increase in personnel expenses, a $2.3 million increase in accounts receivable reserve, a $1.8 million increase in advertising, marketing and commission expenses, a $1.3 million increase in rent and related facilities costs and a $1.0 million increase in software and related infrastructure costs. These increases were partially offset by a decrease in expense related to contingent consideration of $1.4 million, which was related to the ACON Acquisition, and which was recorded in the three months ended September 30, 2016. Selling, general and administrative expenses were 22.8% of net sales for the three months ended September 30, 2017, compared to 15.8% of net sales for the three months ended September 30, 2016.

We have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future. Specifically, we anticipate a significant increase in accounting, legal and professional fees associated with being a public company.

Acquisition Transaction Costs

Transaction costs related to acquisitions were $0.1 million for the three months ended September 30, 2017 and $0.1 million for the three months ended September 30, 2016. Transaction costs for the three months ended September 30, 2017 related to the Loungefly Acquisition. Transaction costs for the three months ended September 30, 2016 primarily related to potential acquisition targets.

Depreciation and Amortization

Depreciation and amortization expense was $8.4 million for the three months ended September 30, 2017 compared to depreciation and amortization expense of $6.1 million for the three months ended September 30, 2016, representing a period over period increase in depreciation and amortization expense of 39.0%. The increase in depreciation primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines, leasehold improvements at our corporate offices and warehouse facilities, and the increase in amortization related to the Underground Toys Acquisition and the June 28, 2017 acquisition of Loungefly (the “Loungefly Acquisition”).

Interest Expense, Net

Interest expense, net was $9.1 million for the three months ended September 30, 2017, an increase of 116.1%, compared to $4.2 million for the three months ended September 30, 2016. The increase in interest expense, net primarily related to the incurrence of an additional $50.0 million in long-term debt under our Term Loan A Facility in September 2016, the incurrence of $50.0 million in long-term debt under our Term Loan B Facility in January 2017, and both the incurrence of $20.0 million in long-term debt under our Term Loan A Facility and issuance of the Subordinated Promissory Notes in the aggregate principal amount of $20.0 million in June 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2017 and 2016:

(amounts in thousands, except percentages)	Nine Months Ended September 30,		Period over Period Change
	2017	2016	Dollar	Percentage
Net sales	$346,610	$294,305	$52,305	17.8%
Cost of sales (exclusive of depreciation and amortization shown separately below)	214,453	197,583	16,870	8.5%
Selling, general, and administrative expenses	83,412	55,781	27,631	49.5%
Acquisition transaction costs	3,222	487	2,735	561.6%
Depreciation and amortization	22,755	17,243	5,512	32.0%

Total operating expenses	323,842	271,094	52,748	19.5%

Income from operations	22,768	23,211	(443)	-1.9%
Interest expense, net	23,768	12,085	11,683	96.7%
Other income, net	(145)	—	(145)	na

Loss (income) before income taxes	(855)	11,126	(11,981)	-107.7%
Income tax expense	1,046	—	1,046	na

Net income (loss)	$(1,901)	$11,126	$(13,027)	-117.1%

Net Sales

Net sales were $346.6 million for the nine months ended September 30, 2017, an increase of 17.8% compared to $294.3 million for the nine months ended September 30, 2016. Net sales increased primarily as a result of the continued expansion of products and properties in our portfolio.

In the nine months ended September 30, 2017, the number of active properties increased 37.2% to 468 from 341 in the nine months ended September 30, 2016, and average net sales per active property declined to $0.7 million in the nine months ended September 30, 2017 compared to $0.9 million in average net sales per active property for the nine months ended September 30, 2016. As previously noted, while we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 4.6% to $253.8 million in the nine months ended September 30, 2017 as compared to $242.5 million in the nine months ended September 30, 2016, and net sales in all foreign countries increased 79.3% to $92.8 million in the nine months ended September 30, 2017 from $51.8 million in the nine months ended September 30, 2016, as a result of the Underground Toys Acquisition. On a product category basis, net sales of figures increased 19.9% to $285.4 million in the nine months ended September 30, 2017 and net sales of other products increased 8.7% to $61.2 million as compared to the nine months ended September 30, 2016.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $214.5 million for the nine months ended September 30, 2017, an increase of 8.5%, compared to $197.6 million for the nine months ended September 30, 2016. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales as discussed above. Cost of sales was further impacted by the application of purchase accounting in connection with the ACON Acquisition and the Underground Toys Acquisition, which required inventory to be recorded at estimated fair value at the time of acquisition. This step-up resulted in an increase to inventory of $22.1 million and $2.6 million based on the estimated fair value as of the date of the ACON Acquisition and the Underground Toys Acquisition, respectively. As a result, during the nine months ended September 30, 2017 and 2016, cost of sales increased by $2.6 million and $13.4 million, respectively.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.1% for the nine months ended September 30, 2017,

compared to 32.9% for the nine months ended September 30, 2016. Gross margin for the nine months ended September 30, 2017 was positively impacted primarily by the absence of recording of inventory at estimated fair value in connection with the ACON Acquisition and, to a lesser extent, by improved product margins from Funko UK, as well as a decrease in the weighted average royalty rate.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $83.4 million for the nine months ended September 30, 2017, an increase of 49.5%, compared to $55.8 million for the nine months ended September 30, 2016. As previously discussed, the increase was driven by additional expenses related to the continued growth in the business as well as recent strategic acquisitions and investments in key areas such as the Underground Toys Acquisition and direct-to-consumer initiatives. Specifically, the increase was primarily due to a $15.7 million increase in personnel expenses, a $10.2 million increase in professional fees and other costs, a $3.3 million increase in advertising, marketing and commission expenses, and a $2.9 million increase in rent and related facilities costs. These increases were partially offset by a decrease in expense related to contingent consideration of $8.0 million, which was related to the ACON Acquisition, and which was recorded in 2016.

Selling, general, and administrative expenses were 24.1% of net sales for the nine months ended September 30, 2017, compared to 19.0% of net sales for the nine months ended September 30, 2016. As noted above, we have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future. Specifically, we anticipate a significant increase in accounting, legal and professional fees associated with being a public company.

Acquisition Transaction Costs

Transaction costs related to acquisitions were $3.2 million for the nine months ended September 30, 2017, compared to $0.5 million for the nine months ended September 30, 2016. Transaction costs for the nine months ended September 30, 2017 related to the Underground Toys Acquisition and the Loungefly Acquisition. Transaction costs for the nine months ended September 30, 2016 related to potential acquisition targets.

Depreciation and Amortization

Depreciation and amortization expense was $22.8 million for the nine months ended September 30, 2017, an increase of 32.0%, compared to $17.2 million for the nine months ended September 30, 2016. The increase in depreciation and amortization primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines and leasehold improvements at our corporate offices and warehouse facilities, and an increase in amortization related to the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net was $23.8 million for the nine months ended September 30, 2017, an increase of 96.7%, compared to $12.1 million for the nine months ended September 30, 2016. The increase in interest expense, net primarily related to the incurrence of an additional $50.0 million in long-term debt under our Term Loan A Facility in September 2016, the incurrence of $50.0 million in long-term debt under our Term Loan B Facility in January 2017, and both the incurrence of $20.0 million in long-term debt under our Term Loan A Facility and issuance of the Subordinated Promissory Notes in the aggregate principal amount of $20.0 million, both in June 2017.

Liquidity and Financial Condition

Introduction

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. In the nine months ended September 30, 2017 and 2016, we also received contributions from members of FAH, LLC as further described below under “Liquidity;” however, we do not anticipate receiving any additional contributions from members of FAH, LLC.

On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $116.4 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. FAH, LLC used the net proceeds from the sale of common units to Funko, Inc., together with cash on hand, to repay all of the outstanding aggregate principal balance and accrued interest of $20.9 million on our Subordinated Promissory Notes, repay all of the outstanding aggregate principal balance and accrued interest of $46.1 million on our Term Loan B Facility and repay all of the outstanding principal balance and accrued interest of $55.6 million on our Revolving Credit Facility. The net proceeds from the IPO will be reflected in our consolidated financial statements in our Annual Report on Form 10-K for the year ending December 31, 2017.

Liquidity

The following table shows summary cash flow information for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$10,440	$(3,682)
Net cash used in investing activities	(54,721)	(13,295)
Net cash provided by (used in) financing activities	45,872	(7,256)
Effect of exchange rates on cash and cash equivalents	(90)	—

Net increase (decrease) in cash and cash equivalents	$1,501	$(24,233)

Operating Activities. Our net cash provided by (used in) operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation and fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 2017, compared to net cash used in operating activities of $3.7 million for the nine months ended September 30, 2016. The increase was primarily due to changes in working capital, which increased cash provided by operating activities by $24.4 million. In addition, non-cash adjustments increased net cash provided by operating activities by $2.8 million in the nine months ended September 30, 2017, due primarily to increased equity based compensation, which increased $2.6 million as compared to the nine months ended September 30, 2016, and accretion of discount on long-term debt, which increased $2.5 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were partially offset by an $8.0 million decrease in non-cash adjustments related to contingent consideration. Overall, the increases in net cash provided by operating activities were partially offset by a $13.0 million increase in cash used in operating activities related to our $1.9 million net loss in the nine months ended September 30, 2017 compared to $11.1 million in net income in the nine months ended September 30, 2016.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the nine months ended September 30, 2017, net cash used in investing activities was $54.7 million and was primarily comprised of initial cash consideration of $12.6 million and $15.8 million for the Underground Toys Acquisition and the Loungefly Acquisition, respectively. Additionally, $26.3 million of net cash used in investing activities was for the purchase of property and equipment and primarily consisted of $15.2 million for the purchase of property and equipment related to tooling and molds for the expansion of product lines and $6.4 million for leasehold improvements related to the buildout of our new headquarters.

For the nine months ended September 30, 2016, net cash used in investing activities was $13.3 million and was primarily for the purchase of property and equipment related to tooling and molds for the expansion of product lines.

Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, contributions from, and distributions to, members and the payment of contingent consideration. After the IPO, we do not anticipate any financing activity related to contributions from members.

For the nine months ended September 30, 2017, net cash provided by financing activities was $45.9 million, primarily related to net borrowings on the Revolving Credit Facility of $54.9 million, net proceeds from the Term Loan A Facility and Term Loan B Facility of $56.7 million, net proceeds from Subordinated Promissory Notes of $20.0 million and contributions from members of $5.0 million, partially offset by payments of contingent consideration of $18.0 million, and $72.8 million in distributions to members.

For the nine months ended September 30, 2016, net cash used in financing activities was $7.3 million, primarily related to $70.4 million in distributions to members, partially offset by $42.2 million in net proceeds from the Term Loan A Facility, contributions from members of $15.0 million and net borrowings on the Revolving Credit Facility of $6.0 million.

Seasonality

While our customers in the retail industry typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. Historically, over 50% of our net sales are made in the third and fourth quarters, primarily in the period from August through November, as our customers build up their inventories in anticipation of the holiday season. Generally, the first quarter of the year is the lowest shipment and sales in our business and in the retail and toy industries generally and therefore it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.

Financial Condition

Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”), we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. As of September 30, 2017, we were in compliance with all covenants.

As of September 30, 2017, we had $7.7 million of cash and cash equivalents and $12.2 million of working capital, compared with $6.2 million of cash and cash equivalents and $54.9 million of working capital as of December 31, 2016. Working capital is impacted by the current portion of our long-term debt, which significantly increased as of September 30, 2017 as compared to December 31, 2016 and, as previously disclosed, the seasonal trends of our business and the timing of new product releases. For further discussion of changes in our debt, see below, and Note 5, “Debt.”

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Senior Secured Credit Facilities and Subordinated Promissory Notes (see Note 5, “Debt”). On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $116.4 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions.

Senior Secured Credit Facilities. For a discussion of our Senior Secured Credit Facilities, see Note 5, “Debt.” Using the net proceeds from the IPO and cash on hand, in November 2017, we repaid all of the outstanding aggregate principal balance and accrued interest of $46.1 million on our Term Loan B Facility and repaid all of the outstanding principal balance and accrued interest of $55.6 million on our Revolving Credit Facility.

Subordinated Promissory Notes. For a discussion of our Subordinated Promissory Notes, see Note 5, “Debt.” Using the net proceeds from the IPO and cash on hand, in November 2017, all of the outstanding aggregate principal balance and accrued interest of $20.9 million on our Subordinated Promissory Notes was repaid.

Uses

Additional future liquidity needs may include public company costs, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), and payments under the Tax Receivable Agreement. The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.

Contractual Obligations

There were no material changes in our commitments during the three months ended September 30, 2017 under contractual obligations as disclosed in our Prospectus outside the course of normal business.

In November 2017, we repaid all of the outstanding aggregate principal balance and accrued interest of $20.9 million on our Subordinated Promissory Notes, repaid all of the outstanding aggregate principal balance and accrued interest of $46.1 million on our Term Loan B Facility and repaid all of the outstanding aggregate principal balance and accrued interest of $55.6 million on our Revolving Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Jumpstart Our Business Startups Act of 2012. The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will adopt new or revised accounting standards upon or prior to required public company adoption dates. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require us to make estimates and judgements that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities, revenue and expenses at the date of the unaudited condensed consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and sales allowances, royalties, inventory, goodwill and intangible assets, equity-based compensation and income taxes.

There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Prospectus. Refer to Note 2, “Significant Accounting Policies” for a discussion of significant accounting policies and recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in our Prospectus.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded, based on its evaluation as of the end of the period covered by this report, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act”)), are effective.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are party to additional legal proceedings incidental to our business. While the outcome of these additional matters could differ from management’s expectations, we do not believe that the resolution of such matters is reasonably likely to have a material effect on our results of operations or financial condition.

On November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against Funko, Inc., certain of our officers and directors, and the underwriters of our initial public offering, entitled Robert Lowinger v. Funko, Inc., et. al., No. 17-2-29838-7 SEA. The complaint alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the class, as well as attorneys’ fees and costs. We intend to vigorously defend all claims asserted.

Item 1A.	Risk Factors.

RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission (“SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our success depends on our ability to execute our business strategy.

Our net sales and profitability have grown rapidly in recent periods; however, this should not be considered indicative of our future performance. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:

•	expand our market presence in existing sales channels and enter additional sales channels;

•	anticipate, gauge and respond to rapidly changing consumer preferences and pop culture trends;

•	acquire or enter into new licenses in existing product categories or in new product categories;

•	expand our geographic presence to take advantage of opportunities outside of the United States;

•	enhance and maintain favorable brand recognition for our company and product offerings;

•	maintain and expand margins through sales growth and efficiency initiatives;

•	effectively manage our relationships with third-party manufacturers;

•	effectively manage our debt, working capital and capital investments to maintain and improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate businesses successfully.

There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we may decide to divest or discontinue certain brands or products or streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.

Our business is dependent upon our license agreements, which involve certain risks.

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our Chief Executive Officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 70% and 80% of our net sales for the nine months ended September 30, 2017 and 2016, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership and collectively these licensors accounted for approximately 31% and 33% of our net sales for the nine months ended September 30, 2017 and 2016, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of September 30, 2017, we had a reserve of $4.5 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

•	maintain the integrity of the applicable intellectual property;

•	obtain the licensor’s approval of the products we develop under the license prior to making any sales;

•	permit the licensor’s involvement in, or obtain the licensor’s approval of, advertising, packaging and marketing plans;

•	maintain minimum sales levels or make minimum guaranteed royalty payments;

•	actively promote the sale of the licensed product and maintain the availability of the licensed product throughout the license term;

•	spend a certain percentage of our sales of the licensed product on marketing and advertising for the licensed product;

•	sell the products we develop under the license only within a specified territory or within specified sales channels;

•	indemnify the licensor in the event of product liability or other claims related to the licensed product and advertising or other materials used to promote the licensed product;

•	obtain the licensor’s approval of the retail price of the licensed products;

•	sell the licensed products to the licensor at a discounted price or at the lowest price charged to our customers;

•	obtain the licensor’s consent prior to assigning or sub-licensing to third parties; and

•	provide notice to the licensor or obtain its approval of certain changes in control.

If we breach any of these obligations or any other obligations set forth in any of our license agreements, we could be subject to monetary penalties and our rights under such license agreements could be terminated, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our success is also partially dependent on the reputation of our licensors and the goodwill associated with their intellectual property, and the ability of our licensors to protect and maintain the intellectual property rights that we use in connection with our products, all of which may be harmed by factors outside our control. See also “If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.”

As a purveyor of licensed pop culture consumer products, we cannot assure you that we will be able to design and develop products that will be popular with consumers, or that we will be able to maintain the popularity of successful products.

The interests of consumers evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate both the products and the movies, TV shows, video games, music, sports and other content releases (including the related characters), that will appeal to consumers and quickly develop and introduce products that can compete successfully for consumers’ limited time, attention and spending. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of consumer products and content that compete for consumers’ interest and acceptance, create an environment in which some products and content can fail to achieve consumer acceptance, while others can be popular during a certain period of time but then be rapidly replaced. As a result, consumer products, particularly those based on pop culture such as ours, can have short life cycles. In addition, given the growing market for digital products and the increasingly digital nature of pop culture, there is also a risk that consumer demand for physical products may decrease over time. If we devote time and resources to developing and marketing products that consumers do not find appealing enough to buy in sufficient quantities of our products to be profitable to us, our sales and profits may decline and our business performance may be damaged. Similarly, if our product offerings fail to correctly anticipate consumer interests, our sales and earnings will be adversely affected.

Additionally, our business is increasingly global and depends on interest in and acceptance of our products and our licensors’ brands by consumers in diverse markets around the world with different tastes and preferences. As such, our success depends on our ability to successfully predict and adapt to changing consumer tastes and preferences in multiple markets and geographies and to design products that can achieve popularity globally over a broad and diverse consumer audience. There is no guarantee that we will be able to successfully develop and market products with global appeal.

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 64% and 75% of our net sales for the years ended December 31, 2016 and 2015, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that were successful in achieving a similar level of consumer acceptance and that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

Changes in the retail industry and markets for consumer products affecting our retail customers or retailing practices could negatively impact our business, financial condition and results of operations.

Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, changes in the retail industry can negatively impact our business, financial condition and results of operations.

Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers are closing physical stores, and some traditional retailers are engaging in significant reorganizations, filing for bankruptcy and going out of business. For example, in September 2017, Toys “R” Us, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Such entities accounted for approximately 3.6% and 2.8% of our net sales for the nine months ended September 30, 2017 and 2016, respectively. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, we could be unable to collect amounts owed to us, and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.

If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.

Historically, substantially all of our net sales has been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 44% and 61% of our net sales for the nine months ended September 30, 2017 and 2016, respectively. Additionally, our largest customer, GameStop, represented approximately 12% of our net sales for each of the nine months ended September 30, 2017 and 2016. Additionally, Hot Topic represented approximately 6% and 10% of our net sales for the nine months ended September 30, 2017 and 2016, respectively.

We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. We further depend on our retail customers to employ, educate and motivate their sales personnel to effectively sell our products. If our retail customers do not adequately display our products or choose to promote competitors’ products over ours, our sales could decrease and our business could be harmed. Similarly, we depend on our distributors to reach retailers in certain market segments in the United States and to reach international retailers in countries where we do not have a direct presence. Our distributors generally offer products from several different companies, including our competitors. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, we might need to find another distributor in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms.

In addition, our business could be adversely affected if any of our retail customers or distributors were to reduce purchases of our products. Our retail customers and distributors generally build inventories in anticipation of future sales, and will decrease the size of their future product orders if sales do not occur as rapidly as they anticipate. Our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor, could adversely affect our net sales, operating results and financial condition.

Furthermore, consumer preferences have shifted, and may continue to shift in the future, to sales channels other than traditional retail, including e-commerce, in which we have more limited experience, presence and development. Consumer demand for our products may be less in these channels than in traditional retail channels. In addition, our entry into new product categories and geographies has exposed, and may continue to expose, us to new sales channels in which we have less expertise. If we are not successful in developing our e-commerce channel and other new sales channels, our net sales and profitability may be adversely affected.

Our industry is highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors, our sales, market share and profitability could decline.

Our industry is, and will continue to be, highly competitive. We compete with toy companies in many of our product categories, some of which have substantially more resources than us, stronger name recognition, longer operating histories and greater economies of scale. We also compete with numerous smaller domestic and foreign collectible product designers and manufacturers. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer acceptance and purchase.

In addition to existing competitors, the barriers to entry for new participants in our industry are low, and the increasing use of digital technology, social media and the internet to spark consumer interest has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants can gain access to retail customers and consumers and become a significant source of competition for our products in a very short period of time. Additionally, since we do not have exclusive rights to any of the properties we license or the related entertainment brands, our competitors, including those with more resources and greater economies of scale, can obtain licenses to design and sell products based on the same properties that we license, potentially on more favorable terms. Any of these competitors may be able to bring new products to market more quickly, respond more rapidly than us to changes in consumer preferences and produce products of higher quality or that can be sold at more accessible price points. To the extent our competitors’ products achieve greater market acceptance than our products, our business, financial condition and results of operations will be adversely affected.

In addition, certain of our licensors have reserved the rights to manufacture, distribute and sell identical or similar products to those we design and sell under our license agreements. These products could directly compete with our products and could be sold at lower prices than those at which our products are sold, resulting in higher margins for our customers compared to our products, potentially lessening our customers’ demand for our products and adversely affecting our sales and profitability.

Furthermore, competition for access to the properties we license is intense, and we must vigorously compete to obtain licenses to the intellectual property we need to produce our products. This competition could lessen our ability to secure, maintain, and renew our existing licenses, or require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain new licenses or retain our existing licenses. To the extent we are unable to license properties on commercially reasonable terms, or on terms at least as favorable as our competitors, our competitive position and demand for our products will suffer. Because our ability to compete for licensed properties is based largely on our ability to increase fan engagement and generate royalty revenues for our licensors, any reduction in the demand for and sales of our products will further inhibit our ability to obtain licenses on commercially reasonable terms or at all. As a result, any such reduction in the demand for and sales of our products could have a material adverse effect on our business, financial condition and results of operations.

We also increasingly compete with toy companies and other product designers for shelf space at specialty, mass-market and other retailers. Our retail customers will allocate shelf space and promotional resources based on the margins of our products for our customers, as well as their sales volumes. If toy companies or other competitors produce higher margin or more popular merchandise than our products, our retail customers may reduce purchases of our products and, in turn, devote less shelf space and resources to the sale of our products, which could have a material adverse effect on our sales and profitability.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 522 as of September 30, 2017. As a result of the Underground Toys Acquisition in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures, and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the nine months ended September 30, 2017 and 2016, our gross margins (exclusive of depreciation and amortization) were 38.1% and 32.9%, respectively. Our current gross margin may not be sustainable and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

•	changes in customer, geographic, or product mix;

•	introduction of new products, including our expansion into additional product categories;

•	increases in the royalty rates under our license agreements;

•	inability to meet minimum guaranteed royalties;

•	increases in, or our inability to reduce, our costs;

•	entry into new markets or growth in lower margin markets;

•	increases in raw materials, labor or other manufacturing- and inventory-related costs;

•	increases in transportation costs, including the cost of fuel;

•	increased price competition;

•	changes in the dynamics of our sales channels, including those affecting the retail industry and the financial health of our customers;

•	increases in sales discounts and allowances provided to our customers;

•	acquisitions of companies with a lower gross margin than ours; and

•	overall execution of our business strategy and operating plan.

If any of these factors, or other factors unknown to us at this time, occur, then our gross margin could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is largely dependent on content development and creation by third parties.

We spend considerable resources in designing and developing products in conjunction with planned movie, TV show, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent, including accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. Any such delay or cancellation may decrease the number of products we sell and harm our business.

We may not realize the full benefit of our licenses if the properties we license have less market appeal than expected or if sales from the products that use those properties are not sufficient to satisfy the minimum guaranteed royalties.

We seek to fulfill consumer preferences and interests by designing and selling products based on properties owned by third parties and licensed to us. The popularity of the properties we license can significantly affect our sales and profitability. If we produce products based on a particular content release, the success of the movie, TV show or video game has a critical impact on the level of consumer interest in the associated products we are offering. Although we license a wide variety of properties, sales of products tied to major movie franchises have been significant contributors to our business. In addition, the theatrical duration of movie releases has decreased over time and we expect this trend to continue. This may make it increasingly difficult for us to sell products based on such properties or lead our customers to reduce demand for our products to minimize inventory risk. If the performance of one or more of such movie franchises failed to meet expectations or if there was a shift in consumer tastes away from such franchises generally, our results of operations could be adversely affected. In addition, competition in our industry for access to licensed properties can lessen our ability to secure, maintain, and renew our existing licenses on commercially reasonable terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the nine months ended September 30, 2017 and 2016, we recorded reserves of $2.0 million and $0.3 million, respectively, related to prepaid royalties we estimated would not be met through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

Our success depends, in part, on our ability to successfully manage our inventories.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which for pop culture products can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

We may also be negatively affected by changes in retailers’ inventory policies and practices. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend to make purchases on a “just-in-time” basis. This requires us to more closely anticipate demand, and could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. If demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

An inability to develop and introduce products in a timely and cost-effective manner may damage our business.

Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Furthermore, our license agreements typically require us to obtain the licensor’s approval of the products we develop under a particular license prior to making any sales, which can have the effect of delaying our product releases. Additionally, for products based on properties in our movie, TV show and video game categories, this risk may also be exacerbated by our need to introduce new products on a timeframe that corresponds with a particular content release. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing delays or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.

Our intellectual property is a valuable asset of our business. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

In addition, we may fail to apply for, or be unable to obtain, protection for certain aspects of the intellectual property used in or beneficial to our business. Further, we cannot provide assurance that our applications for trademarks, copyrights and other intellectual property rights will be granted, or, if granted, will provide meaningful protection. In addition, third parties have in the past and could in the future bring infringement, invalidity or similar claims with respect to any of our current trademarks and copyrights, or any trademarks or copyrights that we may seek to obtain in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brands, and substantially harm our business and results of operations.

In order to protect or enforce our intellectual property and other proprietary rights, or to determine the enforceability, scope or validity of the intellectual or proprietary rights of others, we may initiate litigation or other proceedings against third parties. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation and other proceedings also put our intellectual property at risk of being invalidated, or if not invalidated, may result in the scope of our intellectual property rights being narrowed. In addition, our efforts to try to protect and defend our trademarks and copyrights may be ineffective. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits or other proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

In addition, most of our products bear the trademarks and other intellectual property rights of our licensors, and the value of our products is affected by the value of those rights. Our licensors’ ability to maintain and protect their trademarks and other intellectual property rights is subject to risks similar to those described above with respect to our intellectual property. We do not control the protection of the trademarks and other intellectual property rights of our licensors and cannot ensure that our licensors will be able to secure or protect their trademarks and other intellectual property rights. The loss of any of our significant owned or licensed trademarks, copyrights or other intellectual property could have a material adverse effect on our business, financial condition and results of operations. In addition, our licensors may engage in activities or otherwise be subject to negative publicity that could harm their reputation and impair the value of the intellectual property rights we license from them, which could reduce consumer demand for our products and adversely affect our business financial condition and results of operations.

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, copyrights and proprietary rights of other parties.

Our commercial success depends at least in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, copyrights and other proprietary rights of others. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage, and to the extent we gain greater visibility and market exposure as a public company, we may also face a greater risk of being the subject of such litigation. For these and other reasons, third parties may allege that our products or activities, including products we make under license, infringe, misappropriate or otherwise violate their trademark, copyright or other proprietary rights. While we typically receive intellectual property infringement indemnities from our licensors, the indemnities are often limited to third-party copyright infringement claims to the extent arising from our use of the licensed material. Defending against allegations and litigation could be expensive, take significant time, divert management’s attention from other business concerns, and delay getting our products to market. In addition, if we are found to be infringing, misappropriating or otherwise violating third-party trademark, copyright or other proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms or at all, or may need to redesign or rebrand our products, which may not be possible. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities. Any claims of violating others’ intellectual property, even those without merit, could therefore have a material adverse effect on our business, financial condition and results of operations.

Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.

Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our Chief Executive Officer, Brian Mariotti. We are dependent on his talents and believe he is integral to our relationships with our licensors and certain of our key retail customers. The loss of any member of our senior management team, or of any other key employees, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.

In addition, competition for qualified personnel is intense. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. Our headquarters is located near Seattle and competition in the Seattle area for qualified personnel, particularly those with technology-related skills and experience, is intense due to the increasing number of technology and e-commerce companies with a large or growing presence in Seattle, some of whom have greater resources than us and may be located closer to the city than we are.

Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing of new product releases.

The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 58.7% and 64.6%, of our net sales for the years ended December 31, 2016 and 2015, respectively, were made in the third and fourth quarters, primarily in the period from August through November, as our customers build up their inventories in anticipation of the holiday season.

This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.

In addition, our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing of new product releases and related content releases. Sales of a certain product or group of products tied to a particular content release can dramatically increase our net sales in any given quarter or year. For example, in 2016, we introduced products based on the video game property “Five Nights at Freddy’s,” sales of which accounted for approximately 15% of 2016 net sales. The timing and mix of products we sell in any given year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases.

Our results of operations may also fluctuate as a result of factors such as the delivery schedules set by our customers and holiday shut down schedules set by our third-party manufacturers. Additionally, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, these factors may have a greater effect on our results of operations in future periods.

Our use of third-party manufacturers to produce our products presents risks to our business.

We use third-party manufacturers to manufacture all of our products, and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have long-term contracts with our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

In addition, while we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, and we have the right to monitor compliance by our third-party manufacturers with our manufacturing requirements and to oversee the quality control process at our manufacturers’ factories, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements, and that we will not immediately discover such non-compliance. For example, the Consumer Product Safety Improvement Act of 2008, or the CPSIA, limits the amounts of lead and phthalates that are permissible in certain products and requires that our products be tested to ensure that they do not contain these substances in amounts that exceed permissible levels. In the past, products manufactured by certain of our third-party manufacturers have tested positive for phthalates. Though the amount was not in excess of the amount permissible under the CPSIA, we cannot guarantee that products made by our third-party manufacturers will not in the future contain phthalates in excess of permissible amounts, or will not otherwise violate the CPSIA, other consumer or product safety requirements, or labor or other applicable requirements. Any failure of our third-party manufacturers to comply with such requirements in manufacturing products for us could result in damage to our reputation, harm our brand image and sales of our products and potentially create liability for us.

Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our manufacturing requirements, even if complied with, would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.

Additionally, the third-party manufacturers that produce most of our products are located in China, Vietnam and Mexico. As a result, we are subject to various risks resulting from our international operations. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”

Our operations, including our corporate headquarters, primary distribution facilities and third-party manufacturers, are concentrated in certain geographic regions, which makes us susceptible to adverse conditions in those regions.

Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have an additional warehouse facility and offices located in Essex, England. In addition, the factories that produce most of our products are located in China, Vietnam and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our Everett distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular or the West Coast in general, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 26.8% and 17.6% of our net sales for the nine months ended September 30, 2017 and 2016, respectively. We expect sales to our international customers to account for an increasing portion of our net sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

•	currency conversion risks and currency fluctuations;

•	limitations on the repatriation of earnings;

•	potential challenges to our transfer pricing determinations and other aspects of our cross border transactions, which can materially increase our taxes and other costs of doing business;

•	political instability, civil unrest and economic instability;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	complications in complying with different laws and regulations in varying jurisdictions, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, similar anti-bribery and anti-corruption laws and local and international environmental, health and safety laws, and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

•	difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	natural disasters and the greater difficulty and cost in recovering therefrom;

•	transportation delays and interruptions;

•	difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws;

•	changes in international labor costs and other costs of doing business internationally; and

•	the imposition of and changes in tariffs, quotas, border adjustment taxes or other protectionist measures by any major country or market in which we operate, which could make it significantly more expensive and difficult to import products into that country or market, raise the cost of such products, decrease our sales of such products or decrease our profitability.

Because of the importance of international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasingly global business.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We make sales to our European customers primarily through our subsidiary Funko UK, Ltd. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum and, in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The terms of any withdrawal are subject to a negotiation period that could last at least two years after the withdrawal process was initiated. These events have created significant uncertainty about the future relationship between the United Kingdom and the European Union, and have given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom, as well as for the governments of other European Union member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, privacy and data protection, environmental, health and safety laws and regulations and employment laws, could increase costs and depress economic activity. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. tax law may have an adverse effect on our business, financial condition and results of operations.

The Trump administration and members of the U.S. Congress have announced their intention to pursue reform of the U.S. tax system. Proposals under discussion include changes to the U.S. corporate tax system that would reduce U.S. corporate tax rates, change how U.S. multinational corporations are taxed on international earnings and eliminate in whole or in part the deduction for net interest expense. Many aspects of the proposals being discussed are unclear or undeveloped. We are unable to predict which, if any, tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, these potential changes could have an adverse effect on our business, financial condition, and results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings; or

•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our increasingly global operations mean we produce and buy products, and sell products, in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2017 and beyond may have a significant negative impact on our net sales and earnings as they are reported in U.S. dollars.

Global and regional economic downturns that negatively impact the retail and credit markets, or that otherwise damage the financial health of our retail customers and consumers, can harm our business and financial performance.

We design, manufacture and market a wide variety of consumer products worldwide through sales to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our sales and harm our financial performance and profitability.

In addition to experiencing potentially lower sales of our products during times of economic difficulty, in an effort to maintain sales during such times, we may need to reduce the price of our products, increase our promotional spending or sales allowances, or take other steps to encourage retailer and consumer purchases of our products. Those steps may lower our net sales or increase our costs, thereby decreasing our operating margins and lowering our profitability.

Our business depends in large part on our vendors and outsourcers, and our reputation and ability to effectively operate our business may be harmed by actions taken by these third parties outside of our control.

We rely significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. Any shortcoming of one of our vendors or outsourcers, particularly one affecting the quality of these services or systems, may be attributed by customers to us, thus damaging our reputation and brand value, and potentially affecting our results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales, reduce the efficiency of our operations and require significant capital investments to remediate.

We are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.

As a company that designs and sells consumer products, we are subject to significant government regulation, including, in the United States, under the Consumer Product Safety Act, the Federal Hazardous Substances Act, the CPSIA and the Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. There can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by our reliance on third parties to manufacture our products. See “Our use of third-party manufacturers to produce our products presents risks to our business.”

Governments and regulatory agencies in the markets in which we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failing to comply with such regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

As discussed above, our international operations subject us to a host of other governmental regulations throughout the world, including antitrust, customs and tax requirements, anti-boycott regulations, environmental regulations and the FCPA. Complying with these regulations imposes costs on us which can reduce our profitability, and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”

We could be subject to future product liability suits or product recalls which could have a significant adverse effect on our financial condition and results of operations.

As a company that designs and sells consumer products, we may be subject to product liability suits or involuntary product recalls, or may choose to voluntarily conduct a product recall. While costs associated with product liability claims and product recalls have generally not been material to our business, the costs associated with future product liability claims or product recalls in any given fiscal year, individually or in the aggregate, could be significant. In addition, any product recall, regardless of the direct costs of the recall, could harm consumer perceptions of our products, subject us to additional government scrutiny, divert development and management resources, adversely affect our business operations and otherwise put us at a competitive disadvantage compared to other companies in our industry, any of which could have a significant adverse effect on our financial condition and results of operations.

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our initial public offering, entitled Robert Lowinger v. Funko, Inc., et. al. The complaint alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as

amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the class, as well as attorneys’ fees and costs.

The results of the securities class action lawsuit and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations.

Failure to comply with anti-corruption and anti-bribery laws could result in fines, criminal penalties and materially adversely affect our business, financial condition and results of operations.

A significant risk resulting from our global operations is compliance with a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, anti-bribery and laundering. The FCPA, the U.K. Bribery Act of 2010 and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies, their officers, directors, employees and third-party intermediaries, business partners, and agents from making improper payments or other improper things of value to government officials or other persons. There has been an increase in anti-bribery and anti-corruption law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in parts of the world that are considered high-risk from an anti-bribery and anti-corruption perspective, and strict compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. We cannot assure you that our internal controls, policies and procedures will protect us from improper conduct by our officers, directors, employees, third-party intermediaries, business partners or agents. To the extent that we learn that any of these parties do not adhere to our internal control policies, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that any such party has or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require a significant diversion of time, resources and attention from senior management. Any violation of U.S. federal and state and non-U.S. anti-bribery and anti-corruption laws, regulations and policies could result in substantial fines, sanctions, civil or criminal penalties, and curtailment of operations in the U.S. or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. export control and economic sanctions laws and regulations, and we are required to export our products in compliance with those laws and regulations, including the U.S. Export Administration Regulations and economic and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of specified products and services to countries, governments and persons that are the subject of U.S. sanctions. While we take precautions against doing any business, directly or indirectly, in or with countries, governments and persons subject to U.S. sanctions, such measures may be circumvented. There can be no assurance that we will be in compliance with U.S. export control or economic sanctions laws and regulations in the future. Any such violation could result in criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially adversely affect our business.

We may not realize the anticipated benefits of acquisitions or investments, or those benefits may be delayed or reduced in their realization.

Acquisitions have been a component of our growth and the development of our business, and are likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, expand our distribution capabilities and allow us to build additional capabilities and competencies. For example, in the case of the Underground Toys Acquisition, we looked to strengthen our ability to sell our products directly to international retailers, primarily those located in Europe, and reduce our reliance on third-party distributors in Europe and certain other international jurisdictions. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively distribute our products, market our products, develop our competencies or to grow our business.

In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, distribution, marketing and other operating synergies which will produce greater sales growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, in the future. There is no guarantee that any acquisition or investment we may make will be successful or beneficial or that we will be able to manage the integration process successfully, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

Our e-commerce business is subject to numerous risks that could have an adverse effect on our business and results of operations.

Although sales through our websites have constituted a small portion of our net sales historically, we expect to continue to grow our e-commerce business in the future. Though sales through our websites generally have higher profit margins and provide us useful insight on the sales impact of certain of our marketing campaigns, further development of our e-commerce business also subjects us to a number of risks. Our online sales may negatively impact our relationships with our retail customers and distributors if they perceive that we are competing with them. In addition, online commerce is subject to increasing regulation by states, the federal government and various foreign jurisdictions. Compliance with these laws will increase our costs of doing business, and our failure to comply with these laws could also subject us to potential fines, claims for damages and other remedies, any of which would have an adverse effect on our business, financial condition and results of operations.

Additionally, some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. This collection responsibility and the complexity associated with use tax collection, remittance and audit requirements would also increase the costs associated with our e-commerce business.

Furthermore, our e-commerce operations subject us to risks related to the computer systems that operate our websites and related support systems, such as system failures, viruses, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that adversely affect our operating results and harm our brand. While we depend on our technology vendors to manage “up-time” of the front-end e-commerce store, manage the intake of our orders, and export orders for fulfillment, we could begin to run all or a greater portion of these components ourselves in the future. Any failure on the part of our third-party e-commerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our brand.

There is a risk that consumer demand for our products online may not generate sufficient sales to make our e-commerce business profitable, as consumer demand for physical products online may be less than in traditional retail sales channels. To the extent our e-commerce business does not generate more net sales than costs, our business, financial condition and results of operations will be adversely affected.

Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.

We rely to a large extent on our online presence to reach consumers and use third-party social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.

Failure to successfully operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

In addition, we have recently implemented, and expect to continue to invest in and implement, modifications and upgrades to our information technology systems and procedures to support our growth and the development of our e-commerce business. These modifications and upgrades could require substantial investment, and may not improve our profitability at a level that outweighs their costs, or at all. In addition, the process of implementing any new technology systems involves inherent costs and risks, including potential delays and system failures, the potential disruption of our internal control structure, the diversion of management’s time and attention, and the need to re-train or hire new employees, any of which could disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

If our electronic data is compromised our business could be significantly harmed.

We maintain significant amounts of data electronically. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect the data within our control, but notwithstanding such protective measures, there is a risk of intrusion or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary or appropriate to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to additional costs and liabilities and loss of business that could be material.

A failure to comply with laws and regulations relating to privacy and the protection of data relating to individuals may result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.

We are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices, and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. These laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Our indebtedness could adversely affect our financial health and competitive position.

As of September 30, 2017, we had $328.5 million of indebtedness outstanding under our Senior Secured Credit Facilities, consisting of $225.1 million outstanding under our Term Loan A Facility (net of unamortized discount of $5.7 million), $41.7 million outstanding under our Term Loan B Facility (net of unamortized discount of $5.3 million) and $61.7 million outstanding under our Revolving Credit Facility. As of September 30, 2017, we also had $20.0 million in aggregate principal amount of promissory notes payable to certain members of FAH, LLC. In November 2017, FAH, LLC used $116.4 million of the net proceeds from its sale of common units to us in connection with our IPO, together with cash on hand, to repay (i) $20.9 million in outstanding borrowings and accrued interest under the Subordinated Promissory Notes, (ii) $46.1 million in outstanding borrowings and accrued interest under the Term Loan B Facility, and (iii) $55.6 million in outstanding borrowings and accrued interest under the Revolving Credit Facility.

In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash. Our ability to generate cash is subject, to a certain extent, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financing will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use our cash flow from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the credit agreement governing our Senior Secured Credit Facilities contains, and any agreements evidencing or governing other future indebtedness may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:

•	incur additional indebtedness;

•	incur certain liens;

•	consolidate, merge or sell or otherwise dispose of our assets;

•	alter the business conducted by us and our subsidiaries;

•	make investments, loans, advances, guarantees and acquisitions;

•	enter into sale and leaseback transactions;

•	pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;

•	enter into transactions with our affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	issue or sell equity interests or securities convertible into or exchangeable for equity interests;

•	redeem, repurchase or refinance our other indebtedness; and

•	amend or modify our governing documents.

The restrictive covenants in the credit agreement governing our Senior Secured Credit Facilities also require us to maintain specified financial ratios. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our Senior Secured Credit Facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our credit agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the credit agreement governing our Senior Secured Credit Facilities contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Any impairment in the value of our goodwill or other assets would adversely affect our financial condition and results of operations.

We are required, at least annually, or as facts and circumstances warrant, to test goodwill and other assets to determine if impairment has occurred. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other assets and the implied fair value of the goodwill or the fair value of other assets in the period the determination is made. We cannot always predict the amount and timing of any impairment of assets. Should the value of goodwill or other assets become impaired, it would have an adverse effect on our financial condition and results of operations.

Risks Relating to Our Organizational Structure

ACON has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.

Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of the date of this report, ACON holds approximately 48.5% of the combined voting power of our common stock through its ownership of 12,921,039 shares of our Class A common stock and 10,495,687 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of the date of this report, collectively hold approximately 51.7% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

In addition, pursuant to the Stockholders Agreement between Funko, Inc., ACON, Fundamental and Brian Mariotti, our Chief Executive Officer (the “Stockholders Agreement”), ACON has the right to designate certain of our directors, which we refer to as the ACON Directors, which will be three ACON Directors for as long as ACON directly or indirectly, beneficially owns, in the aggregate 35% or more of our Class A common stock, two ACON Directors for so long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 35% but at least 25% or more of our Class A common stock and one ACON Director for as long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 25% but at least 15% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). In addition, Fundamental will also have the right to designate one of our directors, which we refer to as the Fundamental Director, until the earlier of (1) Fundamental no longer directly or indirectly, beneficially owns, in the aggregate, at least 10% or more of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis) and (2) October 1, 2018. Each of ACON, Fundamental, and Brian Mariotti, our Chief Executive Officer, will also agree to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ACON Directors, the Fundamental Director and Mr. Mariotti for as long as he is our Chief Executive Officer. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors; and (4) an ACON Director to be the chairperson of the board of directors (as defined in the amended and restated bylaws.

In addition, the Stockholders Agreement provides that for as long as the ACON Related Parties beneficially own, directly or indirectly, in the aggregate, 30% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of ACON and each of its affiliated funds that hold common units of FAH, LLC or our Class A common stock, including:

•	entering into any transaction or series of related transactions in which any person or group (other than the ACON Related Parties and any group that includes the ACON Related Parties, Fundamental (or certain of its affiliates or permitted transferees) or Mr. Mariotti) acquires, directly or indirectly, in excess of 50% of the then outstanding shares of any class of our or our subsidiaries’ capital stock, or following which any such person or group has the direct or indirect power to elect a majority of the members of our board of directors or to replace us as the sole manager of FAH, LLC (or to add another person as co-manager of FAH, LLC);

•	the reorganization, recapitalization, voluntary bankruptcy, liquidation, dissolution or winding up of us or any of our subsidiaries;

•	the sale, lease or exchange of all or substantially all of our and our subsidiaries’ property and assets;

•	the resignation, replacement or removal of us as the sole manager of FAH, LLC, or the appointment of any additional person as a manager of FAH, LLC;

•	any acquisition or disposition of our or any of our subsidiaries’ assets for aggregate consideration in excess of $10.0 million in a single transaction or series of related transactions (other than transactions solely between or among us and our direct or indirect wholly owned subsidiaries);

•	the creation of a new class or series of capital stock or other equity securities of us or any of our subsidiaries;

•	the issuance of additional shares of Class A common stock, Class B common stock, preferred stock or other equity securities of us or any of our subsidiaries other than (1) under any stock option or other equity compensation plan approved by our board of directors or the compensation committee, (2) pursuant to the exercise or conversion of any options, warrants or other securities existing as of the date of the Stockholders Agreement and (3) in connection with any redemption of common units of FAH, LLC pursuant to the FAH LLC Agreement;

•	any amendment or modification of our or any of our subsidiaries’ organizational documents, other than the FAH LLC Agreement, which shall be subject to amendment or modification solely in accordance with the terms set forth herein; and

•	any increase or decrease of the size of our board of directors.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Pursuant to the terms of the Stockholders Agreement, ACON, Fundamental and Brian Mariotti, our Chief Executive Officer, in the aggregate, have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of “independent directors” as defined under the Nasdaq rules on our board of directors, an entirely independent nominating and corporate governance committee with a written charter addressing the committee’s purpose and responsibilities, and an entirely independent compensation committee with a written charter addressing the committee’s purpose and responsibilities.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. As a result of our reliance on the foregoing “controlled company” exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation, provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries therefore has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries.

As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

Our principal asset consists of our interest in FAH, LLC, and accordingly, we depend on distributions from FAH, LLC to pay taxes and expenses, including payments under the Tax Receivable Agreement. FAH, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 23,337,705 common units of FAH, LLC, representing approximately 48.3% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

FAH, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not be subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of FAH, LLC. Under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to its members, including us, except to the extent such distributions would render FAH, LLC insolvent or are otherwise prohibited by law or any limitations or restrictions in our debt agreements. The amount of such tax distribution is calculated based on the highest combined federal, state and local tax rate that may potentially apply to any one of FAH, LLC’s members, regardless of the actual final tax liability of any such member. As a result of the foregoing, FAH, LLC may be obligated to make tax distributions in excess of some or all of its members’ actual tax liability, which could reduce its cash available for its business operations. In addition to tax expenses, we also incur expenses related to our operations, our interests in FAH, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause FAH, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, FAH, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which FAH, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering FAH, LLC insolvent. If FAH, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If FAH, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “Risks Relating to Ownership of Our Class A Common Stock.”

Our Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, the amounts that we may be required to pay could be significant, and we may not realize such tax benefits.

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and

(2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners maintaining a continued ownership interest in FAH, LLC.

The amounts that we may be required to pay to the Continuing Equity Owners under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we materially breach any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. In those circumstances members of FAH, LLC would be deemed to exchange any remaining outstanding common units of FAH, LLC for Class A common stock and would generally be entitled to payments under the Tax Receivable Agreement resulting from such deemed exchange. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully use all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We also could be required to make cash payments to the Continuing Equity Owners that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. Our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, as a result of our ownership of FAH, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of FAH, LLC, we control and operate FAH, LLC. On that basis, we believe that our interest in FAH, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of FAH, LLC, our interest in FAH, LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and FAH, LLC intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent as it will benefit such Continuing Equity Owners. We have entered into the Tax

Receivable Agreement with FAH, LLC and the Continuing Equity Owners and it provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

Risks Relating to Ownership of Our Class A Common Stock

The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners will have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.

We have an aggregate of 176,662,295 shares of Class A common stock authorized but unissued, as well as approximately 24,975,932 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

You may be diluted by future issuances of additional Class A common stock or common units in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

We have reserved for issuance under our 2017 Plan 5,518,518 shares of Class A common stock, including 1,028,500 shares of Class A common stock issuable pursuant to stock options we granted to certain of our directors, executive officers and other employees in connection with the IPO. Any shares of Class A common stock that we issue, including under our 2017 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

We, our officers and directors and the Original Equity Owners subject to certain exceptions, have agreed that, without the prior written consent of Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the underwriters, we and they will not, during the period ending 180 days after the date of the final prospectus filed with the SEC in connection with the IPO: (1) offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any shares of Class A common stock or any securities convertible into, exchangeable for or that represent the right to receive shares of Class A common stock; (2) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (3) enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of Class A common stock, subject to certain exceptions. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, in their sole discretion, may release the Class A common stock and other securities subject to the lock-up agreements described above in whole or in part at any time with or without notice.

The market price of our Class A common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the market price of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of Class A common stock or other equity securities.

In connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock.

Our Class A common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for them.

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products;

•	future announcements concerning our business, our customers’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry, our licensors or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

As a result, volatility in the market price of our Class A common stock may prevent investors from being able to sell their Class A common stock at or above the price they paid for them or at all. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Our Senior Secured Credit Facilities contain certain covenants that restrict the ability of FAH, LLC and its subsidiaries to pay dividends or make distributions. Because we are a holding company, our ability to pay dividends on our Class A common stock depends on our receipt of cash distributions from FAH, LLC and, through FAH, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.

Delaware law and certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may prevent efforts by our stockholders to change the direction or management of our company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•	our board of directors is classified into three classes, each of which serves for a staggered three-year term;

•	only the chairperson of our board of directors or a majority of our board of directors may call special meetings of our stockholders, except that at such time as ACON, certain of its affiliates and their permitted transferees, which we collectively refer to as the ACON Related Parties, directly or indirectly, beneficially own in the aggregate, 35% or more of all shares of Class A common stock (including for this purpose all shares of Class A common stock issuable upon redemption of common units, assuming all such common units are redeemed for Class A common stock on a one-for-one basis) issued and outstanding, the holders of a majority in voting power of the outstanding shares of our capital stock may also call special meetings of our stockholders;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a written consent is signed by the holders of our outstanding shares of common stock representing not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all outstanding shares of common stock entitled to vote thereon were present and voted, provided that at such time as the ACON Related Parties, directly or indirectly, beneficially own in the aggregate, less than 35% of all shares of Class A common stock (including for this purpose all shares of Class A common stock issuable upon redemption of common units, assuming all such common units are redeemed for Class A common stock on a one-for-one basis) issued and outstanding, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;

•	our amended and restated certificate of incorporation may be amended or repealed by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors and our amended and restated bylaws may be amended or repealed by a majority vote of our board of directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors, provided that at such time as the ACON Related Parties, directly or indirectly, beneficially own in the aggregate, less than 35% of all shares of Class A common stock (including for this purpose all shares of Class A common stock issuable upon redemption of common units, assuming all such common units are redeemed for Class A common stock on a one-for-one basis) issued and outstanding, our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our board of directors;

•	we require advance notice and duration of ownership requirements for stockholder proposals; and

•	we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware, or the DGCL, however, our amended and restated certificate of incorporation will contain provisions that are similar to Section 203 of the DGCL (except with respect to ACON and Fundamental and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our Class A common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Please see “Risks Relating to Our Organizational Structure—ACON has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.”

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.

The JOBS Act provides that, for so long as a company qualifies as an “emerging growth company,” it will, among other things:

•	be required to initially have only two years of audited financial statements and only two years of related selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act;

•	be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from the proxy statements and reports it files under the Securities Exchange Act of 1934, as amended, or the Exchange Act; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on our financial statements.

We currently have chosen to take advantage of each of the exemptions described above. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company until December 31, 2022. We cannot predict if investors will find our Class A common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Additionally, most of our management team, including our Chief Executive Officer and Chief Financial Officer, have never managed a publicly traded company, and as a result, do not have experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors has served on the board of directors of a public company. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not be able to effectively or efficiently manage us our transition into a public company.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

Furthermore, as a public company, we will incur additional legal, accounting and other expenses that have not been reflected in historical financial statements. In addition, rules implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and our board committees or as executive officers.

As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and The Nasdaq Stock Market. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Furthermore, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC and the date we are no longer an emerging growth company.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, or if material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our Class A common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, which would require additional financial and management resources.

We may fail to meet analyst expectations, or analysts may issue unfavorable commentary about us or our industry or downgrade our Class A common stock, which could cause the price of our Class A common stock to decline

Our Class A common stock is traded publicly and various securities analysts follow our company and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own independent opinions and may be different from our own estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, the trading price of our Class A common stock could decline. In addition, one or more analysts could cease to cover our company, which could cause us to lose visibility in the market, and one or more analysts could downgrade our Class A common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our Class A common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In connection with the Transactions and our IPO, we issued 12,921,039 shares of Class A common stock in Funko, Inc. on a one-for-one basis to the Former Equity Owners in exchange for 12,921,039 common units of FAH, LLC and 37,896,971 shares of Class B common stock to the Continuing Equity Owners, of which 12,921,039 were subsequently canceled in connection with the exchange of the Former Equity Owners’ indirect ownership in common units of FAH, LLC for shares of Class A common stock. The issuances of shares of Class A common stock and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On November 6, 2017, we completed the initial public offering of our Class A common stock pursuant to a registration statement (File No. 333-220856) (the “Registration Statement”), which was declared effective on November 1, 2017. We registered 15,333,334 shares of Class A common stock under the Registration Statement for an aggregate price of $245.3 million.

Under the Registration Statement, on November 2, 2017, we sold 10,416,666 shares of our Class A common stock at a price of $12.00 per share, for an aggregate price of $125.0 million, after which the offering terminated. Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. We received net proceeds of approximately $116.4 million, after deducting underwriting discounts and commissions. No offering expenses were paid or are payable, directly or indirectly, to any of our officers, directors or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.

We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. FAH, LLC used $116.4 million of the net proceeds from the sale of common units to Funko, Inc., together with cash on hand, to repay all of the outstanding aggregate principal balance and accrued interest of $20.9 million under the Subordinated Promissory Notes, repay all of the outstanding aggregate principal balance and accrued interest of $46.1 million under the Term Loan B Facility, and repay all of the outstanding principal balance and accrued interest of $55.6 million under the Revolving Credit Facility. Thus, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from our IPO.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-220856	4.1	10/23/17

10.1	Separation Agreement dated August 28, 2017, by and between Funko, LLC and Michael McBreen.	S-1	333-220856	10.24	10/6/17

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: December 6, 2017	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)