Form 10-K
period 2017-12-31
Funko, Inc.
filed 2018-03-19
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38274

FUNKO, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2593276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2802 Wetmore Avenue Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

(425) 783-3616

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, $0.0001 Par value	Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 14, 2018, the registrant had 23,337,705 shares of Class A common stock outstanding and 24,975,932 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 are incorporated herein by reference in Part III.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to:

•

“we,” “us,” “our,” the “Company,” “Funko” and similar references refer to: (1) following the consummation of the Transactions, to Funko, Inc., and, unless otherwise stated, all of its subsidiaries, including FAH, LLC and, unless otherwise stated, all of its subsidiaries, and (2) prior to the completion of the Transactions, to FAH, LLC and, unless otherwise stated, all of its subsidiaries.

•

“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including any such fund or entity that holds shares of Class A common stock for the Former Equity Owners).

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

•	“Tax Receivable Agreement” refers to a tax receivable agreement entered into between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners as part of the Transactions, defined below.
•

“Transactions” refers to certain organizational transactions that we effected in connection with our initial public offering (“IPO”) in November 2017. See Note 16, Stockholders’ Equity of the notes to our consolidated financial statements for a description of the Transactions.

•

“Warrant Holders” refers to lenders under our Senior Secured Credit Facilities (as defined herein) that previously held warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the consummation of the Transactions.

Presentation of Financial Information

FAH, LLC is the predecessor of the issuer, Funko, Inc., for financial reporting purposes. Funko, Inc. is the audited financial reporting entity.

On October 30, 2015, ACON, through FAH, LLC, an entity formed in contemplation of the transaction, acquired a controlling interest in FHL and its subsidiary, Funko, LLC. We refer to this transaction as the “ACON Acquisition.” As a result of the ACON Acquisition, this Annual Report on Form 10-K presents certain financial information for two periods, Predecessor and Successor, which relate to the period preceding the ACON Acquisition on October 30, 2015 and the period succeeding the ACON Acquisition, respectively. References to the “Successor 2015 Period” refer to the period from October 31, 2015 through December 31, 2015 and references to the “Predecessor 2015 Period” refer to the period from January 1, 2015 through October 30, 2015. Financial information in the Predecessor 2015 Period principally relates to FHL and its subsidiary Funko, LLC. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for more information.

Our presentation of certain financial information for the combined year ended December 31, 2015, including net sales, gross margin and adjusted EBITDA, represents the mathematical addition of the Predecessor 2015 Period and the Successor 2015 Period. The change in basis resulting from the ACON Acquisition did not materially impact such financial information and, although this presentation of financial information on a combined basis does not comply with U.S. generally accepted accounting principles (“U.S. GAAP”), or with the pro forma requirements of Article 11 of Regulation S-X, we believe it provides a meaningful method of comparison to the other periods presented in this Annual Report on Form 10-K. The data is being presented for analytical purposes only. Combined operating results (1) may not reflect the actual results we would have achieved absent the ACON Acquisition, (2) may not be predictive of future results of operations and (3) should not be viewed as a substitute for the results of the Predecessor and the Successor presented in accordance with U.S. GAAP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, anticipated effects of tax reform, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Annual Report on Form 10-K, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

PART I

ITEM 1. BUSINESS

We are a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We typically infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, hand bags and homewares. With our unique style, expertise in pop culture, broad product distribution and highly accessible price points, we have developed a passionate following for our products that has underpinned our growth. We believe we sit at the nexus of pop culture—content providers value us for our broad network of retail customers, retailers value us for our broad portfolio of licensed pop culture products and pop culture insights, and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.

Pop culture pervades modern life and almost everyone is a fan of something. In the past, pop culture fandom was often associated with stereotypical images of fans from narrow demographics, such as Star Trek fans attending conventions to speak Klingon to each other or friends getting together to play Dungeons & Dragons. Today, more quality content is available and technology innovation has made content accessible anytime, anywhere. As a result, the breadth and depth of pop culture fandom resembles, and in many cases exceeds, the type of fandom previously associated only with sports. Social media has further allowed for fans to share their love and form communities easier than before. Everyday interactions at home, work or with friends, whether in person or through social media, are increasingly influenced by pop culture.

We have invested strategically in our relationships with key constituents in pop culture. Content providers value us for our broad network of retail customers and retailers value us for our broad portfolio of licensed pop culture products, pop culture insights and ability to drive consumer traffic. Consumers, who value us for our distinct, stylized products, remain at the center of everything we do.

•

Content Providers: We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, Blizzard Entertainment, the National Football League and Warner Brothers. We strive to license every pop culture property that we believe is relevant to consumers. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios in our industry, and from which we can create multiple products based on each character within those properties. Content providers trust us to create unique, stylized extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. Our track record of obtaining licenses from content providers, together with our proven ability to renew and extend the scope of our licenses, demonstrates the trust content providers place in us.

•

Retail Channels: We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers and e-commerce sites. We can provide our retail customers a customized product mix designed to appeal to their particular customer bases. Our current retail customers include Amazon, GameStop, Hot Topic, Target and Walmart in the United States, and Micromania, E.M.P. Merchandising and Smyths Toys, internationally. Retailers recognize the opportunity presented by the demand for pop culture products and are continuing to dedicate additional shelf space as well as increased presence on their e-commerce platform to our products and the pop culture category. Additionally, some of our retail customers, such as Target and Walmart, view us as pop culture experts, and we help them manage their pop culture category. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.
•

Consumers: Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our customers. We create products to appeal to a broad array of fans across consumer demographic groups—men, women, boys and girls—not a single, narrow demographic. We offer a large number of products across our product categories. Our products are generally priced under $10, excluding apparel and handbags, which generally are priced at a higher range, which allows our diverse consumer base to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and styles in different categories. In addition, our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or Star Wars Celebration.

We have developed a nimble and low fixed cost production model. The strength of our in-house creative team and relationships with content providers, retailers and third-party manufacturers allows us to move from product concept to pre-selling a new product in as few as 24 hours. We typically have a new figure on the store shelf between 110 and 200 days and can have it on the shelf in as few as 70 days in certain circumstances. As a result, we can dynamically manage our business to balance current content releases and pop culture trends with content based on classic evergreen properties, such as Mickey Mouse or classic Batman. This has allowed us to deliver significant growth while lessening our dependence on individual content releases.

Recent Developments

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions of $117.3 million. Immediately following the completion of the IPO, there were 24,975,932 shares of Class B common stock outstanding and 23,337,705 shares of Class A common stock outstanding, comprised of 10,416,666 shares issued in connection with the IPO and 12,921,039 shares issued in connection with the Transactions described in Note 16, Stockholders’ Equity of the notes to our consolidated financial statements.

Leading Design and Creative Capabilities

Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. Our creative team is passionate about pop culture. We enjoy a strong pipeline of talent for our creative team given our culture and the opportunity we provide to work with the most relevant pop culture content. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, we reinvigorate classic evergreen or back catalog content by infusing a fresh, unique aesthetic and design into characters that enjoy enduring passion and nostalgia from fans.

Diversity of Products and Accessible Price Points Create Broad Appeal

We create products to appeal to a broad array of fans across consumer demographic groups. We believe our broad appeal comes through our large selection of items, a large variety of licenses and properties and varied form factors across a number of product categories. We do not limit ourselves by targeting discrete demographics such as the stereotypical collector or the child seeking the latest (and often short-lived) toy craze. We estimate based on market and internal data that occasional buyers, which we define as those consumers who are mainstream movie and TV fans, but do not self-identify as enthusiasts, and enthusiasts, who are more engaged in pop culture than occasional buyers but who do not self-identify as collectors, each make up approximately one- third of our customers. To continue to broaden our offerings beyond figures, we have launched new or expanded categories such as plush and accessories. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.

Trusted Steward of the Most Important Pop Culture Content

We strive to license every pop culture property that we believe is relevant to our consumers. Over the last decade, we have built strong relationships with content providers and currently have a catalog of content licenses covering a large number of properties that we believe is one of the industry’s largest. We believe there is a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. We often work collaboratively with content providers in advance of new content releases to create unique, stylized products to maximize the value of their properties. In some cases, the input we have provided has influenced the content provider’s creative choices for its original content. We believe we are well positioned to continue to obtain licenses for new important movie franchises and other properties. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.

Deep, Mutually Beneficial Relationships with a Broad Network of Retail Customers

We partner with a diverse group of retail customers through which we sell our products. Many of our retail customers view us as experts in pop culture and in some cases, we help manage their pop culture category within their stores and can provide a curated experience by catering to their particular customer bases. We believe this enables us to enhance the productivity of the pop culture category for our retail customers, resulting in increased sales and expanded shelf space or online placement for our products—a major driver of our growth historically. Additionally, we believe our pop culture expertise and omnichannel sales model position us well to capture the industry shift from traditional brick and mortar stores to channel-agnostic content consumerism. In addition, we often release exclusive new products with a specific retail customer, which can drive traffic and sales for them.

Nimble Speed to Market Reflects “Fast Fashion” Product Development Process

Speed to market has become increasingly important as technological innovation has accelerated the pace of content discovery and sharing and the speed at which niche content can become mainstream. Our flexible and low-fixed cost production model enables us to go from product design of a figure to the store shelf between 110 and 200 days and can have it on the shelf in as few as 70 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade, and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us while better positioning us to benefit from trends in content creation and consumption. As an example of our “fast fashion” product development process, we announced and were able to pre-sell a dancing Baby Groot figure, which was a surprise character in Marvel’s 2014 Guardians of the Galaxy movie release, within a week of the movie release.

Dynamic Business Model Drives Revenue Visibility and Growth

Our business is diversified across content providers and properties, product categories, and sales channels. As a result, we can dynamically manage our business to capitalize on pop culture trends, which has allowed us to deliver significant growth while lessening our dependence on individual content releases. Our content provider relationships are highly diversified. We generated approximately 8% and 15% of sales from our top property for the years ended December 31, 2017 and 2016, respectively, and the portion of our sales for the years ended December 31, 2017 and 2016 attributable to our top five properties was 23% and 36%, respectively. Our products are balanced across our licensed property categories. In 2017, we generated approximately 45% of sales from classic evergreen properties, approximately 21% from movie release properties, approximately 15% from current video game properties and approximately 18% from current TV properties. In 2016, we generated approximately 43% of sales from classic evergreen properties, approximately 24% from movie release properties, approximately 20% from current video game properties and approximately 12% from current TV properties. We have visibility into the new release schedule of our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. In addition, we typically sell our products worldwide through a diverse group of sales channels, including specialty retailers, distributors, mass- market retailers, e-commerce sites and direct-to-consumer.

Visionary Management Team and Employees with Genuine Passion for Pop Culture

Our highly experienced management team is led by Brian Mariotti, an industry pioneer. A long- time pop culture fan, Brian recognized early on the impact that trends in media and entertainment would have on the pop culture industry and the value of having a diverse portfolio of licenses. Passion for pop culture pervades our company and our openness to new ideas from anywhere in the organization has resulted in some of our most innovative and differentiated products.

How We Plan to Grow

We are pursuing the following strategies that we believe will drive substantial future growth.

Increase Sales with Existing Retail Customers

We intend to continue to increase our sales by expanding our shelf space and deepening our relationships with our retail customers. Our products have driven traffic to our retail customers’ previously less productive square footage, which has resulted in increased shelf space for our products. In addition to designing unique, stylized products that resonate with pop culture fans and drive traffic, both online and in store, we intend to increase the number of retail customers for whom we curate pop culture selections. We believe doing so deepens our relationships with our retail customers and encourages them to allocate more shelf space to our products and pop culture products generally and, in some cases, create pop culture departments where none existed before, which we believe will drive additional brand awareness and sales growth. We are also in the process of creating a self-service online portal for our retail customers to reduce ordering time and increase the efficiency of our ordering process, which we believe will increase our sales with our existing retail customers.

Add New Retail Customers and Expand into New Channels

We regularly evaluate and add new retail customers as we believe consumers demand Funko products regardless of the retail channel through which they purchase them. While we believe we have opportunities to add new retailers within existing channels, we also plan to selectively target new or underdeveloped sales channels, such as dollar, drug, grocery and convenience stores. By adding new retail customers, we will increase the awareness and availability of our products to consumers, which we believe will increase sales.

Broaden Our Product Offerings

In addition to designing products to address new content that licensors continually produce, we plan to add new product categories, lines and brands to leverage our existing sales channels to continue to drive sales. For example, we expanded our blindbox offerings, which have historically included figures, to plush products. We also continually evaluate product innovations and potential acquisition targets to complement our existing product categories, lines and brands. In June 2017, we completed the acquisition of Loungefly, LLC ( “Loungefly”), a designer of a variety of licensed pop culture fashion handbags, small leather goods and accessories, to expand and diversify our product offerings in our accessories category (the “Loungefly Acquisition”).

Expand Internationally

We believe that the forces at work first observed in the U.S. pop culture industry are global. We believe we are currently underpenetrated internationally, and we generate the majority of our net sales in the United States; however, we are also focused on growing our international business. Net sales generated from customers outside of the United States accounted for approximately 27%, 19% and 24% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. We are continuing to invest in the growth of our international business both directly and through third party distributors. In the future we may pursue similar acquisitions or expand our direct sales force or distributor relationships to further penetrate Asia Pacific, Latin America, Australia or other regions.

Leverage the Funko Brand Across Multiple Channels

We believe there is a significant opportunity to leverage our distinctive style and designs across numerous underserved channels such as digital content, as well as potentially movies and television. For example, we are in the process of creating an online portal for Funko that will serve as an online destination for our consumers. This online community will allow consumers to create personal avatars, purchase digital products and interact with other consumers. We believe this opportunity will drive brand awareness with new audience segments, deepen consumer engagement to drive customer lifetime value, strengthen our direct connection with our consumers and grow our direct-to-consumer business, as well as support our retail customers.

Product Lines and Licenses

We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current release, and which are less subject to pop culture trends. We have also developed our own content and intellectual property, such as our Wetmore Forest property.

Our Products

Our current products principally fall within the following product categories.

Figures. Our figures category includes figures that celebrate pop culture icons in the form of stylized vinyl, bobble heads, blind-packed miniatures and action figures. These figures combine the pop culture properties we license with our own distinctive designs to create pop culture figures that appeal to a broad range of consumers at an affordable price point, often under one of our proprietary brands, such as Pop!, Mystery Minis, Dorbz, Pint Size Heroes and Rock Candy.

Other. Our other category includes plush products that are soft-sculpt figures that blend licensed content with our distinctive designs to create an array of product lines, intended for consumers of all ages; accessories products that mix pop culture fandom with functionality, and feature everything from pens and pins to buttons and keychains, all based on pop culture icons; apparel (including t-shirts and hats); homewares (including drinkware, party lights and other home accessories); and stylized bags, purses and wallets.

Our Brands and Designs

Under the Funko brand, we have developed multiple proprietary brands under which we market most of our products. We also continuously develop new product designs and lines, which may develop into proprietary brands in the future. Our principal proprietary brands include: Pop!, Mystery Minis, Dorbz, Pint Size Heroes, Rock Candy, SuperCute and Loungefly.

Pop!. Introduced in 2010, Pop! is our most well-recognized brand. The Pop! stylized design incorporates an equal head to body ratio with an oversized, rounded square head that typically consists of no mouth and a very simple nose. Pop! figures typically stand about four inches tall. The Pop! design has also been applied across all of our other product categories, including plush, accessories, apparel and homewares. As a brand, Pop! represented 70%, 64% and 75% of our 2017, 2016 and 2015 sales, respectively.

Mystery Minis. Introduced in 2013, Mystery Minis are usually sets of 12 different figures per property sold individually in a blind box so that the consumer does not know which figure from the set they have purchased. The figures are all highly stylized, but the style can vary based on the licensor. The figures themselves are typically two and a half inches tall and can have varying rarity within the set to create a “treasure hunt” appeal.

Dorbz. Introduced in 2015, Dorbz are adorable stylized figures with slightly sculpted round heads on uniform pad printed bodies. The figures stand about three inches tall and are packaged in a double window box. The designs incorporate an equal head to body ratio with smiling features.

Pint Size Heroes. Introduced in 2015, Pint Size Heroes are slightly stylized figures with sculpted heads and uniform bodies. They stand one and a half inches tall and have an equal head to body ratio. Released in sets of 24 by property, they are packaged in a blind bag so that the consumer does not know which figure they are purchasing.

Rock Candy. Introduced in 2015, Rock Candy figures are primarily based on female characters holding a strong pose. The figures stand five inches tall, are stylized and have slightly larger heads and eyes, with a head to body ratio of one to two.

SuperCute. Introduced in 2016, SuperCute is a nostalgia storybook stylized design that has a head to body ratio of two to three. The figures have large round eyes, no nose and a small mouth. The bodies are very simple and have their arms at their sides and their legs pushed together. The SuperCute brand and design have been applied to various Mystery Minis sets and certain plush figures.

Loungefly. Acquired in June 2017, Loungefly products are fashion focused stylized handbags, backpacks, small leather goods and accessories. Loungefly products currently are based on a limited set of licenses, however, we anticipate expanding the licenses and content used to create our Loungefly products in the future.

In addition, we also develop product lines that we market under the broader Funko brand, rather than under any of our proprietary brands. We typically do so when we believe our speed to market or other competitive advantages uniquely position us to take advantage of certain opportunities. While these products may not initially be associated with one of our proprietary brands, they can still reflect our whimsical and creative style, and may develop into a distinct brand over time. For example, in 2015, we entered into a master license in connection with the video game property Five Nights at Freddy’s, under which we created a broad array of products, including figures, plush and keychains. Sales of products made under our Five Nights at Freddy’s license accounted for 8% and 15% of our sales for the years ended December 31, 2017 and 2016, respectively. Similar to Five Nights at Freddy’s, in October 2016, we entered into a license agreement with Netflix for its Stranger Things property to create and sell a wide variety of products, including figures, blindbox, accessories and apparel.

Our Licenses

Licensors. We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, the National Football League, Blizzard Entertainment and Warner Brothers. We also seek to establish licensing relationships with newer content providers in order to capitalize on new and emerging trends in pop culture. For example, in recent years, we have established relationships and entered into licensing arrangements with each of Dr. Seuss, Netflix and Riot Games related to the Dr. Seuss, Stranger Things and League of Legends properties, respectively. We believe we provide value to content providers by maximizing the lifetime value of their content by extending its relevance to consumers through ongoing fan engagement.

License Agreements. Our license agreements permit us to use the intellectual property of our licensors in connection with the products we design and sell. These license agreements typically provide that our licensors own intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we no longer have the right to sell these products. A number of these license agreements relate to properties that are significant to our business and operations. Our license agreements typically have terms of between two and three years and are not automatically renewable. However, we believe we have strong relationships with our licensors, and have historically been able to renew productive licenses on commercially reasonable terms.

Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2017, 2016 and 2015, the average royalty rate was 15.0%, 15.2% and 14.9%, respectively. Our royalty expense for any given year will vary depending on the mix of products sold during that year. For the years ended December 31, 2017, 2016 and 2015, we incurred royalty expenses of $77.5 million, $64.7 million and $40.8 million, respectively.

Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels. In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases.

Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2017, 2016 and 2015, we recorded reserves of $2.9 million, $0.3 million and $0.1 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. The increase in the reserves from 2016 to 2017 was primarily due to our subscription box business, which we are phasing out in 2018.

For the year ended December 31, 2017, there were no license agreements that accounted for more than 10% of sales. For the year ended December 31, 2016, 15% of sales were related to one license agreement. For the Successor 2015 Period, we had two license agreements that accounted for 23% and 12% of sales.

Licensed Properties. We strive to license every pop culture property that we believe is relevant to consumers. What we consider to be a property will vary based on the terms of the underlying license agreement. In general, we consider each content title to constitute a single property. In some instances, however, a property may consist of an entire franchise or even a single character, particularly in our classic evergreen category. We divide our licensed properties into four main categories: classic evergreen, movie release, current TV and current video game. We also license certain properties that fall outside of these four main categories.

•

Classic Evergreen. Properties in the classic evergreen category are based on movies, TV shows, video games, music, sports or other entertainment content that is not tied to a new or current release at the time we release the product. As a result, products that we design and sell based on these properties generally do not have a defined duration of market demand. Examples of our classic evergreen properties include Star Wars, Harry Potter, DC Comics, Marvel Comics and WWE.

•

Movie Release. Properties in the movie release category are tied to new movie releases and are intended to capitalize on the excitement of fans surrounding these releases. Products that we design and sell based on these properties are expected to have a limited duration of market demand, depending on the popularity of the movie release. Examples of our movie release properties include Star Wars Episode VIII, Guardians of the Galaxy 2, Justice League, Spiderman: Homecoming and Thor: Ragnarok.

•

Current TV. Properties in the current TV category are tied to TV shows that are currently airing new content. These properties are expected to have a market demand depending on the popularity and longevity of the TV show, which is generally expected to be between three and seven years. Examples of our current TV properties currently include Stranger Things, Rick & Morty, Game of Thrones, The Walking Dead and Dragonball Z.

•

Current Video Game. Properties in the current video game category are tied to new video game releases that are intended to capitalize on the excitement of fans surrounding these releases. Products that we design and sell based on these properties are expected to have a market demand depending on the popularity and longevity of the video game, which is generally expected to be three to seven years. Examples of our current video game properties currently include Five Nights at Freddy’s, Overwatch and Kingdom Hearts.

•

Other. We also occasionally license properties that do not fit within the four categories described above, including those associated with current events and limited-duration pop culture phenomena, which we are able to capitalize on due to our speed to market and low cost of production. For example, in connection with the 2016 presidential election, we produced a line of Pop! branded and other figures featuring stylized versions of selected presidential candidates.

We expect these categories and the properties they encompass to evolve over time as current content becomes classic evergreen and as new forms of pop culture content emerge. In addition, while the percentage of sales attributable to our classic evergreen properties has been between approximately 42% and 49% over the past three years, it may fluctuate in any given year based on the number and popularity of new content releases.

Product Design and Development

We believe our creative product designs and nimble speed to market are key reasons why content providers trust us with their properties and consumers passionately engage with our brands and products. We leverage our creative, art and sculpting teams to design and develop products in-house from inception to production. Our creative team layers our whimsical, fun and unique style onto the content we license to create product designs that resonate with consumers. Our creative team is passionate about pop culture, and we have a strong pipeline of talent given our culture and the opportunity we provide to work with the most relevant pop culture content. Our designers often work collaboratively with content providers in advance of new content releases to create unique, stylized products to maximize the value of their properties and, in some cases, the input we have provided has influenced the content provider’s creative choices for their original content.

Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our third-party manufacturer. Our flexible and low-fixed cost production model enables us to move from product design of a figure to the store shelf in as few as 70 days and typically between 110 and 200 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us.

Manufacturing and Materials

Our products are produced by third-party manufacturers primarily in China and Vietnam, which we choose on the basis of performance, capacity, capability and price. We also manufacture or assemble certain apparel and other products in the United States and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and capability. Though our manufacturing base has diversified over time as we have grown our sales and expanded our product offerings, we have historically concentrated production with a small number of manufacturers and factories as part of a continuing effort to monitor quality, reduce manufacturing costs and ensure speed to market. In the case of most of the factories in which our products are manufactured, our products represent a significant percentage of each factory’s total capacity, which we believe provides us greater flexibility in supply chain management. We do not have long-term contracts with our manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on a timely basis or at all.

We base our production schedules for products on our internal forecasts, taking into account historical trends of similar products and properties, current market information and communications with customers. The accuracy of our forecasts is affected by consumer acceptance of our products, which is based on the strength of the underlying licensed property, the strength of competing products, the marketing strategies of retailers, changes in buying patterns of both our retail customers and our consumers, and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory of a particular product.

Although we do not conduct the day-to-day manufacturing of our products, we are responsible for designing both the product and the packaging. We seek to ensure quality control by actively reviewing the product, both in-house and via image at multiple stages in development and sample finished goods to validate the quality control process. In addition to quality control testing, safety testing of our products is done by independent third-party testing laboratories.

While we purchase finished products from our manufacturers, the cost of our products is impacted by the cost of labor, as well as the cost of the principal raw materials used in the production and sale of our products, including vinyl, fabric, ceramics and plastics. All of these materials are readily available but may be subject to significant fluctuations in price. Although we do not manufacture our products, we own most of the tools and molds used in the manufacturing process, and generally these are transferable among manufacturers if we choose to employ alternative manufacturers.

Sales

We sell our products to a diverse network of customers throughout the world. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. We also plan to target new or underdeveloped sales channels, including dollar, drug, grocery and convenience stores. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Micromania, E.M.P. Merchandising and Smyths Toys.

In addition to retailers, we also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence. We also sell certain of our products directly to consumers through our e-commerce business and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 6% of both our 2017 and 2016 net sales. Though our direct-to-consumer efforts have historically represented a small portion of our net sales, we intend to increase these efforts in the future.

We believe we have a diverse customer base, with our top ten customers representing approximately 45%, 63%, 62% and 60% of our 2017, 2016, Successor 2015 Period and Predecessor 2015 Period sales, respectively. GameStop represented approximately 8%, 12%, 12% and 11% of our 2017, 2016, Successor 2015 Period and Predecessor 2015 Period sales, respectively. Additionally, Underground Toys Limited represented approximately 8%, 18% and 10% of our 2016, Successor 2015 Period and Predecessor 2015 Period sales, respectively, prior to our acquisition of Underground Toys Limited in January 2017 (the “Underground Toys Acquisition”). Hot Topic represented approximately 9%, 9%, 8% and 11% of our 2017, 2016, Successor 2015 Period and Predecessor 2015 Period sales, respectively. Other than GameStop, Underground Toys Limited and Hot Topic, no single customer represented more than 10% of our sales during the same periods.

We maintain a full-time sales staff, many of whom make on-site visits to our customers for the purpose of showing products and soliciting orders. Many of our retail customers view us as experts in pop culture and, in some cases, we help manage their growing pop culture category within their stores, providing a curated experience by catering to their particular customer bases. For example, we can curate products based on Dr. Seuss and Harry Potter books for Barnes & Noble, and gaming-based products, such as Fallout and Overwatch, for GameStop. We believe this creates a mutually beneficial relationship between us and our retail customers by providing us with an opportunity to enhance the productivity of the pop culture category within their stores, which may also result in expanded shelf space for our products. In addition to our full-time sales staff, we also retain a number of independent sales representatives to sell and promote our products both domestically and internationally.

We sell our products to our customers with payment terms typically varying from 30 to 90 days. As discussed above, we contract the manufacture of most of our products to third-party unaffiliated manufacturers primarily located in China, Vietnam and Mexico and ship those products to our warehouse facilities in the United States and the United Kingdom. While most of our sales originate in the United States and the United Kingdom from inventory we hold in our warehouses, certain of our customers may from time to time take title to our products upon shipment from the factory or at the port.

We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2017 and 2016, we had reserves for sales allowances of $4.6 million and $4.5 million, respectively.

Marketing

The desire for people to connect with their favorite movies, TV shows, video games, music, sports and other passions is global. Because of this desire, which is fueled by the proliferation of online consumer access, we have experienced significant growth in brand penetration in recent years. We believe that our expansive retailer presence, industry-leading engagement rates across our owned channels, and devout fan base create unique opportunities to re-engage and remind consumers to purchase our products.

Funko has established a significant social media presence, using channels such as Facebook, Twitter, Instagram and YouTube. We have continued to look for ways to provide our consumers with what we believe is industry-leading engagement through our variety of owned channels. In January 2018, our YouTube channel hosted its highest month ever with over 6 million minutes in viewing time. In November 2017, we acquired A Large Evil Corporation Ltd. (“A Large Evil Corporation Acquisition”) now renamed Funko Animation Studios, to produce proprietary online videos and other media content to showcase our products and globally-recognizable licenses.

We also engage with our consumers through online fan pages, including Funko Fanatics, which are run by our fans and our active blog. We intend to continue to expand our reach through different social media outlets, our websites and internet-based advertising.

This deep connection with our consumers allows us to communicate quickly with a large number of fans and we believe will also help us grow our own e-commerce business. This deep connection with our consumers also creates a unique opportunity for established retailers to increase their own store traffic by featuring our products. We frequently co-market our products across the largest retailers, both online and in-store, including Amazon, Wal-Mart, Target and GameStop. Many of these retailers join with us to release exclusive products only available to fans at their locations.

In addition to our social media reach, our brand cultivates a strong and authentic core of users in part because of our commitment to interact directly with our fans at specialty licensing and comic book shows, conventions and exhibits, including Comic-Con events across the United States, many of which draw over 100,000 attendees.

In August 2017, we opened a flagship retail store location at our headquarters in Everett, Washington. We opened this one-of-a-kind location to showcase our products and brands, to demonstrate retail merchandising for our retail customers, and to serve as a unique destination and experience for our fans of all ages.

Competition

We are a worldwide leader in the design, manufacture and marketing of licensed pop culture products, in a highly competitive industry. We compete with toy companies in many of our product categories, some of which have substantially more resources than us, stronger name recognition, longer operating histories and benefit from greater economies of scale. We also increasingly compete with large toy companies for shelf space at leading mass market and other retailers. We also compete with numerous smaller domestic and foreign collectible product designers and manufacturers in each of our product categories. Our competitive advantage is based primarily on the creativity and quality of the design of our products and their perceived value, our price points, our license portfolio and our ability to bring new products to market quickly.

We produce most of our products under trademarks and copyrights that we own, utilizing the intellectual property of our licensors. Certain of our licensors have reserved the rights to manufacture, distribute and sell identical or similar products. Some of these products could directly compete with our products and could be sold to our customers or directly to consumers at lower prices than those at which our products are sold.

Although we believe we have one of the largest portfolios of licensed content in the pop culture industry, with strong relationships with many of our licensors, we must vigorously compete to obtain these licenses from leading content providers on commercially reasonable terms, and to expand our license rights into additional licensed product categories. This competition is based primarily on the creativity of our product designs, our ability to bring new products to market quickly, our ability to increase fan engagement, the breadth of our sales channels and the quality of our products. See Item 1A, “Risk Factors.”

Intellectual Property

We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. As of December 31, 2017, we owned approximately 34 registered U.S. trademarks, 105 registered international trademarks, 12 pending U.S. trademark applications and 21 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”

Government Regulation

Our products sold in the United States are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) and the Flammable Fabrics Act (“FFA”), and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market any consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states and our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including Canada, Australia, Europe and Asia.

We maintain a quality control program to help ensure compliance with applicable product safety requirements. We use independent third-party laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the CPSIA, the FFA, other applicable domestic and international product standards, as well as our own standards and those of some of our larger retail customers and licensors. Nonetheless, there can be no assurance that our products are or will be hazard free, and we may in the future experience issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on our results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect our reputation and the sales of other Funko products. See Item 1A, “Risk Factors.”

We are subject to various other federal, state, local and international laws and regulations applicable to our business, including export controls, and have established processes for compliance with these laws and regulations.

Employees

As of December 31, 2017, we employed 586 full-time employees and two part-time employees. We employed 429 people in the United States and 159 people in Europe. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Seasonality

While our customers in the retail industry typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2017, 2016 and 2015, approximately 60.5%, 58.7% and 64.6%, respectively, of our net sales were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. Generally, the first quarter of the year represents the lowest volume of shipments and sales in our business and in the retail and toy industries generally, and it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods. See Item 1A, “Risk Factors.”

Executive Officers of the Registrant and Board of Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of March 16, 2018):

Name	Age	Position(s)
Brian Mariotti	50	Chief Executive Officer, Director
Russell Nickel	43	Chief Financial Officer
Andrew Perlmutter	40	President
Tracy Daw	52	Senior Vice President, General Counsel and Secretary
Ken Brotman	52	Chairman of the Board of Directors
Gino Dellomo	39	Director
Charles Denson	61	Director
Diane Irvine	59	Director
Adam Kriger	51	Director
Richard McNally	62	Director

Executive Officers

Brian Mariotti has served as Funko, Inc.’s Chief Executive Officer and as a member of Funko, Inc.’s board of directors since its formation in April 2017, as the Chief Executive Officer of FAH, LLC and as a member of FAH, LLC’s board of directors since October 2015, and as Chief Executive Officer of FHL and as a member of FHL’s board of directors since May 2013. Mr. Mariotti has also served as Chief Executive Officer of Funko, LLC since he acquired the business with a small group of investors in 2005. We believe Mr. Mariotti’s knowledge of the pop culture industry and many years of experience as our Chief Executive Officer make him well-qualified to serve as a member of our board of directors.

Russell Nickel has served as Funko, Inc.’s Chief Financial Officer since its formation in April 2017, and as the Chief Financial Officer and Secretary of FAH, LLC since October 2013. Mr. Nickel was Vice President of Finance at ClipCard from May 2013 until October 2013, and the Institute for Corporate Productivity (i4cp) from 2011 until 2013, where he was responsible for all finance, accounting, and legal matters. Before joining i4cp, Mr. Nickel held various senior finance and accounting positions in other companies and also worked in public accounting, including as an Audit Manager at KPMG, LLP. Mr. Nickel received a B.A. in Accounting from the University of Washington.

Andrew Perlmutter has served as the President of Funko, Inc. and FAH, LLC since October 2017. Mr. Perlmutter was the Senior Vice President of Sales of FAH, LLC from June 2013 until October 2017. Prior to that, he was a co-founder of Bottle Rocket Collective, a board and travel games company, where he oversaw product manufacturing and sales from December 2012 until December 2013. Prior to that, he was a National Account Manager at The Wilko Group from August 2001 until December 2012, where he managed sales to a variety of major mass-market, specialty and online retailers. Mr. Perlmutter received a B.A. in Interpersonal Communications from Southern Illinois University.

Tracy Daw has served as Funko, Inc.’s Senior Vice President, General Counsel and Secretary since its formation in April 2017, and as the Senior Vice President and General Counsel of FAH, LLC since July 2016. Mr. Daw served as the General Counsel of INRIX, Inc. from April 2012 until July 2016, where he was responsible for global legal affairs, with emphasis on corporate and intellectual property matters. He also previously served in various roles at RealNetworks, Inc. from February 2000 until April 2012, including as Senior Vice President, Chief Legal Officer and Corporate Secretary, where he managed the company’s global legal affairs and corporate development efforts. From 1990 to 2000, Mr. Daw was a member of the law firm of Sidley Austin LLP, where he was a partner. Mr. Daw received a J.D. from the University of Michigan Law School and a B.S. in Industrial and Labor Relations from Cornell University.

Directors

Ken Brotman has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since October 2015. Mr. Brotman is a Founder and Managing Partner at ACON Investments, which he co-founded in 1996. Before that, Mr. Brotman was a partner at Veritas Capital, Inc. from 1993 until 1996, and, between 1987 and 1993, held positions at various private equity firms including Bain Capital and Wasserstein Perella Management Partners. Mr. Brotman has served on the board of directors of various ACON Investments portfolio companies since 1997 including several in the retail and consumer products sectors. Mr. Brotman received an M.B.A. from Harvard Business School and a B.S. in Economics from The Wharton School of the University of Pennsylvania. We believe Mr. Brotman’s extensive private equity investment and company strategy and oversight experience and background with respect to acquisitions, debt financings and equity financings makes him well-qualified to serve as a member and as the chairman of our board of directors.

Gino Dellomo has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since October 2015. Mr. Dellomo is a Director at ACON Investments, which he joined in October 2006. Since October 2006, he has also served on the board of directors of various ACON Investments portfolio companies. Between 2001 and 2006, Mr. Dellomo held various positions at various investment banks, including Deutsche Bank Securities, Inc., FBR Capital Markets & Co. and MCG Capital Corp. Mr. Dellomo received a B.S. in Finance from Georgetown University. We believe Mr. Dellomo’s private equity investment and company oversight experience and background with respect to acquisitions, debt financings and equity financings makes him well-qualified to serve as a member of our board of directors.

Charles Denson has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Denson has served as the President and Chief Executive Officer of Anini Vista Advisors, an advisory and consulting firm, since March 2014. From February 1979 until January 2014, Mr. Denson held various positions at NIKE, Inc., where he was appointed to several management roles, including, in 2001, President of the NIKE Brand, a position he held until January 2014. Mr. Denson also serves on the board of directors of the Naismith Memorial Basketball Hall of Fame, Inc. Mr. Denson serves on the board of directors of several privately held organizations. Mr. Denson received a B.A. in Business from Utah State University. We believe Mr. Denson’s extensive experience in brand building, brand management and organizational leadership in the public company context makes him well-qualified to serve on our board of directors.

Diane Irvine has served on the board of directors of Funko, Inc. and FAH, LLC since August 2017. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of XO Group Inc. (on whose board she has served since November 2014), Yelp Inc. (on whose board she has served since September 2011), and D.A. Davidson & Co. (on whose board she has served since January 2018), and previously served on the boards of directors of Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine’s extensive public company management experience and financial expertise make her well-qualified to serve on our board of directors.

Adam Kriger has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Kriger is an Executive Partner at ACON Investments, which he joined in August 2017. Before that, Mr. Kriger served as the Senior Vice President of Global Strategy for McDonald’s Corporation from December 2001 until March 2015. He also previously served as the Senior Vice President of Global Strategy for Starwood Hotels & Resorts Worldwide from 1998 until 1999, and as the Vice President of Strategy and Development for The Walt Disney Company from 1988 until 1990, and then again from 1992 until 1998. Mr. Kriger serves on the boards of several non-profit organizations and private companies. Mr. Kriger received an M.B.A. from Harvard Business School and a B.A. in Quantitative Economics from Stanford University. We believe Mr. Kriger’s extensive strategic, risk management and organizational leadership experience in the public company context make him well-qualified to serve on our board of directors.

Richard McNally has served on the board of directors of Funko, Inc. since its formation in April 2017, on the board of directors of FAH, LLC since October 2015, and on the Board of Directors of FHL since May 2013, when he also served as Chairman of the Board. Mr. McNally was a founding investor in Fundamental, where he was an Operating Partner from 2003 to 2005 and has been a Partner since 2006. From 1999 until 2005, Mr. McNally held several consulting, advisory and executive roles. From 1994 until 1998, Mr. McNally served as the President of Armani Exchange and, from 1981 until 1993, held various management roles with The Gap, including Executive Vice president of its Banana Republic Division. Since 2008, Mr. McNally has served on the board of directors of various Fundamental portfolio companies and non-profit organizations. Mr. McNally received a B.A. in History and Latin American Studies from Princeton University. We believe Mr. McNally’s extensive brand- building, organizational leadership and private equity investment experience makes him well-qualified to serve on our board of directors.

Segment and Geographic Information

We identify our reportable segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because our CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, we have one reportable segment.

For more information regarding our segment and for financial information by geographic area, see Note 13, Segments of the notes to our consolidated financial statements.

Our History

Funko, Inc. was formed as a Delaware corporation on April 21, 2017 for the purpose of completing our IPO. FAH LLC, a holding company with no operating assets or operations, was formed on September 24, 2015. On October 30, 2015, ACON Funko Investors, L.L.C., through FAH, LLC and the ACON Acquisition, acquired a controlling interest in FHL, which is also a holding company with no operating assets or operations. FAH, LLC owns 100% of FHL and FHL owns 100% of Funko, LLC, which is its operating entity.

Available Information

Our Internet address is www.funko.com. At our Investor Relations website, www.investor.funko.com, we make available free of charge a variety of information for investors, including:

•

our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	press releases on quarterly earnings, product and service announcements, events and legal developments;
•	corporate governance information including our corporate governance guidelines, codes of conduct and ethics and committee charters;
•	other news and announcements that we may post from time to time that investors might find useful or interesting; and
•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our Chief Executive Officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 72%, 77% and 81% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership and collectively these licensors accounted for approximately 33%, 31% and 45% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of December 31, 2017, we had a reserve of $5.0 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

The interests of consumers evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate both the products and the movies, TV shows, video games, music, sports and other content releases (including the related characters), that will appeal to consumers and quickly develop and introduce products that can compete successfully for consumers’ limited time, attention and spending. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of consumer products and content that compete for consumers’ interest and acceptance, create an environment in which some products and content can fail to achieve consumer acceptance, while others can be popular during a certain period of time but then be rapidly replaced. As a result, consumer products, particularly those based on pop culture such as ours, can have short life cycles. In addition, given the growing market for digital products and the increasingly digital nature of pop culture, there is also a risk that consumer demand for physical products may decrease over time. If we devote time and resources to developing and marketing products that consumers do not find appealing enough to buy in sufficient quantities of our products to be profitable to us, our sales and profits may decline, and our business performance may be damaged. Similarly, if our product offerings fail to correctly anticipate consumer interests, our sales and earnings will be adversely affected.

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 70%, 64% and 75% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that were successful in achieving a similar level of consumer acceptance and that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers are closing physical stores, and some traditional retailers are engaging in significant reorganizations, filing for bankruptcy and going out of business. For example, in September 2017, Toys “R” Us, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, and in March 2018, Toys “R” Us, Inc. announced the wind down of its U.S. operations and the potential insolvency proceedings of certain of its subsidiaries. Toys “R” Us, Inc. accounted for approximately 3.4%, 3.4% and 2.8% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.

If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 45%, 63% and 60% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. GameStop, represented approximately 8% of our sales for the years ended December 31, 2017 and 12% of our sales for each of the years ended December 31, 2016 and 2015. Hot Topic represented approximately 9%, 9% and 10% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively.

We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. We further depend on our retail customers to employ, educate and motivate their sales personnel to effectively sell our products. If our retail customers do not adequately display our products or choose to promote competitors’ products over ours, our sales could decrease, and our business could be harmed. Similarly, we depend on our distributors to reach retailers in certain market segments in the United States and to reach international retailers in countries where we do not have a direct presence. Our distributors generally offer products from several different companies, including our competitors. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, we might need to find another distributor in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms.

In addition, our business could be adversely affected if any of our retail customers or distributors were to reduce purchases of our products. Our retail customers and distributors generally build inventories in anticipation of future sales and will decrease the size of their future product orders if sales do not occur as rapidly as they anticipate. Our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor, could adversely affect our net sales, operating results and financial condition.

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

In addition to existing competitors, the barriers to entry for new participants in our industry are low, and the increasing use of digital technology, social media and the internet to spark consumer interest has further increased the ability for new participants to enter our markets and has broadened the array of companies we compete with. New participants can gain access to retail customers and consumers and become a significant source of competition for our products in a very short period of time. Additionally, since we do not have exclusive rights to any of the properties we license or the related entertainment brands, our competitors, including those with more resources and greater economies of scale, can obtain licenses to design and sell products based on the same properties that we license, potentially on more favorable terms. Any of these competitors may be able to bring new products to market more quickly, respond more rapidly than us to changes in consumer preferences and produce products of higher quality or that can be sold at more accessible price points. To the extent our competitors’ products achieve greater market acceptance than our products, our business, financial condition and results of operations will be adversely affected.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 586 as of December 31, 2017. As a result of the Underground Toys Acquisition in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the Loungefly Acquisition, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the years ended December 31, 2017, 2016 and 2015, our gross margins (exclusive of depreciation and amortization) were 38.5%, 34.3% and 35.7%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the years ended December 31, 2017, 2016 and 2015, we recorded reserves of $2.9 million, $0.3 million and $0.1 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

Our success depends, in part, on our ability to successfully manage our inventories.

We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

We may also be negatively affected by changes in retailers’ inventory policies and practices. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend to make purchases on a “just-in-time” basis. This requires us to more closely anticipate demand and could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. If demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

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

Our intellectual property is a valuable asset of our business. As of December 31, 2017, we owned approximately 34 registered U.S. trademarks, 105 registered international trademarks, 12 pending U.S. trademark applications and 21 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

In order to protect or enforce our intellectual property and other proprietary rights, or to determine the enforceability, scope or validity of the intellectual or proprietary rights of others, we may initiate litigation or other proceedings against third parties. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation and other proceedings also put our intellectual property at risk of being invalidated, or if not invalidated, may result in the scope of our intellectual property rights being narrowed. In addition, our efforts to try to protect and defend our trademarks and copyrights may be ineffective. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits or other proceedings that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 60.5%, 58.7% and 64.6%, of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.

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

In addition, our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing of new product releases and related content releases. Sales of a certain product or group of products tied to a particular content release can dramatically increase our net sales in any given quarter or year. For example, in 2016, we introduced products based on the video game property “Five Nights at Freddy’s,” sales of which accounted for approximately 8% and 15% of 2017 and 2016 net sales, respectively. The timing and mix of products we sell in any given year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases.

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

We use third-party manufacturers to manufacture all of our products, and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts with our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

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

Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and offices located in Maldon, England and Chatsworth, California. In addition, the factories that produce most of our products are located in China, Vietnam and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our Everett distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular or the West Coast in general, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 27%, 19% and 24% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

•	currency conversion risks and currency fluctuations;
•	limitations on the repatriation of earnings;

•

potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business; political instability, civil unrest and economic instability;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•

complications in complying with different laws and regulations in varying jurisdictions, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, similar anti-bribery and anti-corruption laws and local and international environmental, health and safety laws, and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

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

Recent U.S. tax legislation significantly changed U.S. federal income tax rules and may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”) has significantly changed U.S. federal income taxation, including reducing the U.S. corporate income tax rate, limiting certain interest deductions, imposing a one-time transition tax on all undistributed earnings and profits of certain non-U.S. entities and other additional taxes with respect to certain non-U.S. earnings, permitting full expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes may affect state and local taxation.

While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we expect a meaningful impact from the Tax Act primarily due to the lower U.S. federal rate of 21%. Of the $1.5 million income tax expense for the year ended December 31, 2017, $4.7 million is a provisional amount associated with the items relating to the Tax Act that we could reasonably estimate. This expense includes the revaluation of our net deferred tax assets based on the new U.S. federal income tax rate of 21%. We are still analyzing the Tax Act and refining our calculations, which could potentially impact the measurement of our tax balances and reduce any anticipated benefits of the Tax Act.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and the United Kingdom, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of equity-based compensation;
•	costs related to intercompany restructurings; or
•	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by the U.K., U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our increasingly global operations mean we produce and buy products, and sell products, in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2018 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, four additional putative class action lawsuits were filed, three in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018) were filed against us and certain of our officers and directors. The third, The Ronald and Maxine Linde Foundation v. Funko et. al. (filed on January 18, 2018) was filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The fourth, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018) was filed against us, certain of our officers and directors, and ACON. The complaints allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs.

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

We are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices, and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. These laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-

regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Our indebtedness could adversely affect our financial health and competitive position.

As of December 31, 2017, we had $233.9 million of indebtedness outstanding under our Senior Secured Credit Facilities, consisting of $223.1 million outstanding under our Term Loan A Facility (net of unamortized discount of $5.3 million) and $10.8 million outstanding under our Revolving Credit Facility.

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

In addition, pursuant to the Stockholders Agreement between Funko, Inc., ACON, Fundamental and Brian Mariotti, our Chief Executive Officer (the “Stockholders Agreement”), ACON has the right to designate certain of our directors, which we refer to as the ACON Directors, which will be three ACON Directors for as long as ACON directly or indirectly, beneficially owns, in the aggregate 35% or more of our Class A common stock, two ACON Directors for so long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 35% but at least 25% or more of our Class A common stock and one ACON Director for as long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 25% but at least 15% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). In addition, Fundamental will also have the right to designate one of our directors, which we refer to as the Fundamental Director, until the earlier of (1) Fundamental no longer directly or indirectly, beneficially owns, in the aggregate, at least 10% or more of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis) and (2) October 1, 2018. Each of ACON, Fundamental, and Brian Mariotti, our Chief Executive Officer, will also agree to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ACON Directors, the Fundamental Director and Mr. Mariotti for as long as he is our Chief Executive Officer. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors; and (4) an ACON Director to be the chairperson of the board of directors (as defined in the amended and restated bylaws).

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

FAH, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of net taxable income of FAH, LLC. Under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to its members, including us, except to the extent such distributions would render FAH, LLC insolvent or are otherwise prohibited by law or any limitations or restrictions in our debt agreements. The amount of such tax distribution is calculated based on the highest combined federal, state and local tax rate that may potentially apply to any one of FAH, LLC’s members, regardless of the actual final tax liability of any such member. As a result of the foregoing, FAH, LLC may be obligated to make tax distributions in excess of some or all of its members’ actual tax liability, which could reduce its cash available for its business operations. In addition to tax expenses, we also incur expenses related to our operations, our interests in FAH, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause FAH, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, FAH, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which FAH, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering FAH, LLC insolvent. If FAH, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If FAH, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “Risks Relating to Ownership of Our Class A Common Stock.”

Our Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, the amounts that we may be required to pay could be significant, and we may not realize such tax benefits.

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners maintaining a continued ownership interest in FAH, LLC.

The amounts that we may be required to pay to the Continuing Equity Owners under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we materially breach any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make future payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. In those circumstances members of FAH, LLC would be deemed to exchange any remaining outstanding common units of FAH, LLC for Class A common stock and would generally be entitled to payments under the Tax Receivable Agreement resulting from such deemed exchange. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. Our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

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

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit the holders of our Class A common stock to the same extent as it will benefit such Continuing Equity Owners. We have entered into the Tax Receivable Agreement with FAH, LLC and the Continuing Equity Owners and it provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

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

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our products;
•	future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”);
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry, our licensors or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us; and
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
•

be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from the proxy statements and reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on our financial statements.

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

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we now incur significant legal, accounting and other expenses that we did not previously incur. Additionally, most of our management team, including our Chief Executive Officer and Chief Financial Officer, have not previously managed a publicly traded company, and as a result, have little experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors has served on the board of directors of a public company. Our entire management team and many of our other employees now need to devote substantial time to compliance, and may not be able to effectively or efficiently manage us our transition into a public company.

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

Furthermore, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that have not been reflected in historical financial statements. In addition, rules implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and our board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

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

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Though we are required to disclose changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Furthermore, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC and the date we are no longer an emerging growth company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding these properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Corporate Headquarters	Everett, Washington	84,000	January 31, 2027
Offices, Main Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2026
Warehouse and Distribution Facility	Everett, Washington	119,000	July 31, 2021
Warehouse and Distribution Facility	Everett, Washington	83,000	July 31, 2021
Offices, Apparel Design Team	San Diego, California	7,000	December 1, 2018
Sales Office	Bentonville, Arkansas	1,000	November 30, 2019
Warehouse	Maldon, Essex, United Kingdom	52,000	March 31, 2019
Warehouse and Administrative Offices	Maldon, Essex, United Kingdom	38,000	July 12, 2021
Sales Office	London, United Kingdom	1,100	February 1, 2022
Warehouse and Administrative Offices	Chatsworth, California	46,000	June 28, 2020
Offices, Licensing and Apparel Sales	Burbank, California	7,161	February 28, 2023
Administrative Office	Bath, United Kingdom	1,760	Month-to-month
Sales Office	Minneapolis, Minnesota	3,900	September 30, 2023

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, four additional putative class action lawsuits were filed, three in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018) were filed against us and certain of our officers and directors. The third, The Ronald and Maxine Linde Foundation v. Funko et. al. (filed on January 18, 2018) was filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The fourth, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018) was filed against us, certain of our officers and directors, and ACON. The complaints allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

We are party to additional legal proceedings incidental to our business. While the outcome of these additional matters could differ from management’s expectations, we do not believe that the resolution of such matters is reasonably likely to have a material effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Market Information

On November 2, 2017, our Class A common stock began trading on the Nasdaq Global Market under the symbol “FNKO.” Prior to that time, there was no public market for our stock. The high and low sales prices of our common stock as reported on the Nasdaq during the quarter ended December 31, 2017 were $9.90 and $5.81, respectively.

Holders of Record

As of March 9, 2018, there were 43 stockholders of record of our Class A common stock. As of March 9, 2018, there were 34 stockholders of record of our Class B common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Additionally, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of FAH, LLC and our other subsidiaries to pay dividends or make distributions under the terms of our Senior Secured Credit Facilities. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from FAH, LLC and, through FAH, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

FAH, LLC paid cash tax distributions to its members during the years ended December 31, 2017 and 2016 of $23.7 million and $21.3 million, respectively. Additionally, FAH, LLC paid a special distribution to its members during the years ended December 31, 2017 and 2016 of $49.2 and $49.2 million (of which $49.0 million consisted of cash and $0.2 million consisted of a reduction in interest and principal under loans to certain members of management for both periods).

Stock Performance Graph

The following graph and table illustrate the total return from November 2, 2017 through December 31, 2017, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on November 2, 2017 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	11/2/2017	11/30/2017	12/29/2017

Funko, Inc.	100.00	125.60	94.06
Russell 2000	100.00	103.30	102.89
Russell 2000 Consumer Discretionary	100.00	106.47	108.40

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected historical consolidated financial and other data for Funko, Inc. The selected consolidated statements of operations and cash flows data for the year ended December 31, 2017 (Successor), the year ended December 31, 2016 (Successor) and the period from October 31, 2015 through December 31, 2015 (Successor) and the period from January 1, 2015 through October 30, 2015 (Predecessor) and the selected consolidated balance sheets data as of December 31, 2017 and 2016 are derived from the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Subsequent to the IPO and related reorganization transactions, Funko, Inc. has been a holding company whose principal asset is its equity interest in FAH, LLC. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of the business and affairs of FAH, LLC, and through FAH, LLC, conducts its business. As a result, the Company consolidates FAH, LLC’s financial results and reports a non-controlling interest related to the common units not owned by Funko, Inc. Such consolidation has been reflected for all periods presented. Our selected historical consolidated financial and other data does not reflect what our financial position and results of operations would have been had we been a separate, stand-alone public company during those periods.

Our selected historical consolidated financial and other data may not be indicative of our future results of operations or future cash flows. You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements, Item 1A. - “Risk Factors” and Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales	$516,084	$426,717	$56,565	$217,491
Cost of sales (exclusive of depreciation and amortization shown separately below)	317,379	280,396	44,485	131,621
Selling, general, and administrative expenses	120,944	77,525	13,894	37,145
Acquisition transaction costs	3,641	1,140	7,559	13,301
Depreciation and amortization	31,975	23,509	3,370	5,723
Total operating expenses	473,939	382,570	69,308	187,790
Income (loss) from operations	42,145	44,147	(12,743)	29,701
Interest expense, net	30,636	17,267	2,818	2,202
Loss on extinguishment of debt	5,103	—	—	—
Other income, net	(734)	—	—	—
Income (loss) before income taxes	7,140	26,880	(15,561)	27,499
Income tax expense	1,540	—	—	—
Net income (loss)	5,600	26,880	(15,561)	27,499
Less: net income attributable to non-controlling interests	1,875	—	—	—
Net income (loss) attributable to Funko, Inc.	$3,725	$26,880	$(15,561)	$27,499
Earnings per share of Class A common stock (1):
Basic	$0.04
Diluted	$0.04
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$23,837	$49,468	$14,110	$8,538
Net cash used in investing activities	$(65,215)	$(22,105)	$(244,421)	$(10,043)
Net cash provided by (used in) financing activities	$43,012	$(45,613)	$244,456	$11,390
Selected Other Data:
EBITDA (2)	$69,751	$67,656	$(9,373)	$35,424
Adjusted EBITDA (2)	$89,919	$96,960	$13,170	$61,996

	December 31,
	2017	2016	2015
Consolidated Balance Sheets Data:	(In thousands)
Cash and cash equivalents	$7,728	$6,161	$24,411
Total assets	$630,313	$522,237	$505,330
Total debt (3)	$233,899	$217,753	$169,846
Total members' / stockholders' equity	$281,155	$217,377	$243,556

(1)

Basic and diluted earnings per share of Class A common stock is applicable only for periods after the Company’s IPO. See Note 18, Earnings per Share of the notes to our consolidated financial statements.

(2)

EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for additional information and a reconciliation to the most directly comparable U.S. GAAP financial measure.

(3)

Total debt consists of borrowing under our Senior Secured Credit Facilities, as applicable, net of unamortized discount costs as of December 31, 2017, 2016 and 2015 of $5.3 million, $6.4 million and $5.2 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K.

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

Summary

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO and related Transactions, we held 23,337,705 common units, representing an approximately 48.3% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
	(amounts in thousands)
Net sales	$516,084	$426,717	$56,565	$217,491
Net income (loss)	$5,600	$26,880	$(15,561)	$27,499
EBITDA (1)	$69,751	$67,656	$(9,373)	$35,424
Adjusted EBITDA (1)	$89,919	$96,960	$13,170	$61,996

(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.

 Factors Affecting our Business

Growth in the Market for Pop Culture Consumer Products

Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefitted from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con International: San Diego and New York Comic Con, and the popularity of eSports. These trends have contributed to significant recent growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!, which represented approximately 70%, 64% and 75% of our sales for the years ended December 31, 2017, 2016 and 2015, respectively, and which is sold across multiple product categories.

Relationships with Content Providers

We generate substantially all of our net sales from products based on intellectual property we license from others. We have strong relationships with many established content providers and seek to establish licensing relationships with newer content providers. For example, in 2016, we introduced a line of products based on the video game property “Five Nights at Freddy’s.” This property and the sequel property released in the fall of 2016 accounted for sales of approximately $40.0 million, or 8%, of our net sales for the year ended December 31, 2017, and approximately $63.1 million, or 15%, of our net sales for the year ended December 31, 2016. Our content provider relationships are highly diversified, allowing us to license a wide array of properties and thereby reduce our exposure to any individual property or license.

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

Retail Industry Dynamics; Relationships with Retail Customers

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 45%, 63% and 62% of our net sales for the years ended December 2017, 2016 and 2015, respectively. We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefitted our business in recent periods as brick and mortar retailers dedicated additional shelf space to our products and pop culture consumer products generally to drive additional traffic to their stores and improve sales in previously less productive shelf space. In addition, we have seen an increase in sales for our product on retailers’ ecommerce platforms.

Our customers do not make long-term commitments to us regarding purchase volumes and can therefore easily reduce their purchases of our products. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor for any reason could adversely affect our business. In addition, our future growth depends upon our ability to successfully execute our business strategy. See Item 1A, “Risk Factors.”

Content Mix

The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. In addition, over time, we have continued to increase our number of active properties. An active property is a property from which we generate sales of products during a given period. For the years ended December 31, 2017, 2016 and 2015, we had sales of our products across 500, 396 and 285 properties, respectively.

Our results of operations may also fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases and related content releases. Sales of a certain product or group of products tied to particular content can dramatically increase our net sales in any given quarter or year. For example, our net sales for the year ended December 31, 2016 were positively impacted by the introduction of a new line of products based on the video game property “Five Nights at Freddy’s,” described above. A sequel to Five Nights at Freddy’s was released in the fall of 2016. The sales of this property continued in 2017 and represented 8% of sales for the year ended December 31, 2017. Our license for “Five Nights at Freddy’s” expires at the end of 2021. While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the sales per active property will fluctuate from quarter to quarter or year over year based on what is relevant in pop culture at that time and the types of properties we are producing against. In addition, despite our efforts to diversify the properties on which we base our products, if the performance of one or more of these properties fails to meet expectations or are delayed in their release, our operating results could be adversely affected.

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

Components of our Results of Operations

Net Sales

We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel and homewares, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.

Revenue from the sale of our products is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, there are no uncertainties regarding customer acceptance, the selling price is fixed or determinable, and collectability is reasonably assured. We routinely enter into arrangements with our customers to provide for markdown co-operation advertising and other various allowances and an estimate for those allowances is recorded when revenue is recognized. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are typically included in cost of sales.

Cost of Sales

Cost of sales consists primarily of product costs, royalty expenses paid to our licensors and the cost to ship our products, including both inbound freight and outbound products to our customers. Our cost of sales excludes depreciation and amortization.

Our products are produced by third-party manufacturers primarily in China, Vietnam and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and capability. As part of a continuing effort to reduce manufacturing costs and ensure speed to market, we have historically kept our production concentrated with a small number of manufacturers and factories even as we have grown and diversified. In recent years, we have worked to improve the efficiency of our supply chain to improve our gross margins.

Our product costs and gross margins will be impacted from period to period based on the product mix in any given period. Our plush products tend to have a higher product cost and lower gross margins than our figures.

Our royalty costs and gross margins will also be impacted from period to period based on our mix of licensed products sold, as well as a variety of other factors. For the years ended December 31, 2017, 2016, the Successor 2015 Period and the Predecessor 2015 Period, our weighted average royalty rate was 15.0%, 15.2%, 16.2% and 14.6% respectively.

Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer mix due to varying shipping terms and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily driven by wages, commissions and benefits, warehouse, fulfillment (internal and external) and facilities costs, infrastructure and technology costs, advertising and marketing expenses of our products, including the costs to participate at specialty licensing and comic book conventions and exhibitions, as well as costs to develop promotional video and other online content created for advertising purposes. Credit card fees, insurance, legal expenses, other professional expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. Selling costs generally correlate to revenue timing and therefore experience similar moderate seasonal trends. We expect general and administrative costs to increase as our business evolves, including the costs of being a public company.

We have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future. Following the IPO, we anticipate a significant increase in accounting, legal and professional fees associated with being a public company as further described above under “—Factors Affecting Our Business—Taxation and Expenses.”

Acquisition Transaction Costs

Acquisition transaction costs represent costs incurred for potential and completed acquisitions. In 2015, we incurred costs related to the ACON Acquisition. In 2016, we incurred costs related to various potential acquisitions, including the Underground Toys Acquisition. In 2017, we incurred costs related to the Underground Toys Acquisition, the Loungefly Acquisition, and A Large Evil Corporation Acquisition.

Depreciation and Amortization

Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment. Amortization relates to definite-lived intangible assets that are recognized as expensed on a straight-line basis over the estimated useful lives. Our intangible assets, which are being amortized over a range of two to

20 years, are mainly comprised of trade names, customer relationships and intellectual property we recognized as part of the ACON Acquisition and, to a lesser extent, the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net includes the cost of our short-term borrowings and long-term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned. Interest expense increased in 2017, primarily as a result of the incurrence of an additional $50.0 million in long-term debt under our Term Loan A Facility (as defined below) in September 2016, the incurrence of $50.0 million in long-term debt under our Term Loan B Facility (as defined below) in January 2017, the incurrence of an additional $20.0 million in long-term debt under our Term Loan A Facility in June 2017 and the issuance of the Subordinated Promissory Notes in the aggregate principal amount of $20.0 million effective June 26, 2017.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth information comparing the components of net income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Period over Period Change
	2017	2016	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$516,084	$426,717	$89,367	20.9%
Cost of sales (exclusive of depreciation and amortization shown separately below)	317,379	280,396	36,983	13.2%
Selling, general, and administrative expenses	120,944	77,525	43,419	56.0%
Acquisition transaction costs	3,641	1,140	2,501	219.4%
Depreciation and amortization	31,975	23,509	8,466	36.0%
Total operating expenses	473,939	382,570	91,369	23.9%
Income (loss) from operations	42,145	44,147	(2,002)	-4.5%
Interest expense, net	30,636	17,267	13,369	77.4%
Loss on extinguishment of debt	5,103	—	5,103	na
Other income, net	(734)	—	(734)	na
Income (loss) before income taxes	7,140	26,880	(19,740)	-73.4%
Income tax expense	1,540	—	1,540	na
Net income (loss)	5,600	26,880	(21,280)	-79.2%
Less: net income attributable to non-controlling interests	1,875	—	1,875	na
Net income (loss) attributable to Funko, Inc.	$3,725	$26,880	$(23,155)	-86.1%

Net Sales

Net sales were $516.1 million for the year ended December 31, 2017, an increase of 20.9% compared to $426.7 million for the year ended December 31, 2016. Net sales increased primarily as a result of the continued expansion of properties in our portfolio that we sold against.

In the year ended December 31, 2017, the number of active properties increased 26% to 500 from 396 in the year ended December 31, 2016, and average net sales per active property declined slightly to $1.0 million in the year ended December 31, 2017 compared to $1.1 million in average net sales per active property for the year ended December 31, 2016. While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 6.7% to $376.1 million in the year ended December 31, 2017 as compared to $352.4 million in the year ended December 31, 2016, and net sales in all foreign countries increased 88.5% to $140.0 million in the year ended December 31, 2017 from $74.3 million in the year ended December 31, 2016, primarily from the increased focus and strong demand in Europe resulting from the move to a direct distribution model with the Underground Toys Acquisition. On a product category basis, net sales of figures increased 20.8% to $422.0 million in the year ended December 31, 2017 and net sales of other products increased 21.8% to $94.1 million as compared to the year ended December 31, 2016.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $317.4 million for the year ended December 31, 2017, an increase of 13.2%, compared to $280.4 million for the year ended December 31, 2016. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, as discussed above. In 2017, cost of sales included $3.2 million related to the application of purchase accounting in connection with the Underground Toys Acquisition and the Loungefly Acquisition, which required inventory to be recorded at estimated fair value at the time of acquisition. In 2016, cost of sales included $13.4 million related to the application of purchase accounting in connection with the ACON Acquisition, which required inventory to be recorded at estimated fair value at the time of acquisition. This step-up in value resulted in an increase to inventory of $22.1 million, $2.6 million, and $0.6 million based on the estimated fair value as of the date of the ACON Acquisition, the Underground Toys Acquisition and Loungefly Acquisition, respectively.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 38.5% for the year ended December 31, 2017, compared to 34.3% for the year ended December 31, 2016. Gross margin for the year ended December 31, 2017 was positively impacted primarily by the absence of recording of inventory at estimated fair value in connection with the ACON Acquisition and, to a lesser extent, by improved product margins from Funko UK.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $120.9 million for the year ended December 31 2017, an increase of 56.0%, compared to $77.5 million for the year ended December 31, 2016. The increase was largely driven by additional expenses related to becoming a public company, as well as additional expenses related to the Underground Toys Acquisition, the Loungefly Acquisition, and investments in key areas to support future growth, including direct-to-consumer initiatives. Specifically, the increase was primarily due to a $24.3 million increase in personnel expenses, a $6.9 million increase in professional fees and other costs, a $5.3 million increase in advertising, marketing and product development expenses, a $4.2 million increase in rent and related facilities costs, a $3.2 million increase in equity-based compensation expenses. In addition, we recorded a $2.8 million increase in bad debt expense primarily as a result of the Toy’s “R” Us wind down and potential insolvency. These increases were partially offset by a decrease in expense related to contingent consideration of $8.5 million, which was related to the ACON Acquisition, and which was recorded in 2016.

Selling, general, and administrative expenses were 23.4% of sales for the year ended December 31, 2017, compared to 18.2% of sales for the year ended December 31, 2016. As noted above, we have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future. Specifically, we anticipate a significant increase in accounting, legal and professional fees associated with being a public company in future periods.

Acquisition Transaction Costs

Transaction costs related to acquisitions were $3.6 million for the year ended December 31, 2017, compared to $1.1 million for the year ended December 31, 2016. Transaction costs for the year ended December 31, 2017 related to the Underground Toys Acquisition, the Loungefly Acquisition and A Large Evil Corporation Acquisition. Transaction costs for the year ended December 31, 2016 were related to the Underground Toys Acquisition and other potential acquisition targets.

Depreciation and Amortization

Depreciation and amortization expense was $17.6 million and $14.4 million, respectively, for the year ended December 31, 2017, compared to $10.6 million and $12.9 million, respectively, for the year ended December 31, 2016. The increase in depreciation and amortization primarily related to the increase in depreciation on tooling and molds as a result of the expanded product offerings and leasehold improvements at our corporate offices and warehouse facilities, and an increase in amortization related to the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net was $30.6 million for the year ended December 31, 2017, an increase of 77.4%, compared to $17.3 million for the year ended December 31, 2016. The increase in interest expense, net primarily related to the incurrence of an additional $50.0 million in long-term debt under our Term Loan A Facility in September 2016, the incurrence of $50.0 million in long-term debt under our Term Loan B Facility in January 2017, and the incurrence of $20.0 million in long-term debt under our Term Loan A Facility and issuance of the Subordinated Promissory Notes in the aggregate principal amount of $20.0 million, both of which occurred in June 2017.

Loss on extinguishment of debt

Loss on extinguishment of debt was $5.1 million for the year ended December 31, 2017 and represented the write-off of unamortized discount costs on our Term Loan B Facility which was repaid in full in November 2017 in connection with the IPO.

Income Tax Expense

Income tax expense was $1.5 million for the year ended December 31, 2017 and was a result of our IPO in November 2017, as we are now subject to corporate income tax. See Note 11, Income Taxes.

Year Ended December 31, 2016 Compared to the Successor 2015 Period and the Predecessor 2015 Period

The following discussion and analysis presents operations and cash flows for two periods, Predecessor and Successor, which relate to the period preceding the ACON Acquisition and the period succeeding the ACON Acquisition, respectively. References to the Successor 2015 Period refer to the period from October 31, 2015 through December 31, 2015 and references to the Predecessor 2015 Period refer to the period from January 1, 2015 through October 30, 2015.

The following table sets forth information comparing the components of net income (loss) for the year ended December 31, 2016 and the Successor 2015 Period and the Predecessor 2015 Period.

		Successor	Predecessor
		Period from	Period from
		October 31,	January 1,
	Year Ended	2015 through	2015 through
	December 31,	December 31,	October 30,	Period over Period Change
	2016	2015	2015	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$426,717	$56,565	$217,491	$152,661	55.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	280,396	44,485	131,621	104,290	59.2%
Selling, general, and administrative expenses	77,525	13,894	37,145	26,486	51.9%
Acquisition transaction costs	1,140	7,559	13,301	(19,720)	-94.5%
Depreciation and amortization	23,509	3,370	5,723	14,416	158.5%
Total operating expenses	382,570	69,308	187,790	125,472	48.8%
Income (loss) from operations	44,147	(12,743)	29,701	27,189	160.3%
Interest expense, net	17,267	2,818	2,202	12,247	244.0%
Net income (loss)	$26,880	$(15,561)	$27,499	$14,942	125.2%

Net Sales

Net sales were $426.7 million for the year ended December 31, 2016, an increase of 55.7%, compared to $56.6 million for the Successor 2015 Period and $217.5 million for the Predecessor 2015 Period. Net sales increased primarily as a result of the continued development of our products across more properties. For the year ended December 31, 2016, we had an average of $1.1 million net sales per active property, a 12% increase compared to our average net sales per active property for the year ended December 31, 2015. For the year ended December 31, 2016, we had sales of our products across 396 properties, an increase of 39% compared to the 285 properties across which we had sales in the year ended December 31, 2015. This increase in average net sales per active property along with the increase in total properties was a key driver of our net sales increase. This expansion across our product and property portfolio also led to an increased footprint within our retail customers, primarily as a result of increased shelf space, as well as growth in the number of our retail customers. For example, we experienced a $63.1 million increase as a result of a line of products based on the video game property “Five Nights at Freddy’s,” which was introduced in 2016.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $280.4 million for the year ended December 31, 2016. Cost of sales (exclusive of depreciation and amortization) was $44.5 million for the Successor 2015 Period and $131.6 million for the Predecessor 2015 Period. Cost of sales increased primarily as a result of continued sales growth, due primarily to an increase in total active properties as discussed above. Cost of sales was further impacted by the application of purchase accounting in connection with the ACON Acquisition, which required inventory to be recorded at estimated fair value. This step up in value resulted in an increase to inventory of $22.1 million based on the estimated fair value as of the date of the ACON Acquisition. As a result, during the year ended December 31, 2016 and the Successor 2015 Period, cost of sales increased by $13.4 million and $8.7 million, respectively.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 34.3% for the year ended December 31, 2016. Gross margin (exclusive of depreciation and amortization) was 21.4% for the Successor 2015 Period and 39.5% for the Predecessor 2015 Period. For the year ended December 31, 2016 and the Successor 2015 Period, gross margin was negatively impacted by 3.1 percentage points and 15.4 percentage points, respectively, due to recording inventory at the estimated fair value in connection with the ACON Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $77.5 million for the year ended December 31, 2016. Selling, general and administrative expenses were $13.9 million for the Successor 2015 Period and $37.1 million for the Predecessor 2015 Period. The increase was primarily due to an increase in personnel costs of $14.2 million, contingent consideration of $7.0 million, administrative costs of $3.0 million, advertising costs of $2.7 million, bad debt expense of $2.6 million, sales commissions of $1.6 million, and other costs of $7.4 million. These increases were partially offset by a decrease in equity-based compensation of $12.0 million. The increase in contingent consideration was a result of the ACON Acquisition and represents the adjustment to the fair value of the contingent consideration recorded in the year ended December 31, 2016. Other increases in personnel costs, professional fees and other costs were primarily due to our overall growth, which required additional headcount, facilities and infrastructure to support our historical growth and anticipated future growth of the business. Commissions and advertising costs increased in line with the increase in net sales. The decrease in equity-based compensation was primarily due to a significant amount of expense recorded in the Predecessor 2015 Period related to the ACON Acquisition.

Selling, general and administrative expenses were 18.2% of sales for the year ended December 31, 2016. Selling, general and administrative expenses were 24.6% of sales for the Successor 2015 Period and 17.1% of sales for the Predecessor 2015 Period. This decrease was primarily due to our significant revenue growth in excess of the cost increases, partially offset by the impact of the ACON Acquisition and continued investment in headcount, facilities and infrastructure.

Acquisition Transaction Costs

Transaction costs related to acquisitions were $1.1 million for the year ended December 31, 2016. Transaction costs related to acquisitions were $7.6 million for the Successor 2015 Period and $13.3 million for the Predecessor 2015 Period. Transaction costs for the year ended December 31, 2016 related to the Underground Toys Acquisition and other potential acquisition targets. Transaction costs in both the Successor 2015 Period and Predecessor 2015 Period related to the costs incurred in connection with the ACON Acquisition, which were comprised of change of control fees related to our license agreements, legal fees and other professional costs for due diligence and other work.

Depreciation and Amortization

Depreciation and amortization expense was $23.5 million for the year ended December 31, 2016. Depreciation and amortization expense was $3.4 million for the Successor 2015 Period and $5.7 million for the Predecessor 2015 Period. The increase in depreciation and amortization primarily related to the amortization of our intangible assets from the ACON Acquisition. During the application of the acquisition method of accounting, we recorded the fair value of certain intangible assets. The impact of such adjustments increased depreciation and amortization expense for the year ended December 31, 2016 and the Successor 2015 Period by $12.9 million and $3.6 million, respectively.

Interest Expense, Net

Interest expense, net was $17.3 million for the year ended December 31, 2016. Interest expense, net was $2.8 million for the Successor 2015 Period and $2.2 million for the Predecessor 2015 Period. The increase in interest expense, net was primarily attributable to $175.0 million in long-term debt incurred under our Term Loan A Facility in connection with the ACON Acquisition, along with a $50.0 million increase in Term Loan A Facility borrowings in September 2016.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for monitoring fees, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, loss on extinguishment of debt, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Pro Forma Net Income as net income attributable to Funko, Inc adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interests in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, monitoring charges, loss on extinguishment of debt, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense effect of (1) these adjustments and (2) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define Adjusted Pro Forma Earnings per Diluted Share as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interest in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

Management uses the Non-GAAP Financial Measures:

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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Senior Secured Credit Facilities use Adjusted EBITDA to measure our compliance with covenants such as senior leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, loss on extinguishment of debt, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, the Non-GAAP Financial Measures include adjustments for other items, such as monitoring fees, that we do not expect to regularly record following our IPO. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Net income (loss) attributable to Funko, Inc.	$5,626	$15,754	$3,725	$26,880
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (7)	1,875	—	1,875	—
Monitoring fees (1)	206	374	1,676	1,498
Equity-based compensation (2)	1,246	618	5,574	2,369
Loss on extinguishment of debt	5,103	—	5,103	—
Earnout fair market value adjustment (3)	—	503	30	8,561
Inventory step-up (4)	552	—	3,182	13,434
Acquisition transaction costs and other expenses (5)	1,025	1,663	5,336	3,442
Foreign currency transaction (gain) loss (6)	(588)	—	(733)	—
Income tax expense (8)	(5,131)	(6,846)	(8,345)	(20,339)
Adjusted pro forma net income	$9,914	$12,066	$17,423	$35,845

Weighted-average shares of Class A common stock outstanding-basic	23,338		23,338
Dilutive common units of FAH, LLC that are convertible into Class A common stock	27,297		27,297
Adjusted pro forma weighted-average shares of Class A stock outstanding - diluted	50,635		50,635
Adjusted pro forma earnings per diluted share	$0.20		$0.34

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
	(amounts in thousands)
Net income (loss)	$5,600	$26,880	$(15,561)	$27,499
Interest expense, net	30,636	17,267	2,818	2,202
Income tax expense	1,540	—	—	—
Depreciation and amortization	31,975	23,509	3,370	5,723
EBITDA	$69,751	$67,656	$(9,373)	$35,424
Adjustments:
Monitoring fees (1)	1,676	1,498	272	3,346
Equity-based compensation (2)	5,574	2,369	4,484	9,925
Earnout fair market value adjustment (3)	30	8,561	1,540	—
Loss on extinguishment of debt	5,103	—	—	—
Inventory step-up (4)	3,182	13,434	8,688	—
Acquisition transaction costs and other expenses (5)	5,336	3,442	7,559	13,301
Foreign currency transaction gain (6)	(733)	—	—	—
Adjusted EBITDA	$89,919	$96,960	$13,170	$61,996

(1)

Represents monitoring fees paid pursuant to a management services agreement with Fundamental Capital, LLC, which was terminated in 2015 in connection with the ACON Acquisition, and a management services agreement with ACON that was entered into in connection with the ACON Acquisition, which terminated upon the consummation of the IPO in November 2017.

(2)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)	Reflects the increase in the fair value of contingent liabilities incurred in connection with the ACON Acquisition and the Underground Toys Acquisition.
(4)	Represents a non-cash adjustment to cost of sales resulting from acquisitions.
(5)

Represents legal, accounting, and other related costs incurred in connection with the IPO, the ACON Acquisition, the Underground Toys Acquisition, the Loungefly Acquisition, A Large Evil Corporation Acquisition and other potential acquisitions.

(6)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.
(7)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.

(8)

Represents the income tax expense effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent were company was a subchapter C corporation in periods prior to the IPO. This assumption uses an effective tax rate of 36.2% for the adjustments and the pass-through entity taxable income.

Liquidity and Financial Condition

Introduction

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. In the year ended December 31, 2017 and 2016, we also received contributions from members of FAH, LLC as further described below under “Liquidity;” however, we do not anticipate receiving any additional contributions from members of FAH, LLC.

On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. FAH, LLC used the net proceeds from the sale of common units to Funko, Inc., together with cash on hand, to repay all of the outstanding aggregate principal balance and accrued interest of $20.9 million on our Subordinated Promissory Notes, repay all of the outstanding aggregate principal balance and accrued interest of $46.1 million on our Term Loan B Facility and repay all of the outstanding principal balance and accrued interest of $55.6 million on our Revolving Credit Facility.

Liquidity and Capital Resources

The following table shows summary cash flow information for the years ended December 31, 2017 and 2016 and the Successor 2015 and Predecessor 2015 Periods (in thousands):

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
Net cash provided by operating activities	$23,837	$49,468	$14,110	$8,538
Net cash used in investing activities	(65,215)	(22,105)	(244,421)	(10,043)
Net cash provided by (used in) financing activities	43,012	(45,613)	244,456	11,390
Effect of exchange rates on cash and cash equivalents	(67)	—	—	—
Net increase (decrease) in cash and cash equivalents	$1,567	$(18,250)	$14,145	$9,885

Operating Activities. Our net cash provided by (used in) operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation and fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $23.8 million for the year ended December 31, 2017, compared to $49.5 million for the year ended December 31, 2016. The decrease was primarily due to changes in working capital, which reduced cash provided by operating activities by $18.0 million. Changes in working capital reduced cash provided by operating activities primarily due to an increase in inventory of $22.7 million and a decrease in accrued royalties of $4.6 million, partially offset by an increase in accounts receivables and decreases in income taxes payable and accounts payable of $5.2 million, $2.3 million and $4.3 million, respectively. In addition, non-cash adjustments increased net cash provided by operating activities by $13.6 million in the year ended December 31, 2017, due primarily to a $8.5 million increase in depreciation and amortization, loss on extinguishment of debt of $5.1 million, a $3.2 million increase in equity-based compensation and a $2.7 million increase in accretion of discount on long-term debt, when compared to the year ended December 31, 2016. These increases were partially offset by a $5.5 million decrease in non-cash adjustments related to contingent consideration. Additionally, the decreases in net cash provided by operating activities was impacted by a decline in net income of $21.3 million in the year ended December 31, 2017 compared to $26.9 million in the year ended December 31, 2016.

For the year ended December 31, 2016, net cash provided by operating activities was $49.5 million and was comprised of net income of $26.9 million, increased by $32.8 million related to non-cash adjustments, primarily related to depreciation and amortization, contingent consideration and equity-based compensation. Other operating changes in working capital decreased cash provided by operating activities by $10.2 million. The decrease in working capital unfavorably impacted net cash through increases in accounts receivable of $33.6 million and in prepaid expenses and other assets of $8.5 million, partially offset by decreases in accounts payable and accrued royalties of $14.7 million and $7.7 million, respectively.
For the Successor 2015 Period, net cash provided by operating activities was $14.1 million and was comprised of a net loss of $15.6 million, increased by $9.8 million related to non-cash adjustments, primarily related to depreciation and amortization, contingent consideration and equity-based compensation. Changes in working capital increased cash provided by operating activities by $19.9 million. The increase in working capital favorably impacted net cash through a decrease in inventory of $10.2 million and a decrease in accounts receivable of $6.1 million, and further favorably impacted net cash through an increase in accrued royalties of $8.0 million, partially offset by a $1.9 million increase in accounts payable and a $2.6 million increase in other accrued expenses.

For the Predecessor 2015 Period, net cash provided by operating activities was $8.5 million and was comprised of net income of $27.5 million, increased by $16.4 million related to non-cash adjustments, primarily depreciation and amortization and equity-based compensation. Changes in working capital decreased cash provided by operating activities by $35.3 million. The decrease in working capital unfavorably impacted net cash through an increase in accounts receivable of $36.1 million, an increase in inventory of $18.0 million, and an increase in prepaid expenses and other assets of $6.0 million, partially offset by increases in accounts payable of $16.7 million and other accrued expenses of $8.1 million.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the year ended December 31, 2017, net cash used in investing activities was $65.2 million and was primarily comprised of initial cash consideration of $12.6 million, $16.1 million and $3.9 million for the Underground Toys Acquisition, the Loungefly Acquisition and A Large Evil Corporation Acquisition, respectively. Additionally, $33.6 million of net cash used in investing activities was for the purchase of property and equipment and primarily consisted of $21.1 million for the purchase of property and equipment related to tooling and molds for the expansion of product lines and $6.6 million for leasehold improvements related to the buildout of our new headquarters.

For the year ended December 31, 2016, net cash used in investing activities was $22.1 million and was primarily comprised of the purchase of property and equipment related to tooling and molds as a result of our expansion of product lines and, to a lesser extent, from leasehold improvements to our former and new headquarters.

For the Successor 2015 Period, net cash used in investing activities was $244.4 million, which was primarily related to the ACON Acquisition.

For the Predecessor 2015 Period, net cash used in investing activities was $10.0 million and was primarily comprised of $9.0 million for the purchase of property and equipment related to tooling and molds as a result of our expansion of product lines.

Financing Activities. Our financing activities primarily consist of proceeds from stock issuances, the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, contributions from, and distributions to, members and the payment of contingent consideration. We do not anticipate any financing activity related to contributions from members going forward.

For the year ended December 31, 2017, net cash provided by financing activities was $43.0 million, primarily related to proceeds from the issuance of Class A common stock sold in the IPO net of underwriter’s discounts and commissions of $117.3 million, proceeds from the Term Loan A Facility, Term Loan B Facility and Subordinated Promissory Notes of $86.3 million, contribution from members of FAH, LLC of $5.0 million, partially offset by payments on the Term Loan B Facility and Subordinated Promissory Notes of $79.0 million, $72.8 million in distributions to members of FAH, LLC and payments for contingent consideration of $18.0 million. During 2017, we also had net borrowings on the Revolving Credit Facility of $4.1 million.

For the year ended December 31, 2016, net cash used in financing activities was $45.6 million, primarily related to $70.4 million of distributions to the members of FAH, LLC and $36.9 million of cash used for contingent consideration payments related to the ACON Acquisition, partially offset by a net increase of $40.0 million of net cash proceeds from Term Loan A Facility borrowings, a net increase of $6.7 million of Revolving Credit Facility borrowings and a $15.0 million contribution from certain members of FAH, LLC.

For the Successor 2015 Period, net cash provided by financing activities was $244.5 million, primarily from $125.6 million of contributions from members, and $149.7 million of net cash from proceeds from Term Loan A Facility borrowings, partially offset by a net decrease in borrowings under our Revolving Credit Facility and other debt issuance costs and related party note repayments.

For the Predecessor 2015 Period net cash provided by financing activities was $11.4 million, primarily from $20.9 million of cash proceeds from net borrowing under our then existing revolving credit facility and $3.2 million of cash proceeds from the exercise of equity based options, partially offset by distributions to members of $12.2 million.

Financial Condition

Notwithstanding our obligations under the Tax Receivable Agreement, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. As of December 31, 2017, we were in compliance with all covenants in our Senior Secured Credit Facilities.

The credit agreement governing the Senior Secured Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate, merge or sell or otherwise dispose of their assets;
•	alter the business conducted by them and their subsidiaries;
•	make investments, loans, advances, guarantees and acquisitions;
•	enter into sale and leaseback transactions;
•	pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•	enter into transactions with affiliates;
•	enter into agreements restricting their subsidiaries’ ability to pay dividends;
•	issue or sell equity interests or securities convertible into or exchangeable for equity interests;
•	redeem, repurchase or refinance other indebtedness; and
•	amend or modify their governing documents.

In addition, the credit agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio will become more restrictive over time, decreasing to 3.08:1.00 for the quarter ended December 31, 2017, and 2.83:1.00 for the quarter ending March 31, 2018 and each following quarter.

The credit agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Senior Secured Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and changes of control. The credit agreement defines “change of control” to include, among other things, ACON and its affiliates ceasing to own and control, directly or indirectly, (a) at least 25.0% of the aggregate outstanding voting and economic power of FAH, LLC, and (b) a greater percentage of the voting power of FAH, LLC than any other person or group.

As of December 31, 2017, we had $7.7 million of cash and cash equivalents and $94.1 million of working capital, compared with $6.2 million of cash and cash equivalents and $54.9 million of working capital as of December 31, 2016. Working capital is impacted by the current portion of our long-term debt, which decreased as of December 31, 2017 as compared to December 31, 2016, due to the seasonal trends of our business and the timing of new product releases. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.

On March 7, 2018, we entered into an amendment to our credit agreement which provides for, among other things, (i) a $13.0 million prepayment of the amounts owing under the Term Loan A Facility on the effective date of the amendment, with no changes in the amount of future amortization payments, (ii) a reduction in the interest rate margins (a) for the Term Loan A Facility, from 6.25% to 5.50% for base rate loans and 7.25% to 6.50% for LIBOR rate loans and (b) for the Revolving Credit Facility, from 2.50% to 1.75% for LIBOR rate loans, (iii) a 1% prepayment premium on prepayments under both the Term Loan A Facility and the Revolving Credit Facility for 180 days after the effective date of the amendment, and (iv) a $20.0 million increase to the borrowing base under the Revolving Credit Facility, so long as no loan party formed under the laws of England and Wales or Funko UK, Ltd. incurs secured indebtedness for borrowed money.

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Senior Secured Credit Facilities and Subordinated Promissory Notes (see Note 10, Debt of the notes to our consolidated financial statements). On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions.

Senior Secured Credit Facilities. For a discussion of our Senior Secured Credit Facilities, see Note 10, Debt of the notes to our consolidated financial statements Using the net proceeds from the IPO and cash on hand, in November 2017, we repaid all of the outstanding aggregate principal balance and accrued interest of $46.1 million on our Term Loan B Facility and repaid all of the outstanding principal balance and accrued interest of $55.6 million on our Revolving Credit Facility.

Subordinated Promissory Notes. For a discussion of our Subordinated Promissory Notes, see Note 10, Debt of the notes to our consolidated financial statements. Using the net proceeds from the IPO and cash on hand, in November 2017, we repaid all of the outstanding aggregate principal balance and accrued interest of $20.9 million on our Subordinated Promissory Notes.

Uses

Additional future liquidity needs may include public company costs, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures. The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.

Seasonality

While our customers in the retail industry typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. Historically, over 50% of our net sales are made in the third and fourth quarters, primarily in the period from August through November, as our customers build up their inventories in anticipation of the holiday season. Generally, the first quarter of the year represents the lowest volume of shipment and sales in our business and in the retail and toy industries generally and it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.

Contractual Obligations

	2018	2019	2020	2021	2022	Thereafter	Total
Long term debt and related interest (1)	$28,983	$28,164	$27,396	$214,516	$—	$—	$299,059
Operating leases	6,691	5,953	5,922	4,999	3,911	14,364	41,840
Minimum royalty obligations (2)	28,587	1,804	358	—	—	—	30,749
Revolving Credit Facility (3)	10,801	—	—	—	—	—	10,801
Total	$75,062	$35,921	$33,676	$219,515	$3,911	$14,364	$382,449

(1)

We estimated interest payments through the maturity of our Senior Secured Credit Facilities by applying the effective interest rate of 9.2% in effect as of December 31, 2017 under our Term Loan A Facility. See Note 10, Debt of the notes to our consolidated financial statements.

(2)	Represents minimum guaranteed royalty payments under licensing arrangements.
(3)	Represents the amount owed as of December 31, 2017 under our Revolving Credit Facility.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See discussion of recently adopted and recently issued accounting pronouncements in Note 2, Significant Accounting Policies of the notes to our consolidated financial statements.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require us to make estimates and judgements that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements. We base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and sales allowances, royalties, inventory, goodwill and intangible assets, equity-based compensation and income taxes. Changes to these estimates could have a material adverse effect on our results of operations and financial condition.

The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will adopt new or revised accounting standards upon or prior to required public company adoption dates. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Revenue Recognition and Sales Allowance. Revenue from the sale of our products is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there are no uncertainties regarding customer acceptance; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The majority of revenue is recognized upon shipment of products to the customer.

We routinely enter into arrangements with our customers to provide sales incentives, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases and specified factors relating to sales to consumers. While the majority of sales adjustments are readily determinable at period end and do not require estimates, certain sales adjustments require us to make estimates. In making these estimates, we consider all available information, including the overall business environment, historical trends and information from customers. Sales incentives and allowances for returns and defective merchandise are recorded as sales adjustments and reduce revenue in the period the related revenue is recognized.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on our consolidated balance sheets. Deferred revenue is classified as a current liability based on the expectation of recognition within 12 months following the date of each balance sheet. Sales terms do not allow for a right of return except in relation to a manufacturing defect.

Sales taxes collected on behalf of governmental authorities are recorded on a net basis and excluded from revenue.

Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset, either current or long- term based on when we expect to receive revenues under the related licensing agreement. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2017, we recorded a prepaid asset of $6.4 million, net of a reserve of $2.9 million. As of December 31, 2016, we recorded a prepaid asset of $6.9 million, net of a reserve of $0.6 million.

We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded as cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2017, 2016, the Successor 2015 Period and the Predecessor 2015 Period were $77.5 million, $64.7 million, $9.2 million and $31.6 million, respectively.

Inventory. Inventory consists primarily of figures, plush and accessories and other finished goods, and is accounted for using the first-in, first-out, or FIFO, method. We maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or market value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. We estimate obsolescence based on assumptions regarding future demand.

Inventory costs include direct product costs and freight costs. As a result of the ACON Acquisition, the Underground Toys Acquisition and the Loungefly Acquisition, inventory was adjusted to fair value as of October 31, 2015, January 27, 2017 and June 28, 2017, respectively. See Note 3, Acquisitions of the notes to our consolidated financial statements.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually on October 1 of each year and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets is below their carrying amounts.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

Income Taxes. We apply the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. If we determine we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in selling, general and administrative expenses.

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of FAH, LLC and are taxed at the prevailing corporate tax rates. FAH, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity‑level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of any net taxable income of FAH, LLC. Pursuant to the Second Amended and Restated FAH, LLC Agreement, FAH, LLC will generally make pro rata tax distributions to holders of common units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of FAH, LLC that is allocated to them.

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement (“TRA”) with FAH, LLC and each of the Continuing Equity Owners. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement (“TRA Payments”). Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others. During the year ended December 31, 2017, there were no redemptions or exchanges of common units in FAH, LLC under the TRA. As such, we have not recorded any liabilities relating to our obligations under the TRA. Upon redemption or exchange of common units in FAH, LLC, we will record a liability relating to the obligation if we believe that it is probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize any portion of the liability related to the benefits not expected to be utilized.

Additionally, we will estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our Consolidated Balance Sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current.

Refer to Note 2, Significant Accounting Policies of the notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Senior Secured Credit Facilities include a Term Loan A Facility and a Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Senior Secured Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2017, we had $233.9 million of variable rate debt outstanding under our Senior Secured Credit Facilities, consisting of $223.1 million outstanding under the Term Loan A Facility (net of unamortized discount of $5.3 million) and $10.8 million in outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2017, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.2 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Foreign Currency Risk. In January 2017, we acquired certain assets of Underground Toys Limited and now sell directly to certain of our customers in Europe, the Middle East and Africa through our newly formed subsidiary, Funko UK, Ltd. In addition, in November 2017, we acquired A Large Evil Corporation Ltd. (“A Large Evil Corporation”), an animation studio based in Bath, United Kingdom. The functional currency of all of our entities is the U.S. dollar, other than Funko UK, Ltd. and A Large Evil Corporation, which are the British pound. While currently our inventory purchases for Funko UK, Ltd. are in U.S. dollars, their product sales are primarily in British pounds and euros. Additionally, Funko UK, Ltd. incurs a portion of its operating expenses in British pounds. Most of A Large Evil Corporation’s operating expenses are denominated in British pounds. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the British pound and euro. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes. Prior to December 31, 2016, all of our product sales, inventory purchases, and operating expenses were denominated in U.S. dollars. We therefore did not have any foreign currency risk associated with these activities.

Impact of Inflation. Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Funko, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders‘ equity, and cash flows, for each of the two years in the period ended December 31, 2017 and 2016, for the period from October 31, 2015 through December 31, 2015 (Successor), and the period from January 1, 2015 through October 30, 2015 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and 2016, for the period from October 31, 2015 through December 31, 2015 (Successor), and the period from January 1, 2015 through October 30, 2015 (Predecessor), in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2015.

Seattle, Washington

March 16, 2018

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
	(In thousands, except per share data)
Net sales	$516,084	$426,717	$56,565	$217,491
Cost of sales (exclusive of depreciation and amortization shown separately below)	317,379	280,396	44,485	131,621
Selling, general, and administrative expenses	120,944	77,525	13,894	37,145
Acquisition transaction costs	3,641	1,140	7,559	13,301
Depreciation and amortization	31,975	23,509	3,370	5,723
Total operating expenses	473,939	382,570	69,308	187,790
Income (loss) from operations	42,145	44,147	(12,743)	29,701
Interest expense, net	30,636	17,267	2,818	2,202
Loss on extinguishment of debt	5,103
Other income, net	(734)	—	—	—
Income (loss) before income taxes	7,140	26,880	(15,561)	27,499
Income tax expense	1,540	—	—	—
Net income (loss)	5,600	26,880	(15,561)	27,499
Less: net income attributable to non-controlling interests	1,875	—	—	—
Net income (loss) attributable to Funko, Inc.	$3,725	$26,880	$(15,561)	$27,499

Earnings per share of Class A common stock (1):
Basic	$0.04
Diluted	$0.04
Weighted average shares of Class A common stock outstanding (1):
Basic	23,338
Diluted	50,635

(1)	Basic and diluted earnings per Class A common stock is applicable only for the period after the Company’s IPO. See Note 18, Earnings Per Share.

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
	(In thousands)
Net income (loss)	$5,600	$26,880	$(15,561)	$27,499
Other comprehensive income:
Foreign currency translation gain	802	—	—	—
Comprehensive income (loss)	6,402	26,880	(15,561)	27,499
Less: Comprehensive income (loss) attributable to non-controlling interests	859	—	—	—
Comprehensive income (loss) attributable to Funko, Inc.	$5,543	$26,880	$(15,561)	$27,499

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,728	$6,161
Accounts receivable, net	115,478	83,607
Inventory	79,082	43,616
Prepaid expenses and other current assets	21,727	19,040
Total current assets	224,015	152,424

Property and equipment, net	40,438	25,473
Goodwill	110,902	97,453
Intangible assets, net	250,649	243,796
Deferred tax asset	51	—
Other assets	4,258	3,091
Total assets	$630,313	$522,237

Liabilities and Stockholders' / Members' Equity
Current liabilities:
Line of credit	$10,801	$6,729
Current portion long-term debt, net of unamortized discount	7,928	7,130
Accounts payable	53,428	23,653
Income taxes payable	2,268	—
Accrued royalties	25,969	21,284
Accrued expenses and other current liabilities	27,032	13,746
Current portion of contingent consideration	2,500	25,000
Total current liabilities	129,926	97,542

Long-term debt, net of unamortized discount	215,170	203,894
Deferred tax liability	588	—
Deferred rent and other long-term liabilities	3,474	3,424

Commitments and contingencies

Stockholders' / Members' equity:
Member's equity	—	219,311
Class A common stock, par value $0.0001 per share, 200,000,000 shares authorized; 23,337,705 shares issued and outstanding as of December 31, 2017	2	—
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 24,975,932 shares issued and outstanding at December 31, 2017	2	—
Additional paid-in-capital	129,320	58,090
Accumulated other comprehensive income	802	—
Retained earnings (deficit)	1,041	(60,024)
Total stockholders' equity attributable to Funko, Inc. / members' equity	131,167	217,377
Non-controlling interests	149,988	—
Total stockholders' equity / members' equity	281,155	217,377
Total liabilities and stockholders' / members' equity	$630,313	$522,237

See accompanying notes to consolidated financial statements.

FUNKO, inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTs OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands)

				Members' Accumulated							Accumulated
	Member Units		Recourse Loans To	Other Comprehensive	Members' Earnings	Class A Common Stock		Class B Common Stock		Additional Paid-In	Other Comprehensive	Retained Earnings	Non- Controlling
	Units	Amounts	Management	Income	(Deficit)	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Interests	Total
Predecessor - January 1, 2015	14,000	$18,257	$—	$—	$18,494	—	$—	—	$—	$—	$—	$—	$—	$36,751
Equity-based compensation		9,925	$-	-	$-	-	-	-	-	-	-	-	$-	9,925
Options exercised, settled in cash	688	3,170	$-	-	$-	-	-	-	-	-	-	-	$-	3,170
Net income	—	—	$-	-	27,499	-	-	-	-	-	-	-	$-	27,499
Distributions to members	-	-	$-	-	(12,171)	-	-	-	-	-	-	-	$-	(12,171)
Predecessor - October 30, 2015	$14,688	$31,352	$—	$—	$33,822	0	$—	0	$—	$—	$—	$—	$—	$65,174
Successor - October 31, 2015
Members' contributions	125	116,120	-	-	9,431	-	-	-	-	-	-	-	-	125,551
Fair Value of carryover equity instruments	78	128,433	-	-	-	-	-	-	-	-	-	-	-	128,433
Equity instruments issued at purchase consideration	12	649	-	-	-	-	-	-	-	-	-	-	-	649
Equity-based compensation	8	4,484	-	-	-	-	-	-	-	-	-	-	-	4,484
Net loss	-	-	-	-	(15,561)	-	-	-	-	-	-	-	-	(15,561)
Recourse loans to management	1	915	(915)	$-	-	-	$-	-	$-	$-	$-	$-	$-	-
Period ended December 31, 2015	224	$250,601	$(915)	$—	$(6,130)	—	$—	—	$—	$—	$—	$—	$—	$243,556
Members' contributions	15	24,431	—	—	(9,431)	—	—	—	—	—	—	-	—	15,000
Equity-based compensation	4	2,369	—	—	—	—	—	—	—	—	—	—	—	2,369
Net income	—	—	—	—	26,880	—	—	—	—	—	—	-	—	26,880
Recourse loans to management	—	—	142	—	—	—	—	—	—	—	—	—	—	142
Distribution to members	—	—	—	—	(70,570)	—	—	—	—	—	—	-	—	(70,570)
Period ended December 31, 2016	243	$277,401	$(773)	$—	$(59,251)	—	$—	—	$—	$—	$—	$—	$—	$217,377

See accompanying notes to consolidated financial statements.

FUNKO, inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTs OF STOCKHOLDERS’ AND MEMBERS’ EQUITY (CONTINUED)

(In thousands)

				Members' Accumulated							Accumulated
	Member Units		Recourse Loans To	Other Comprehensive	Members' Earnings	Class A Common Stock		Class B Common Stock		Additional Paid-In	Other Comprehensive	Retained Earnings	Non- Controlling
	Units	Amounts	Management	Income	(Deficit)	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Interests	Total
Period ended January 1, 2017	243	$277,401	$(773)	$—	$(59,251)	—	$—	—	$—	$—	$—	$—	$—	$217,377
Equity issued in connection with acquisition prior to Transactions	2	5,313	—	—	—	—	—	—	—	—	—	—	—	5,313
Warrants issued in connection with long-term debt prior to Transactions	—	—	—	—	5,726	—	—	—	—	—	—	—	—	5,726
Equity-based compensation prior to Transactions	—	4,571	159	—	—	—	—	—	—	—	—	—	—	4,730
Net income prior to Transactions	—	—	—	—	2,684	—	—	—	—	—	—	—	—	2,684
Cumulative translation adjustment prior to Transactions	—	—	—	1,184	—	—	—	—	—	—	—	—	—	1,184
Distribution to members prior to Transactions	—	—	—	—	(72,965)	—	—	—	—	—	—	—	—	(72,965)
Contributions from members prior to Transactions	5	5,000	—	—	—	—	—	—	—	—	—	—	—	5,000
Recourse loans to management prior to Transactions	—	—	188	—	—	—	—	—	—	—	—	—	—	188
Effect of Transactions	(250)	(292,285)	426	(1,184)	123,806	12,921	1			168,052	572		612	-
Sale of Class A common stock in initial public offering, net	—	—	—	—	—	10,417	1	—	—	108,919	—	—	—	108,920
Issuance of Class B common stock	—	—	—	—	—	—	—	24,976	2	—	—	—	—	2
Net deferred tax adjustments resulting from the Transactions	—	—	—	—	—	—	—	—	—	(1,241)	—	—	—	(1,241)
Non-controlling interests related to purchase of common units from FAH, LLC	—	—	—	—	—	—	—	—	—	(147,254)	—	—	147,254	-
Equity-based compensation subsequent to Transactions	—	—	—	—	—	—	—	—	—	844	—	—	—	844
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	230	—	247	477
Net income subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	1,041	1,875	2,916
Period ended December 31, 2017	—	$—	$—	$—	$—	23,338	$2	24,976	$2	$129,320	$802	$1,041	$149,988	$281,155

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
	(In thousands)
Operating Activities
Net income (loss)	$5,600	$26,880	$(15,561)	$27,499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,975	23,509	3,370	5,723
Equity-based compensation	5,574	2,369	4,484	9,925
Contingent consideration	30	5,503	1,540	—
Accretion of discount on long-term debt	3,887	1,150	164	—
Amortization of debt issuance costs	534	248	253	732
Loss on debt extinguishment	5,103	—	—	—
Deferred tax benefit	(718)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(28,473)	(33,624)	6,111	(36,133)
Inventory	(16,703)	6,013	10,239	(17,980)
Prepaid expenses and other assets	(9,737)	(8,549)	52	(6,000)
Accounts payable	18,998	14,652	(1,858)	16,692
Income taxes payable	2,268	—	—	—
Accrued royalties	3,073	7,720	7,956	(54)
Accrued expenses and other liabilities	2,426	3,597	(2,640)	8,134
Net cash provided by operating activities	23,837	49,468	14,110	8,538

Investing Activities
Purchase of property and equipment	(33,562)	(21,202)	(2,942)	(8,953)
Acquisitions, net of cash	(31,653)	(903)	(241,479)	(1,090)
Net cash used in investing activities	(65,215)	(22,105)	(244,421)	(10,043)

Financing Activities
Borrowings on line of credit	153,383	57,741	11,513	198,607
Payments on line of credit	(149,311)	(51,012)	(38,270)	(177,741)
Proceeds from long-term debt, net	66,336	47,628	169,682	—
Payment of long-term debt	(59,000)	(7,600)	(20,000)	(475)
Payment of subordinated debt, net	(20,000)	—	—	—
Proceeds from subordinated debt, net	20,000	—	—	—
Repayment of related-party note	—	—	(2,500)	—
Debt issuance costs	—	—	(1,520)	—
Contingent consideration	(17,958)	(36,942)	—	—
Contributions from members	5,000	15,000	125,551	—
Proceeds from initial public offering, net of underwriters discount and commissions	117,337	—	—	—
Proceeds from issuance of Class B common stock	2	—	—	—
Distribution to members	(72,777)	(70,428)	—	(12,171)
Proceeds from exercise of equity-based options	—	—	—	3,170
Net cash provided by (used in) financing activities	43,012	(45,613)	244,456	11,390

Effect of exchange rates on cash and cash equivalents	(67)	—	—	—

Net increase (decrease) in cash and cash equivalents	1,567	(18,250)	14,145	9,885
Cash and cash equivalents at beginning of period	6,161	24,411	10,266	381
Cash and cash equivalents at end of period	$7,728	$6,161	$24,411	$10,266

Supplemental Cash Flow Information
Cash paid for interest	$25,360	$12,455	$1,496	$1,756
Accrual for purchases of property and equipment	$1,607	$(489)	$1,377	$512
Issuance of Class A units for acquisitions	$5,313	$—	$—	$—
Issuance of warrants for Class A units in connection with long-term debt	$5,061	$—	$—	$—
Issuance of warrants for common units in connection with long-term debt	$665	$—	$—	$—
Reimbursement (issuance) of management recourse loans	$773	$142	$(915)	$—
Tenant allowance	$—	$2,041	$—	$—
Issuance of common units for acquisitions	$—	$—	$129,997	$—

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

1. Basis of Presentation and Description of Business

The consolidated financial statements include Funko, Inc. and its subsidiaries (together with its subsidiaries, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

The Company was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries. FAH, LLC, a holding company with no operating assets or operations, was formed on September 24, 2015. On October 30, 2015, ACON Funko Investors, L.L.C., through FAH, LLC and an acquisition referred to as the “ACON Acquisition”, acquired a controlling interest in Funko Holdings LLC (“FHL”), a Delaware limited liability company formed on May 28, 2013, which is also a holding company with no operating assets or operations. FAH, LLC owns 100% of FHL and FHL owns 100% of Funko, LLC, a limited liability company formed in the state of Washington, which is its operating entity. Funko, LLC is headquartered in Everett, Washington and is a leading pop culture consumer products company. Funko, LLC designs, sources, and distributes licensed pop culture products.

In these consolidated financial statements, the financial information for the period after October 30, 2015 represents the consolidated financial information of the “Successor” company. Prior to and including October 30, 2015, the consolidated financial statements include the accounts of the “Predecessor” company. Financial information in the Predecessor period principally relates to FHL and its subsidiary Funko, LLC. References to the “Successor 2015 Period” refer to the period from October 31, 2015 through December 31, 2015. References to the “Predecessor 2015 Period” refer to the period from January 1, 2015 through October 30, 2015, prior to the ACON Acquisition. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

On November 6, 2017, the Company completed an IPO of 10,416,666 shares of its Class A common stock at a public offering price of $12.00 per share (the “IPO”), receiving approximately $117.3 million in net proceeds, after deducting underwriting discounts and commissions, which were used to purchase 10,416,666 of FAH, LLC’s newly-issued common units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The IPO and related reorganization transactions (the “Transactions”) resulted in the Company being the sole managing member of FAH, LLC. The Company has a minority economic interest in FAH, LLC. As of December 31, 2017, Funko, Inc. owned 48.3% of FAH, LLC. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its consolidated financial statements representing the FAH, LLC interests held by ACON Funko Investors, L.L.C., a Delaware limited liability company (“ACON Funko Investors”) and certain of its affiliates, Fundamental (as defined herein), and certain current and former executive officers, employees and directors, in each case, who held profits interests in FAH, LLC and who received common units of FAH, LLC in exchange for their profits interests in connection with the Transactions (as defined herein) (collectively, the “Original Equity Owners”), the former holders of warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the Transactions, and, in each case, each of their permitted transferees that own common units in FAH, LLC and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at the Company’s election, cash or newly-issued shares of the Company’s Class A common stock (collectively, the “Continuing Equity Owners”).

As the Transactions, discussed further in Note 16, Stockholders’ Equity are considered transactions between entities under common control, the financial statements reflect the combined entities for all periods presented.

2. Significant Accounting Policies

Certain of the significant accounting policies are discussed within the note to which they specifically relate.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Cash Equivalents

Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $0.1 million for both December 31, 2017 and 2016.

Concentrations of Business and Credit Risk

The Company grants credit to its customers on an unsecured basis. As of December 31, 2017 and 2016, the balance of accounts receivable consisted of 9% and 17%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.

For the year ended December 31, 2017, there was no individual customer that generated net sales over 10%. For the year ended December 31, 2016, approximately 12% of sales was generated from one customer. For the Successor 2015 Period, approximately 24%, 20%, and 13% of sales were generated from three customers. For the Predecessor 2015 Period, there was no individual customer that generated net sales over 10%.

For the year ended December 31, 2017, there were no license agreements that account for more than 10% of sales. For the year ended December 31, 2016, 15% of sales was related to one license agreement. For the Successor 2015 Period, we had two license agreements that accounted for 23% and 12% of sales. For the Predecessor 2015 Period, there were no license agreements that accounted for more than 10% of sales. There are no significant license agreements that expired during 2017.

The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.

Inventory

Inventory consists primarily of figures, plush, accessories and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. The Company maintains reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. The Company estimates obsolescence based on assumptions regarding future demand. Inventory costs include direct product costs and freight costs.

Property and Equipment

Property and equipment is stated at historical cost, net of accumulated depreciation, and, if applicable, impairment charges. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Asset	Lives (in years)
Tooling and molds	2
Furniture, fixtures, and warehouse equipment	5 to 7
Computer equipment, software and other	3 to 5
Leasehold improvements	Lesser of useful life or term of lease

Revenue Recognition and Sales Allowance

Revenue from the sale of Company products is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) there are no uncertainties regarding customer acceptance; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The majority of revenue is recognized upon shipment of products.

The Company routinely enters into arrangements with its customers to provide sales incentives, and provides allowances for returns and defective merchandise. Such programs are based primarily on customer purchases and specified factors relating to sales to consumers. While the majority of sales adjustments are readily determinable at period end and do not require estimates, certain sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends and information from customers. Sales incentives and allowances for returns and defective merchandise are recorded as sales adjustments and reduce revenue in the period the related revenue is recognized.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheets. Deferred revenue is classified as a current liability based on the expectation of recognition within 12 months following the date of each balance sheet. Sales terms do not allow for a right of return except in relation to a manufacturing defect.

Sales taxes collected on behalf of governmental authorities are recorded on a net basis and excluded from revenue.

Shipping Revenue and Costs

Shipping and handling costs include inbound freight costs and the cost to ship product to the customer and are included in cost of sales. Shipping costs billed to customers are included in net sales.

Advertising and Marketing Costs

Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2017 and 2016, the Successor 2015 Period and the Predecessor 2015 Period were $9.1 million, $6.8 million, $0.5 million and $3.3 million, respectively.

The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of operations because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.

Product Design and Development Costs

Product design and development costs are recognized in selling, general and administrative expenses in the statements of operations as incurred. Product design and development costs for the years ended December 31,

2017 and 2016, the Successor 2015 Period and the Predecessor 2015 Period were $4.7 million, $2.3 million, $0.3 million and $0.8 million, respectively.

Recently Adopted Accounting Standards

Equity-based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance also allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted the new standard effective January 1, 2017 and has elected to account for forfeitures as they occur. The amendment related to accounting for excess tax benefits and deficiencies was adopted prospectively and did not have an impact on the Company’s financial statements, as the Company had a limited liability company flow through structure prior to the IPO. Based upon the Company's history of forfeitures, the election to account for forfeitures as they occur did not have a material impact on its consolidated financial statements, however, going forward, the actual impact could differ from the Company’s expectation, as any impact will be based on future forfeitures. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Acquisition Accounting. In September 2015, the FASB issued an ASU to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The guidance eliminates the requirement to retrospectively account for those adjustments and requires companies to recognize the adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The Company adopted the new standard in the first quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Inventory. In July 2015, the FASB issued guidance simplifying the measurement of inventory. This standard requires entities that use inventory methods other than the last-in, first-out (“LIFO”) or retail inventory method to measure inventory at the lower of cost or net realizable value. The Company adopted the new standard effective January 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Goodwill Impairment. In January 2017, the FASB issued an ASU to simplify the test for goodwill impairment and removes step 2 from the goodwill impairment test. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted this standard on October 1, 2017 for the year beginning January 1, 2017, in connection with its annual impairment testing. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition. In May 2014, the FASB issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. This guidance is effective for the Company beginning January 1, 2018. The Company adopted the new standard on January 1, 2018 using the modified retrospective basis. Revenue recognition from the sale of finished product to our customers, which is the majority of our revenues, is not expected to change under the new standard in the periods following adoption.

Statement of Cash Flows. In August 2016, the FASB issued a standard which clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for the

Company beginning January 1, 2018, and it is currently evaluating the effect the standard will have on its consolidated statement of cash flows.

Definition of a Business. In January 2017, the FASB issued a standard which provides a new framework for determining whether transactions should be accounted for as acquisitions (or dispositions) of assets or a business. The standard is effective for the Company beginning January 1, 2018, and it is currently evaluating the effect the standard will have on its consolidated financial statements.

Stock Compensation Modifications. In May 2017, the FASB issued a standard which clarifies the accounting for a stock-based compensation award that has been modified. The standard is effective for awards modified by the Company on or after January 1, 2018. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

3. Acquisitions

During 2017, the Company completed three acquisitions, and it applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

A Large Evil Corporation Limited. On November 28, 2017, the Company acquired all of the outstanding equity of A Large Evil Corporation Limited (“A Large Evil Corporation Acquisition”), an animation studio based in the United Kingdom. The preliminary purchase consideration included $3.9 million paid in cash and additional $1.0 million due to the sellers based on certain working capital adjustments and other conditions as per the agreement. As of December 31, 2017, the Company has recorded a preliminary purchase price allocation based on information received to date. The Company is still in the process of completing its analysis of the opening balance sheet balances and finalizing its analysis and assumption over the fair value of assets and liabilities acquired, the difference between the estimated and final values could be material. Costs, such as advisory, legal and accounting fees the Company incurred related to A Large Evil Corporation Acquisition were $0.1 million for the year ended December 31, 2017 and are recorded within acquisition transaction costs in the consolidated statements of operations.

The activity of A Large Evil Corporation included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2017 was not material.

Loungefly. On June 28, 2017, the Company acquired all of the outstanding equity interests of Loungefly, LLC (“Loungefly”), a designer of licensed pop culture fashion handbags, small leather goods and accessories (the “Loungefly Acquisition”). The preliminary purchase consideration included $17.9 million paid in cash, which included $1.8 million in transaction fees paid on behalf of the seller, and the issuance of $2.1 million of FAH, LLC’s Class A units. As of December 31, 2017, the Company has recorded certain adjustments to the purchase price allocation, including a $1.4 million increase to inventory. The purchase price allocation is not yet final as the Company is completing its analysis of the opening working capital balances and finalizing the valuation and related assumptions over the intangible assets acquired. The estimated fair value of the assets acquired and liabilities assumed is preliminary and differences between the preliminary and final estimated fair value could be material. Costs, such as advisory, legal, accounting fees and change of control fees, the Company incurred related to the Loungefly Acquisition were $1.1 million for the year ended December 31, 2017, and are recorded within acquisition transaction costs in the consolidated statements of operations.

The activity of Loungefly included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2017 was net sales of $17.0 million and net income of $2.2 million.

Underground Toys Limited. On January 27, 2017, the Company acquired certain assets of Underground Toys Limited, a manufacturer and distributor of licensed products based in the United Kingdom (the “Underground Toys Acquisition”). The acquired assets primarily consisted of inventory and identifiable intangible assets, which are now used by the Company’s newly formed subsidiary Funko UK, Ltd. The purchase consideration included $12.6 million in cash, the issuance of $3.2 million of FAH, LLC’s Class A units, an additional payment in cash of up to $2.5 million contingent upon the assignment of certain license agreements and certain working capital adjustments estimated to be $1.8 million. As of December 31, 2017, the Company has recorded certain adjustments to the working capital assumed, including a $1.3 million decrease to inventory. The purchase price allocation has been finalized. Costs, such as advisory, legal, accounting fees and change of control fees, the Company incurred related to the acquisition of certain assets of Underground Toys Limited were $1.8 million for the year ended December 31, 2017, and are recorded within acquisition transaction costs in the consolidated statements of operations.

Foreign currency transaction gains and losses are included in other income, net on the consolidated statements of operations. Foreign currency transaction gain, net for the year ended December 31, 2017 was $0.7 million.

Prior to the Underground Toys Acquisition, the Company recognized net sales to Underground Toys Limited of $35.0 million for the year ended December 31, 2016. The Company had $14.7 million of accounts receivable attributable to Underground Toys Limited as of December 31, 2016. The activity of Funko UK, Ltd. included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2017 was net sales of $93.4 million and a net income of $1.8 million for the year ended December 31, 2017. The Company’s U.K. operations are subject to U.K. income taxes, which were $0.9 million for the period from the acquisition date to December 31, 2017 and are included within income tax expense on the consolidated statements of operations.

For the acquisitions described above, the Company recorded goodwill amounting to $13.7 million in the aggregate, which relates to a number of factors, including the future earnings and cash flow potential of the businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance its existing offerings to key target markets and develop new and profitable businesses, and the complimentary strategic fit and resulting expected synergies to be achieved. Goodwill is not deductible for tax purposes.

The purchase consideration for the acquisitions was as follows:

	Purchase Consideration
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash paid	$16,113	$12,554	$3,862
Transaction fees paid (incurred) on behalf of seller	1,777	—	—
Working capital adjustment to be paid in cash	—	1,784	1,003
Fair value of Class A Units issued	2,131	3,182	—
Fair value of contingent consideration	—	2,470	—
Estimated purchase consideration	$20,021	$19,990	$4,865

The purchase price allocations for the acquisitions were as follows:

	Assets (Liabilities) Acquired (Assumed) at Fair Value
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash	$1,501	$—	$645
Accounts receivable	3,315	—	30
Inventory	1,799	15,263	—
Other current assets	205	1,122	321
Property and equipment	214	289	76
Intangible assets	14,295	6,500	—
Goodwill	6,655	2,999	4,000
Current liabilities	(7,963)	(6,183)	(207)
Estimated consideration transferred	$20,021	$19,990	$4,865

The following table summarizes the estimated identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives:

	Estimated Fair Value of Assets Acquired
	Loungefly	Underground Toys Limited	Estimated Useful Life
	(in thousands)		(Years)
Intangible asset type:
Customer relationships	$960	$3,700	10
Licensor relationships	11,225	2,500	10
Trade name	2,110	—	10
Supplier relationships	—	300	2
Intangible assets	$14,295	$6,500

4. Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually on October 1 of each year and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets is below their carrying amounts.

No impairment charges relating to goodwill were recorded in the years ended December 31, 2017 and 2016 and for the Successor and Predecessor 2015 Periods.

The following table presents the balances of goodwill as of December 31, 2017 and 2016 (in thousands).

Goodwill
Balance as of January 1, 2016	$97,453
Acquisitions	—
Balance as of December 31, 2016	$97,453
Acquisitions	13,654
Foreign currency remeasurement	(205)
Balance as of December 31, 2017	$110,902

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment charges relating to intangible assets were recorded in the years ended December 31, 2017 and 2016 and for the Successor and Predecessor 2015 Periods.

The following table provides the details of identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2017			December 31, 2016
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	20	$114,411	$(12,395)	$102,016	$114,411	$(6,674)	$107,737
Trade names	10 - 20	83,468	(9,375)	74,093	81,358	(4,746)	76,612
Customer relationships	10 - 20	68,060	(7,268)	60,792	63,129	(3,682)	59,447
Licensor relationships	10 - 20	13,908	(341)	13,567	—	—	—
Supplier relationships	2	322	(141)	181	—	—	—
Balance at December 31, 2017		$280,169	$(29,520)	$250,649	$258,898	$(15,102)	$243,796

Amortization expense for the years ended December 31, 2017 and 2016, the Successor 2015 Period and the Predecessor 2015 Period was $14.4 million, $12.9 million, $2.2 million and $1.4 million respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2017 was as follows (in thousands):

Amortization
2018	$15,200
2019	15,052
2020	15,039
2021	15,039
2022	15,039
Thereafter	175,280
Total	$250,649

5. Accounts Receivable, Net

Accounts receivable, net, primarily represent customer receivables, recorded at invoiced amount, net of a sales allowance and an allowance for doubtful accounts. An allowance for doubtful accounts is determined based on various factors, including specific identification of balances at risk for not being collected, historical experience and existing economic conditions. Receivables are written-off when all reasonable collection efforts have been exhausted and it is probable the balance will not be collected.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$119,333	$86,342
Less: Allowance for doubtful accounts	(3,855)	(2,735)
Accounts receivable, net	$115,478	$83,607

Accounts receivable includes a $2.0 million tenant improvement receivable from a lessor. The remaining balance is customer receivables. Bad debt expense was $5.5 million and $2.7 million for the years ended December 31, 2017 and 2016, and de minimis and $0.2 million for the Successor 2015 Period and the Predecessor 2015 Period, respectively.

Activity in our allowance for doubtful accounts was as follows:

	December 31,
	2017	2016
Allowance for doubtful accounts - beginning	$2,735	$205
Charged to costs and other	5,457	2,702
Write offs	(4,337)	(172)
Allowance for doubtful accounts - ending	$3,855	$2,735

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid deposits for inventory and molds	$10,916	$10,473
Prepaid royalties, net	6,391	6,903
Other prepaid expenses and current assets	4,420	1,664
Prepaid expenses and other current assets	$21,727	$19,040

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Tooling and molds	$50,125	$28,942
Leasehold improvements	14,894	4,970
Computer equipment, software and other	5,628	2,346
Furniture, fixtures and warehouse equipment	7,282	4,220
Construction in progress	363	5,452
	$78,292	$45,930
Less: Accumulated depreciation	(37,854)	(20,457)
Property and equipment, net	$40,438	$25,473

Depreciation expense for the years ended December 31, 2017 and 2016 and the Successor 2015 Period and Predecessor 2015 Period was $17.6 million, $10.6 million, $1.2 million and $4.3 million respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and compensation	$8,209	$4,768
Deferred revenue	3,283	3,754
Accrued shipping & freight costs	3,235	2,811
Acquisition related current liabilities	3,685	-
Other current liabilities	8,620	2,413
Accrued liabilities and other current liabilities	$27,032	$13,746

9. Fair Value Measurements

The Company’s financial instruments, other than those discussed below, include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value as of December 31, 2017 and 2016 included probabilities of successful achievement of the EBITDA threshold that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.

The Company recorded $54.9 million in contingent consideration which represented the fair value at the time of the ACON Acquisition, $40.0 million of which was paid out during the year ended December 31, 2016, and the remaining $25.0 million of which was paid out during the year ended December 31, 2017. The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited. The fair value of contingent consideration related to the acquisition of Underground Toys Limited was $2.5 million at December 31, 2017.

The following table sets forth the fair value and a summary of changes to the fair value of these Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2016	$25,000
Additions	2,470
Payments	(25,000)
Changes in fair value	30
Balance at December 31, 2017	$2,500

Changes in fair value reflect changes to the Company’s assumptions regarding probabilities of successful achievement of the earnings-based metrics, the timing of when the payment will be made, and the discount rate used to estimate the fair value of the obligation, and are recorded within selling, general and administrative expense in the consolidated statements of operations.

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2017 and 2016, was approximately $196.4 million and $196.3 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2017 and 2016, was $228.4 million and $217.4 million, respectively. Management’s estimate of the discount rate, using inputs observable in the market, as of December 31, 2017 and 2016 was 13.5% and 11.0%, respectively.

10. Debt

Debt consists of the following (in thousands):

	December 31,
	2017	2016
Line of credit	$10,801	$6,729

Term Loan A Facility	228,400	$217,400
Debt issuance costs	(5,302)	(6,376)
Total term debt	223,098	211,024
Less: current portion	7,928	7,130
Long-term debt, net	$215,170	$203,894

Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Term Loan A Facility
2018	$9,400
2019	9,400
2020	9,400
2021	200,200
2022	—
Thereafter	—
Total	$228,400

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

The debt and warrants were measured at their relative fair value at the date of issuance and, as the warrants were determined to be an equity instrument, the relative fair value of the warrants, net of the allocated portion of issuance costs was recorded as additional paid-in capital. The relative fair value assigned to the warrants to purchase FAH, LLC’s Class A units was $5.0 million, and $0.7 million for the warrants to purchase common units. The total amount assigned to warrants was recorded as a debt discount and is accreted to interest expense using the effective interest rate method over the life of the debt.

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

Borrowings under the Revolving Credit Facility accrue interest at a rate equal to the one-month LIBOR published in The Wall Street Journal plus a margin of 2.50% per year. The Company is required to pay an unused line fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.375% per year.

The Senior Secured Credit Facilities also provide for an excess cash flow payment following the end of each fiscal year that requires the Company to prepay the outstanding principal amount of all loans under the Senior Secured Credit Facilities in an aggregate amount equal to 60% of excess cash flow for such fiscal year, subject to certain step-downs and other reductions based on the Company’s senior leverage ratio and the amount of certain voluntary prepayments. The Company did not make any excess cash flow prepayments for the year ended December 31, 2017 or 2016.

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

The Senior Secured Credit Facilities are collateralized by substantially all of the assets of, and the equity interests held by, the borrowers and any subsidiary guarantor that may become party to the credit agreement in the future, subject to certain exceptions. The Senior Secured Credit Facilities also contain certain financial and restrictive covenants. As of December 31, 2017 and 2016, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

The Company had $10.8 million and $6.7 million of borrowings outstanding under the Revolving Credit Facility as of December 31, 2017 and 2016, respectively. In November 2017, all of the then outstanding aggregate principal balance and accrued interest of $55.6 million was repaid on the Revolving Credit Facility in connection with the IPO. There were no outstanding letters of credit as of December 31, 2017 and 2016.

See Note 20, Subsequent Events for a description of the March 2018 amendment to the credit agreement.

Subordinated Promissory Notes

On June 26, 2017, FAH, LLC issued promissory notes payable to certain of its members, including several members of management and its majority owner, in the aggregate principal amount of $20.0 million (the “Subordinated Promissory Notes”). Borrowings under the Subordinated Promissory Notes accrued interest at a rate equal to 11.0% per year for the first 90 days after their effective date, increasing to 13.0% per year 91 days after such effective date and 15.0% per year 181 days after such effective date. Proceeds from the Subordinated Promissory Notes were used to finance a portion of the contingent consideration related to the ACON Acquisition that was paid out during the year ended December 31, 2017.

In November 2017, all of the outstanding aggregate principal balance and accrued interest on the Subordinated Promissory Notes of $20.9 million was repaid in connection with Funko, Inc.’s IPO.

11. Income Taxes

Accounting for the Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed. The Tax Act changes existing U.S. tax law, including changes to U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Tax Act also has international tax consequences. Also in December 2017, the SEC Issued Staff Accounting Bulletin No. 118 to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. ASC Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates. The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax assets and liabilities, as well as evaluating whether a valuation allowance is needed for deferred tax assets. This guidance also clarifies that disclosure should be provided when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. This guidance is effective upon publication.

While analysis and interpretation of this legislation is provisional, based on the Company’s current evaluation, the significant impacts from the Tax Act are primarily due to the lower U.S. federal corporate tax rate of 21%. The impact to the consolidated statement of operations was an additional $4.6 million of provisional income tax expense recorded for the year ended December 31, 2017. This expense reflects the revaluation of our net deferred tax assets based on a U.S. federal corporate tax rate of 21%. The Company continues to assess and analyze the potential impacts of the Tax Act which could potentially impact the measurement of our tax balances.

Income (loss) before income taxes consisted of (in thousands):

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
Domestic	$4,471	$26,880	$(15,561)	$27,499
Foreign	2,669	—	—	—
Income (loss) before income taxes	$7,140	$26,880	$(15,561)	$27,499

Income Taxes

The components of the Company’s income tax expense consisted of the following (in thousands):

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
Current income taxes:
Federal	$941	$—	$—	$—
State and local	365	—	—	—
Foreign	952	—	—	—
Current income taxes	$2,258	$—	$—	$—
Deferred income taxes:
Federal	$(651)	—	—	—
State and local	(16)	—	—	—
Foreign	(51)	—	—	—
Deferred income taxes	$(718)	$—	$—	$—
Income tax expense	$1,540	$—	$—	$—

A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

			Successor	Predecessor
			Period from	Period from
			October 31,	January 1,
			2015 through	2015 through
	Year Ended December 31,		December 31,	October 30,
	2017	2016	2015	2015
Expected U.S. federal income taxes at statutory rate	34.0%	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	4.6%	0.0%	0.0%	0.0%
Foreign taxes	12.6%	0.0%	0.0%	0.0%
Non-deductible expenses	1.7%	0.0%	0.0%	0.0%
Enactment of the Tax Cuts and Jobs Act	65.7%	0.0%	0.0%	0.0%
Change in valuation allowance	-70.3%
Non-controlling interest	-9.6%	0.0%	0.0%	0.0%
LLC flow-through structure	-17.1%	-34.0%	-34.0%	-34.0%
Income tax expense	21.6%	0.0%	0.0%	0.0%

Our effective income tax rate for 2017 was 21.6%. The decrease in our effective income tax rate in 2017 compared to the statutory rate was primarily due to the Tax Act, the non-controlling interest, and the LLC flow-through structure. The Tax Act reduces the U.S. federal corporate tax rate to 21%, which negatively impacted our effective tax rate by reducing our deferred tax assets. The non-controlling interest benefited our effective tax rate by reducing our allocable share of taxable income subject to U.S. federal, state and local income taxes. The LLC flow-through structure benefited our effective tax rate as prior to the IPO we were subject to certain LLC entity-level taxes and foreign taxes but generally not subject to entity-level U.S. federal income taxes.

Deferred Income Taxes

The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Investment in partnership	$13,403	$—
Stock-based compensation	85	—
Intangibles	151	—
Gross deferred tax assets	13,639	—
Valuation allowance	(8,862)	—
Deferred tax assets, net of valuation allowance	4,777	—
Deferred tax liabilities:
Investment in partnership	(5,290)	—
Property and equipment	(24)
Gross deferred tax liabilities	(5,314)	—
Net deferred tax liabilities	$(537)	$—

As of December 31, 2017, the Company did not have any federal or state net operating loss carryforwards for income tax purposes.

The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company recognized a deferred tax asset of $13.4 million associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2017, the Company established a valuation allowance in the amount of $8.9 million against the deferred tax asset.

Uncertain Tax Positions

The Company regularly evaluates the likelihood of realizing the benefit from income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If the Company determines it is more likely than not that the position will be sustained, a benefit will be recognized at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets. We had no uncertain tax positions as of December 31, 2017.

Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2013 and subject to examination for all foreign income tax returns for fiscal 2017. There were no open tax examinations at December 31, 2017.

Tax Receivable Agreement

On November 1, 2017, the Company entered into the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. FAH, LLC intends to have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in FAH, LLC. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement are assignable, including to transferees of common units in FAH, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in FAH, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize. At December 31, 2017, the Company did not have any obligations recorded under the Tax Receivable Agreement.

12. Commitments and Contingencies

The following table summarizes the Company’s future minimum commitments as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Long term debt and related interest (1)	$28,983	$28,164	$27,396	$214,516	$—	$—	$299,059
Operating leases	6,691	5,953	5,922	4,999	3,911	14,364	41,840
Minimum royalty obligations (2)	28,587	1,804	358	—	—	—	30,749
Revolving Credit Facility (3)	10,801	—	—	—	—	—	10,801
Total	$75,062	$35,921	$33,676	$219,515	$3,911	$14,364	$382,449

(1)

We estimated interest payments through the maturity of our Senior Secured Credit Facilities by applying the effective interest rate of 9.2% in effect as of December 31, 2017 under our Term Loan A Facility. See Note 10, Debt.

(2)	Represents minimum guaranteed royalty payments under licensing arrangements.
(3)	Represents the amount owed as of December 31, 2017 under our Revolving Credit Facility.

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board, and up to one year’s severance pay beyond termination date.

Debt

The Company has entered into a credit agreement which includes a term loan facility and a revolving credit facility. See Note 10, Debt.

Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2027. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For certain leases we receive tenant improvement allowances and record those as deferred rent on the consolidated balance sheets and amortize the tenant improvement allowances on a straight-line basis over the lease term as a reduction of rent expense. Rent expense, net of sublease income, was $6.1 million, $3.7 million, $0.3 million and $1.2 million for the years ended December 31, 2017 and 2016 and the Successor 2015 Period and Predecessor 2015 Period.

Legal Contingencies

The Company is involved in claims and litigation in the ordinary course of business, some of which seek monetary damages, including claims for punitive damages, which are not covered by insurance. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery, and/or development of important factual information and legal information is insufficient to enable the Company to estimate a range of possible loss, if any. An adverse determination in one or more of these pending matters could have an adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, four additional putative class action lawsuits were filed, three in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018) were filed against us and certain of our officers and directors. The third, The Ronald and Maxine Linde Foundation v. Funko et. al. (filed on January 18, 2018) was filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The fourth, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018) was filed against us, certain of our officers and directors, and ACON. The complaints allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs.

13. Segments

The Company identifies its reportable segments according to how the business activities are managed and evaluated and for which discrete financial information is available and for which is regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, it has one reportable segment. The following table is a summary of product categories as a percent of sales:

			Successor	Predecessor
	Year ended December 31,		Period from October 31, 2015 through December 31,	Period from January 1, 2015 through October 30,
	2017	2016	2015	2015
Figures	81.8%	82.0%	88.6%	91.1%
Other	18.2%	18.0%	11.4%	8.9%

The following tables present summarized geographical information (in thousands):

			Successor	Predecessor
	Year ended December 31,		Period from October 31, 2015 through December 31,	Period from January 1, 2015 through October 30,
	2017	2016	2015	2015
Net sales:
United States	$376,087	$352,436	$40,906	$170,239
Foreign	139,997	74,281	15,659	47,252
Total net sales	$516,084	$426,717	$56,565	$217,491

	December 31,
	2017	2016
Long-lived assets:
United States	$24,637	$14,773
China and Vietnam	18,865	13,791
United Kingdom	1,194	—
Total long-lived assets	$44,696	$28,564

14. Related Party Transactions

Members’ Equity Contribution

On June 26, 2017, the Company issued 5,000 Class A units in exchange for a contribution of $5.0 million from several members of management and ACON. As a result of this issuance, the Company recorded equity-based compensation expense in the consolidated statements of operations of $2.2 million.

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

The Company recognized $1.7 million, $1.5 million and $0.3 million in management fees for the years ended December 31, 2017, 2016 and the Successor 2015, respectively. These fees are recorded within selling, general and administrative expenses. As of December 31, 2017 and 2016, $0.0 million and $0.4 million, respectively, of these fees and other amounts due to ACON Equity Management, were included within accrued expenses and other current liabilities. In addition, the Company recorded an expense for ACON Equity Management’s reimbursable expenses totaling $0.2 million for the year ended December 31, 2016; expense recorded related to the Successor 2015 Period was nominal.

Promissory and Subordinated Promissory Notes

In October 2015, the Company entered into subscription agreements with several members of management (the “Purchasers”) to purchase FAH, LLC Class A units having an aggregate purchase price of $0.9 million. Funko, LLC entered into a secured promissory note with each Purchaser in an amount equal to the purchase price of the Class A units purchased by such individual. Amounts outstanding under the promissory notes were collateralized by all direct or indirect ownership interests of the Purchasers in FAH, LLC. The promissory notes had an 8% interest rate compounded on an annual basis, and were recorded as a non-cash transaction within members’ equity. The Company recognized interest on a cash basis when principal payments were made, and recorded a nominal amount of interest income for the years ended December 31, 2017 and 2016. On October 5, 2017, outstanding aggregate principal and accrued interest of $0.2 million was forgiven for certain of FAH, LLC’s officers and executives. The remaining promissory notes were repaid as part of the reorganization Transactions, as defined below in “Reorganization Transactions.”

See discussion of the Subordinated Promissory Notes in Note 10, Debt. The Subordinated Promissory Notes were repaid in November 2017, with proceeds from the IPO.

Other Agreements

In June 2017, in connection with the Loungefly Acquisition, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain of the Company’s employees, who were the former owners of Loungefly. For the year ended December 31, 2017, the Company recorded $0.2 million in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations. At December 31, 2017, amounts owed to those entities were $5.7 million and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. For the year ended December 31, 2017, the Company recorded approximately $4.2 million in net sales from business with Forbidden Planet. At December 31, 2017, accounts receivable from Forbidden Planet were $0.5 million on the consolidated balance sheet.

15. Employee Benefit Plans

We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

16. Stockholders’ Equity

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

The Transactions were effected on November 1, 2017, prior to the time the Company’s Class A common stock was registered under the Exchange Act, and prior to the completion of the IPO.

FAH, LLC Recapitalization

As noted above, the FAH LLC Agreement, among other things, appointed the Company as FAH, LLC’s sole managing member and reclassified all outstanding membership interests in FAH, LLC as non-voting common units. As the sole managing member of FAH, LLC, the Company controls the management of FAH, LLC. As a result, the Company consolidates FAH, LLC’s financial results and reports a non-controlling interest related to the economic interest of FAH, LLC held by the Continuing Equity Owners.

The Amended and Restated Certificate of Incorporation and the FAH LLC Agreement discussed above requires FAH, LLC and the Company to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of common units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of common units owned by the Continuing Equity Owners (other than common units issuable upon the exercise of options and common units that are subject to time-based vesting requirements (the “Excluded Common Units”)). The Company may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the number of common units of FAH, LLC held by the Continuing Equity Owners (other than the Excluded Common Units) and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of common units of FAH, LLC. Only permitted transferees of common units held by the Continuing Equity Owners will be permitted transferees of Class B common stock.

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

Initial Public Offering

As noted above, on November 6, 2017, the Company completed its IPO of 10,416,666 shares of Class A common stock at a public offering price of $12.00 per share and received approximately $117.3 million in net proceeds, after deducting underwriting discounts and commissions. The Company used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO less underwriting discounts and commissions. Immediately following the completion of the IPO, there were 24,975,932 shares of Class B common stock outstanding and 23,337,705 shares of Class A common stock outstanding, comprised of 10,416,666 shares issued in connection with the IPO and 12,921,039 shares issued in connection with the Transactions described above.

Equity-Based Compensation

Funko, Inc. 2017 Incentive Award Plan. On October 23, 2017, the Company adopted the Funko, Inc. 2017 Incentive Award Plan (the “2017 Plan”), which became effective on November 1, 2017, upon the effectiveness of the registration statement on Form S-1 (File No. 333-220856), as amended, filed with the SEC in connection with the IPO. The Company reserved a total of 5,518,518 shares of Class A common stock for issuance pursuant to the 2017 Plan. In connection with the IPO, the Company granted 1,028,500 options to purchase shares of Class A common stock to certain of its directors, executive officers and employees.

A summary of 2017 Plan stock option activity for the year ended December 31, 2017 is as follows:

		Weighted	Aggregate	Remaining
	Funko, Inc. Stock Options	Average Exercise Price	Intrinsic Value	Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2016	—
Granted	1,029	$12.00
Exercised	—
Forfeited	—
Cancelled	18
Outstanding at December 31, 2017	1,011		$6,720	9.83
Options exercisable at December 31, 2017	51	$12.00	$341	9.83

Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.

A summary of FAH, LLC stock option activity for the year ended December 31, 2017 is as follows:

		Weighted	Aggregate	Remaining
	FAH, LLC Stock Options	Average Exercise Price	Intrinsic Value	Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2016	3,450
Recapitalization in connection with the Transactions	556
Exercised	—
Forfeited	—
Cancelled	—
Outstanding at December 31, 2017	556	$0.41	$3,696	5.92
Options exercisable at December 31, 2017	509	$0.32	$3,384	5.82

Unvested common units in FAH, LLC. In connection with the IPO, unvested common units to purchase profit interests in FAH, LLC were converted into 1,901,327 unvested common units of FAH, LLC.

A summary of unvested common unit activity for the year ended December 31, 2017 is as follows:

		Weighted Average
	Common Units	Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2016	9,651
Recapitalization in connection with the Transactions	1,901	$22,812
Vested	553	6,636
Forfeited	—
Cancelled	—
Unvested at December 31, 2017	1,348	$16,176

Equity-based compensation expense. The Company measures and recognizes expense for its equity-based compensation granted to employees and directors based on the fair value of the awards on the grant date. The fair value of option awards is estimated at the grant date using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•	Volatility—this is estimated based on historical volatilities of a representative group of publicly traded consumer product companies with similar characteristics
•	Risk-free interest rate—this is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the award
•	Expected term—represents the estimated period of time until an award is exercised and was calculated based on the simplified method
•	Dividend yield—the Company does not plan to pay dividends in the foreseeable future

For each of the options granted during 2017, the following were the option pricing model inputs:

2017 Plan
Expected term (years)	6.25
Expected volatility	29.5%
Risk-free interest rate	2.1%
Dividend yield	0%

Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statement of operations. Equity-based compensation for the years ended December 31, 2017, 2016, the Successor 2015 Period and the 2015 Predecessor Period were $5.4 million, $2.4 million, $4.5 million and $9.9 million.

As of December 31, 2017, there was $9.3 million of total unrecognized equity-based compensation expense. Of this, $0.2 million is related to options to purchase common units in FAH, LLC, $3.8 million is related to options to purchase Class A units in Funko, Inc. and $5.3 million is related to unvested common units in FAH, LLC. As of December 31, 2017, the Company expected to recognize these costs over a remaining weighted average period of 1.0 years for options to purchase common units in FAH, LLC, 3.7 years options to purchase Class A units in Funko, Inc and 2.0 years for common units.

17. Non-controlling Interests

In connection with the Transactions described in Note 16, Stockholders’ Equity, the Company became the sole managing member of FAH, LLC and as a result consolidates the financial results of FAH, LLC. The Company reports a non-controlling interest representing the common units of FAH, LLC held by the Continuing Equity Owners. Changes in Funko, Inc.’s ownership interest in FAH, LLC while Funko, Inc. retains its controlling interest in FAH, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of FAH, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when FAH, LLC has positive or negative net assets, respectively.

The Company used the net proceeds from its IPO to purchase 10,416,666 newly-issued common units of FAH, LLC. Additionally, in connection with the Transactions, certain funds affiliated with the Former Equity Owners exchanged their indirect ownership interests in common units of FAH, LLC for 12,921,039 shares of Class A common stock on a one-for-one basis.

As of December 31, 2017, Funko, Inc. owned 23,337,705 of FAH, LLC common units, representing a 48.3% economic ownership interest in FAH, LLC.

18. Earnings per Share

Basic and Diluted Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

As described in Note 16, Stockholders’ Equity, on November 1, 2017, the LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the common units of FAH, LLC, and (ii) exchange all of the then-existing membership interests of the Original Equity Owners for common units of FAH, LLC. This Recapitalization changed the relative membership rights of the Original Equity Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.

Prior to the IPO, the FAH, LLC membership structure included Class A Units, Profits Units and HR Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on November 6, 2017. The basic and diluted earnings per share period for the year ended December 31, 2017 represents only the period of November 6, 2017 to December 31, 2017.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Year Ended
December 31,
2017
Numerator:
Net income attributable to Funko, Inc.	$2,916
Less: net income attributable to non-controlling interests	1,875
Net income attributable to Funko, Inc. — basic	$1,041
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	1,116
Net income attributable to Funko, Inc. — diluted	$2,157
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	23,337,705
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	27,297,348
Weighted-average shares of Class A common stock outstanding — diluted	50,635,053
Earnings per share of Class A common stock — basic	$0.04
Earnings per share of Class A common stock — diluted	$0.04

For the year ended December 31, 2017, 1.0 million stock options and 0.8 million unvested common units were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

19. Quarterly Financial Information (Unaudited)

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(In thousands)
Net sales	$169,474	$142,812	$104,746	$99,052	$132,412	$118,044	$101,287	$74,974
Cost of sales (exclusive of depreciation and amortization)	102,926	84,387	66,005	64,061	82,813	71,784	70,310	55,489
Selling, general and administrative expenses	37,532	32,511	25,809	25,092	21,744	18,694	20,034	17,053
Net income (loss)	7,501	8,264	(4,538)	(5,627)	15,754	17,153	1,009	(7,036)
Net income attributable to non-controlling interests	1,875	-	-	-	-	-	-	-
Basic earnings per share	$0.04	—	-	-	-	-	-	-
Dilutive earnings per share	$0.04	—	-	-	-	-	-	-

20.  Subsequent Events

On March 7, 2018, the Company entered into an amendment to its credit agreement which provides for, among other things, (i) a $13.0 million prepayment of the amounts owing under the Term Loan A Facility on the effective date of the amendment, with no changes in the amount of future amortization payments, (ii) a reduction in the interest rate margins (a) for the Term Loan A Facility, from 6.25% to 5.50% for base rate loans and 7.25% to 6.50% for LIBOR rate loans and (b) for the Revolving Credit Facility, from 2.50% to 1.75% for LIBOR rate loans, (iii) a 1% prepayment premium on prepayments under both the Term Loan A Facility and the Revolving Credit Facility for 180 days after the effective date of the amendment, and (iv) a $20.0 million increase to the borrowing base under the Revolving Credit Facility, so long as no loan party formed under the laws of England and Wales or Funko UK, Ltd. incurs secured indebtedness for borrowed money.

On March 15, 2018, Toys “R” Us, Inc. announced the wind down of its US operations and the potential insolvency proceedings of certain of its subsidiaries. Based on the information available to management, the Company determined that it was appropriate as of December 31, 2017 to increase the allowance for doubtful accounts in Accounts Receivable, net by $2.0 million which represents the unpaid accounts receivable balance related to sales prior to the balance sheet date. The Company also recorded $2.0 million of bad debt expense in selling, general, and administrative expenses for the year ended December 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

 ITEM 9A. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at the reasonable assurance level as of December 31, 2017.

Exemption from Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC for newly public companies.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our definitive proxy statement for our 2018 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2017)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders	1,010,500	$12.00	4,508,018
Equity compensation plans not approved by security holders	—	—	—
Total	1,010,500	$12.00	4,508,018

Other

The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-220856	4.1	10/23/17

10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.					*

10.2 †	Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/17

10.3 †	2017 Incentive Award Plan, dated October 23, 2017.					*

10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/17

10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.					*

10.6 †	Employment Agreement, dated October 30, 2015, by and between Funko, LLC and Brian Mariotti.	S-1	333-220856	10.18	10/6/17

10.7 †	Offer letter, dated September 29, 2013, by and between Funko, LLC and Russell Nickel.	S-1	333-220856	10.19	10/6/17

10.8 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Russell Nickel.					*

10.9 †	Offer letter, dated June 15, 2016, by and between Funko, LLC and Tracy Daw.	S-1	333-220856	10.21	10/6/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.10 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Tracy Daw.					*

10.11 †	Offer letter, dated July 15, 2016, by and between Funko, LLC and Michael McBreen.	S-1	333-220856	10.23	10/6/17

10.12 †	Separation Agreement, dated August 28, 2017, by and between Funko, LLC and Michael McBreen	S-1	333-220856	10.24	10/6/17

10.13 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Andrew Perlmutter.					*

10.14 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/17

10.15	Financing Agreement, dated as of October 30, 2015, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.5	10/6/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.16	Amendment No. 1 to the Financing Agreement, dated as of September 8, 2016, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.6	10/6/17

10.17	Amendment No. 2 to the Financing Agreement, dated as of October 13, 2016, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.7	10/6/17

10.18	Amendment No. 3 to the Financing Agreement, dated as of January 17, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.8	10/6/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.19	Amendment No. 4 to the Financing Agreement, dated as of June 26, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.9	10/6/17

10.20	Amendment No. 5 to the Financing Agreement, dated as of June 28, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.10	10/6/17

10.21	Amendment No. 6 to the Financing Agreement, dated as of October 12, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1/A	333-220856	10.11	10/12/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.22	Amendment No. 7 to the Financing Agreement, dated as of March 7, 2018, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC and Loungefly, LLC, as Borrowers, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	8-K	001-38274	10.1	3/8/18

10.23	Pledge and Security Agreement, dated as of October 30, 2015, by Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Funko, LLC, in favor of Cerberus Business Finance, LLC, as Collateral Agent.	S-1	333-220856	10.11	10/6/17

10.24	Security Agreement Supplement, dated as of June 28, 2017, by Loungefly, LLC, in favor of Cerberus Business Finance, LLC, as Collateral Agent.	S-1	333-220856	10.12	10/6/17

10.25	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative.					*

10.26	Stockholders Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, and Brian Mariotti.					*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.27	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.					*

10.28

Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.

*

21	List of Subsidiaries					*

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
†	Management contract or compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC.(Registrant)

Date: March 16, 2018	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mariotti	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Brian Mariotti

/s/ Russell Nickel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Russell Nickel

/s/ Ken Brotman Ken Brotman	Chairman of the Board and Director	March 16, 2018

/s/ Gino Dellomo Gino Dellomo	Director	March 16, 2018

/s/ Charles Denson Charles Denson	Director	March 16, 2018

/s/ Diane Irvine Diane Irvine	Director	March 16, 2018

/s/ Adam Kriger Adam Kriger	Director	March 16, 2018

/s/ Richard McNally Richard McNally	Director	March 16, 2018