Form 10-Q
period 2018-03-31
Funko, Inc.
filed 2018-05-11
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 9, 2018, the registrant had 23,337,705 shares of Class A common stock, $0.0001 par value per share, and 24,975,932 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net sales	$137,211	$99,052
Cost of sales (exclusive of depreciation and amortization shown separately below)	85,921	64,061
Selling, general, and administrative expenses	34,810	25,092
Acquisition transaction costs	28	1,801
Depreciation and amortization	9,301	6,734
Total operating expenses	130,060	97,688
Income from operations	7,151	1,364
Interest expense, net	5,896	6,985
Other (income) expense, net	(1,442)	6
Income (loss) before income taxes	2,697	(5,627)
Income tax expense	460	-
Net income (loss)	2,237	(5,627)
Less: net income attributable to non-controlling interests	1,338	-
Net income (loss) attributable to Funko, Inc.	$899	$(5,627)

Earnings per share of Class A common stock (1):
Basic	$0.04
Diluted	$0.04
Weighted average shares of Class A common stock outstanding (1):
Basic	23,338
Diluted	50,633

(1)	Basic and diluted earnings per Class A common stock is applicable only for the period after the Company’s initial public offering. See Note 11, Earnings per Share.

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income (loss)	$2,237	$(5,627)
Other comprehensive income:
Foreign currency translation gain (loss)	1,083	(146)
Comprehensive income (loss)	3,320	(5,773)
Less: Comprehensive income attributable to non-controlling interests	1,919	—
Comprehensive income (loss) attributable to Funko, Inc.	$1,401	$(5,773)

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,450	$7,728
Accounts receivable, net	88,616	115,478
Inventory	73,950	79,082
Prepaid expenses and other current assets	24,670	21,727
Total current assets	193,686	224,015
Property and equipment, net	40,910	40,438
Goodwill	113,498	110,902
Intangible assets, net	245,465	250,649
Deferred tax asset	82	51
Other assets	4,160	4,258
Total assets	$597,801	$630,313
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$33,540	$10,801
Current portion long-term debt, net of unamortized discount	8,016	7,928
Accounts payable	23,222	53,428
Income taxes payable	2,634	2,268
Accrued royalties	18,858	25,969
Accrued expenses and other current liabilities	29,726	27,032
Current portion of contingent consideration	2,500	2,500
Total current liabilities	118,496	129,926
Long-term debt, net of unamortized discount	200,097	215,170
Deferred tax liability	689	588
Deferred rent and other long-term liabilities	3,929	3,474
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 23,338 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 24,976 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2	2
Additional paid-in-capital	130,292	129,320
Accumulated other comprehensive income	1,304	802
Retained earnings (deficit)	(8,917)	1,041
Total stockholders' equity attributable to Funko, Inc.	122,683	131,167
Non-controlling interests	151,907	149,988
Total stockholders' equity	274,590	281,155
Total liabilities and stockholders' equity	$597,801	$630,313

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTs OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Other Comprehensive	Retained Earnings	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Interests	Total
Period ended December 31, 2017	23,338	$2	24,976	$2	$129,320	$802	$1,041	$149,988	$281,155
Distribution to continuing equity owners	—	—	—	—	—	—	(10,857)	—	(10,857)
Equity-based compensation	—	—	—	—	972	—	—	—	972
Cumulative translation adjustment	—	—	—	—	—	502	—	581	1,083
Net income	—	—	—	—	—	—	899	1,338	2,237
Period ended March 31, 2018	23,338	$2	24,976	$2	$130,292	$1,304	$(8,917)	$151,907	$274,590

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating Activities
Net income (loss)	$2,237	$(5,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,301	6,734
Equity-based compensation	972	772
Contingent consideration	—	8
Accretion of discount on long-term debt	366	1,057
Amortization of debt issuance costs	150	101
Foreign currency gain	(1,464)	—
Changes in operating assets and liabilities:
Accounts receivable, net	28,245	17,951
Inventory	6,548	6,445
Prepaid expenses and other assets	(2,895)	2,988
Accounts payable	(29,055)	(4,411)
Income taxes payable	423	—
Accrued royalties	(7,147)	(9,015)
Accrued expenses and other liabilities	1,774	10,077
Net cash provided by operating activities	9,455	27,080

Investing Activities
Purchase of property and equipment	(5,866)	(8,767)
Acquisitions, net of cash	(635)	(12,554)
Net cash used in investing activities	(6,501)	(21,321)
Financing Activities
Borrowings on line of credit	94,452	51,987
Payments on line of credit	(71,713)	(30,256)
Proceeds from long-term debt, net	—	47,136
Payment of long-term debt	(15,350)	(4,150)
Distribution to continuing equity owners	(10,857)	(72,777)
Net cash used in financing activities	(3,468)	(8,060)
Effect of exchange rates on cash and cash equivalents	(764)	(8)
Net decrease in cash and cash equivalents	(1,278)	(2,309)
Cash and cash equivalents at beginning of period	7,728	6,161
Cash and cash equivalents at end of period	$6,450	$3,852

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

The unaudited condensed consolidated financial statements include Funko, Inc. and its subsidiaries (together with its subsidiaries, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

The Company was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries. FAH, LLC, a holding company with no operating assets or operations, was formed on September 24, 2015. On October 30, 2015, ACON Funko Investors, L.L.C. (together with related entities, “ACON”), through FAH, LLC, acquired a controlling interest in Funko Holdings LLC (“FHL”) (the “ACON Acquisition”), a Delaware limited liability company formed on May 28, 2013, which is also a holding company with no operating assets or operations. FAH, LLC owns 100% of FHL and FHL owns 100% of Funko, LLC, a limited liability company formed in the state of Washington, which is its operating entity. Funko, LLC is headquartered in Everett, Washington and is a leading pop culture consumer products company. Funko, LLC designs, sources, and distributes licensed pop culture products.

On November 6, 2017, the Company completed an IPO of 10,416,666 shares of its Class A common stock at a public offering price of $12.00 per share, receiving approximately $117.3 million in net proceeds, after deducting underwriting discounts and commissions, which were used to purchase 10,416,666 of FAH, LLC’s newly-issued common units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The IPO and related reorganization transactions (the “Transactions”) resulted in the Company being the sole managing member of FAH, LLC. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business. Funko, Inc. has a minority economic interest in FAH, LLC. As of March 31, 2018 and December 31, 2017, Funko, Inc. owned 48.3% of FAH, LLC. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its unaudited condensed consolidated financial statements representing the FAH, LLC interests held by ACON Funko Investors, L.L.C., a Delaware limited liability company (“ACON Funko Investors”) and certain of its affiliates, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”), certain current and former executive officers, employees and directors, in each case, who held profits interests in FAH, LLC and who received common units of FAH, LLC in exchange for their profits interests in connection with the Transactions (as defined herein) (collectively, the “Original Equity Owners”) and the former holders of warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the Transactions, and, in each case, each of their permitted transferees that own common units in FAH, LLC and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at the Company’s election, cash or newly-issued shares of the Company’s Class A common stock (collectively, the “Continuing Equity Owners”).

Consolidation and Interim Financial Information

In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2018, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2018.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10–K for the year ended December 31, 2017.

Recently Adopted Accounting Standards

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. Effective January 1, 2018, the Company adopted ASU 2014-09 and its related amendments (collectively, the “new revenue standards”) using the modified retrospective transition method, which was applied to all contracts not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standards, while prior periods were not adjusted. There was no impact related to the cumulative effect of the adoption of the new revenue standards on January 1. The adoption of the new revenue standard did not have any impact on the Company’s unaudited condensed consolidated financial statements as of or for the three months ended March 31, 2018. The Company applied the practical expedient prescribed in the new revenue standards and did not evaluate contracts of one year or less for the existence of a significant financing component.

Substantially all of the Company’s revenues continue to be recognized when control of the goods are transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards. Additionally, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. While the majority of sales adjustments are readily determinable at period end and do not require estimates, certain sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. These programs are considered variable consideration and are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstance used in the estimate process may change, historically adjustments to estimated variable consideration have not been material.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the unaudited condensed consolidated balance sheet. Sales terms do not allow for a right of return exception in relation to a manufacturing defect. The Company defers revenue on these advance payments until its performance obligation is satisfied. Deferred revenue is classified as a current liability based on the expectation of recognition within 12 months following the date of each balance sheet. Deferred revenue was not material to the Company’s unaudited condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017, and the changes in deferred revenues were not material to the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

Shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within cost of goods sold.

For a presentation of the Company’s revenues disaggregated by segment and geography, see Note 7, Segments.

Statement of Cash Flows. In August 2016, the FASB issued a standard which clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for the Company beginning January 1, 2018, and did not have an impact on the Company’s unaudited condensed consolidated statement of cash flows.

Definition of a Business. In January 2017, the FASB issued a standard which provides a new framework for determining whether transactions should be accounted for as acquisitions (or dispositions) of assets or a business. The standard is effective for the Company beginning January 1, 2018, and it did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Stock Compensation Modifications. In May 2017, the FASB issued a standard that clarifies the accounting for a stock-based compensation award that has been modified. The standard is effective for awards modified by the Company on or after January 1, 2018 and did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued guidance related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance requires lessees to recognize all leases with a term of more than 12 months as lease assets and lease liabilities. A modified retrospective transition approach is required for leases existing at, or entered into after, the earliest period presented. The new standard is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is continuing to evaluate the impact and expects the adoption of the new standard to have a material impact on its consolidated financial statements, primarily to the consolidated balance sheets and any related disclosures.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in accumulated other comprehensive income to retained earnings to address concerns related to accounting for certain provisions of the Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

3. Acquisitions

In 2017, the Company completed three acquisitions, and it applied the acquisition method of accounting, where the total purchase price was allocated, or preliminarily allocated, to tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

A Large Evil Corporation Limited. On November 28, 2017, the Company acquired all of the outstanding equity of A Large Evil Corporation Limited (“A Large Evil Corporation Acquisition”), an animation studio based in the United Kingdom. The preliminary purchase consideration included $3.9 million paid in cash and additional $1.0 million due to the sellers based on certain working capital adjustments and other conditions as per the agreement. As of March 31, 2018, the Company has recorded a preliminary purchase price allocation based on information received to date. The Company is still in the process of completing its analysis of the opening balance sheet balances and finalizing its analysis and assumptions over the fair value of assets and liabilities acquired, and the difference between the estimated and final values could be material.

Loungefly. On June 28, 2017, the Company acquired all of the outstanding equity interests of Loungefly, LLC (“Loungefly”), a designer of licensed pop culture fashion handbags, small leather goods and accessories (the “Loungefly Acquisition”). The purchase consideration included $17.9 million paid in cash, which included $1.8 million in transaction fees paid on behalf of the seller, and the issuance of $2.1 million of FAH, LLC’s Class A units. As of March 31, 2018, the Company has recorded certain adjustments to the purchase price allocation, including a $0.6 million increase to the purchase price related to certain working capital adjustments. The purchase price allocation was finalized during the first quarter of 2018 and the estimated fair value of the assets acquired and liabilities assumed has been finalized. The finalization of purchase price allocation resulted primarily in a reduction of $1.7 million to intangible assets and increase in goodwill of $1.8 million.

Underground Toys Limited. On January 27, 2017, the Company acquired certain assets of Underground Toys Limited, a manufacturer and distributor of licensed products based in the United Kingdom (the “Underground Toys Acquisition”). The acquired assets primarily consisted of inventory and identifiable intangible assets, which are now used by the Company’s newly formed subsidiary Funko UK, Ltd. The purchase consideration included $12.6 million in cash, the issuance of $3.2 million of FAH, LLC’s Class A units, an additional payment in cash of up to $2.5 million contingent upon the assignment of certain license agreements and certain working capital adjustments of $1.8 million.

A summary of the purchase price allocations for the acquisitions consist of the following:

	Assets (Liabilities) Acquired (Assumed) at Fair Value
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash	$1,501	$—	$645
Accounts receivable	3,315	—	30
Inventory	2,351	15,263	—
Other current assets	132	1,122	321
Property and equipment	214	289	76
Intangible assets	12,605	6,500	—
Goodwill	8,428	2,999	4,000
Current liabilities	(7,890)	(6,183)	(207)
Consideration transferred	$20,656	$19,990	$4,865

The following table summarizes the identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives:

	Estimated Fair Value of Assets Acquired
	Loungefly	Underground Toys Limited	Estimated Useful Life
	(in thousands)		(Years)
Intangible asset type:
Customer relationships	$2,015	$3,700	10
Licensor relationships	8,590	2,500	10
Trade name	2,000	—	10
Supplier relationships	—	300	2
Intangible assets	$12,605	$6,500

4. Fair Value Measurements

The Company’s financial instruments, other than those discussed below, include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2017.

Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its unaudited condensed consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value as of March 31, 2018 and December 31, 2017 included probabilities of the likelihood of assignment of license agreements that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.

The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited. The fair value of contingent consideration related to the acquisition of Underground Toys Limited was $2.5 million at March 31, 2018 and December 31, 2017.

Changes in fair value reflect changes to the Company’s assumptions regarding probabilities of the likelihood of assignment of license agreements, the timing of when the payment will be made, and the discount rate used to estimate the fair value of the obligation, and are recorded within selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at March 31, 2018 and December 31, 2017, were approximately $190.3 million and $196.4 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2018 and December 31, 2017, were $213.1 million and $228.4 million, respectively. Management’s estimate of the discount rate, using inputs observable in the market, was 13.5% as of March 31, 2018 and December 31, 2017.

5. Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Line of credit	$33,540	$10,801
Term Loan A Facility	213,050	228,400
Debt issuance costs	(4,937)	(5,302)
Total term debt	208,113	223,098
Less: current portion	8,016	7,928
Long-term debt, net	$200,097	$215,170

Subordinated Promissory Notes

On June 26, 2017, FAH, LLC issued promissory notes payable to certain of its members, including several members of management and its majority owner, in the aggregate principal amount of $20.0 million (the “Subordinated Promissory Notes”). Borrowings under the Subordinated Promissory Notes accrued interest at a rate equal to 11.0% per year for the first 90 days after their effective date, increasing to 13.0% per year 91 days after such effective date and 15.0% per year 181 days after such effective date. Proceeds from the Subordinated Promissory Notes were used to finance a portion of the contingent consideration related to the ACON Acquisition that was paid out during 2017. The Subordinated Promissory Notes matured on the earlier of (i) 180 days after payment of all obligations under the Senior Secured Credit Facilities (discussed further below) or (ii) the consummation of a qualified initial public offering. In November 2017, all of the outstanding aggregate principal balance and accrued interest on the Subordinated Promissory Notes of $20.9 million was repaid in connection with the Company’s IPO.

Senior Secured Credit Facilities

In October 2015, the Company entered into a credit agreement which provided for a $175.0 million term loan facility (the “Term Loan A Facility”) and revolving credit facility, including a $3.0 million subfacility for the issuance of letters of credit (the “Revolving Credit Facility”). On September 8, 2016, the Company entered into an amendment to the credit agreement which, among other things, increased borrowings under the Term Loan A Facility by $50.0 million and changed the interest rate applicable to the Revolving Credit Facility. On January 17, 2017, the Company entered into an amendment to its credit agreement which provided for, among other things, an additional $50.0 million term loan facility (the “Term Loan B Facility” and, together with the Term Loan A Facility and Revolving Credit Facility, the “Senior Secured Credit Facilities”), providing for interest rate options that can be chosen by the Company and an increase in commitments under the Revolving Credit Facility to $80.0 million.

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

The Senior Secured Credit Facilities also provide for an excess cash flow payment following the end of each fiscal year that requires the Company to prepay the outstanding principal amount of all loans under the Senior Secured Credit Facilities in an aggregate amount equal to 60% of excess cash flow for such fiscal year, subject to certain step-downs and other reductions based on the Company’s senior leverage ratio and the amount of certain voluntary prepayments. The Company did not make any excess cash flow prepayments for the three months ended March 31, 2018 or 2017.

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

The Senior Secured Credit Facilities are collateralized by substantially all of the assets of, and the equity interests held by, the borrowers and any subsidiary guarantor that may become party to the credit agreement in the future, subject to certain exceptions. The Senior Secured Credit Facilities also contain certain financial and restrictive covenants. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

The Company had $33.5 million and $10.8 million of borrowings outstanding under the Revolving Credit Facility as of March 31, 2018 and December 31, 2017, respectively. There were no outstanding letters of credit as of March 31, 2018 and December 31, 2017.

6. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2027. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For certain leases we receive tenant improvement allowances and record those as deferred rent on the consolidated balance sheets and amortize the tenant improvement allowances on a straight-line basis over the lease term as a reduction of rent expense. Rent expense, net of sublease income, was $2.1 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

On November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et. al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. Additionally, on April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington. The complaints allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

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

	Three Months Ended March 31,
	2018	2017
Figures	84.2%	83.8%
Other	15.8%	16.2%

The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales:
United States	$88,850	$76,406
Foreign	48,361	22,646
Total net sales	$137,211	$99,052

	March 31,	December 31,
	2018	2017
Long-lived assets:
United States	$24,796	$24,637
China and Vietnam	18,682	18,865
United Kingdom	1,592	1,194
Total long-lived assets	$45,070	$44,696

8. Related Party Transactions

ACON Equity Management Agreement

On October 31, 2015, the Company entered into a management services agreement with ACON Equity Management, L.L.C. (“ACON Equity Management”), which required payment of a monitoring fee equal to the greater of (1) $500,000 and (2) 2% prior year Adjusted EBITDA, up to a maximum fee of $2.0 million. Pursuant to the management services agreement, Funko, LLC also agreed to pay ACON Equity Management a one-time advisory fee of $2.0 million, and agreed to reimburse ACON Equity Management for certain costs and expenses in connection with ACON Equity

Management’s performance under the agreement. In connection with the IPO, on November 6, 2017, the management fee agreement terminated. ACON Equity Management waived the $5.8 million termination fee.

The Company recognized $0.5 million in management fees for the three months ended March 31, 2017. These fees are recorded within selling, general and administrative expenses. As of March 31, 2018 and December 31, 2017, there were no amounts due to ACON Equity Management.

Promissory Notes

In October 2015, the Company entered into subscription agreements with several members of management (the “Purchasers”) to purchase FAH, LLC Class A units having an aggregate purchase price of $0.9 million. Funko, LLC entered into a secured promissory note with each Purchaser in an amount equal to the purchase price of the Class A units purchased by such individual. Amounts outstanding under the promissory notes were collateralized by all direct or indirect ownership interests of the Purchasers in FAH, LLC. The promissory notes had an 8% interest rate compounded on an annual basis, and were recorded as a non-cash transaction within members’ equity. The Company recognized interest on a cash basis when principal payments were made, and recorded a nominal amount of interest income for the three months ended March 31, 2017. On October 5, 2017, outstanding aggregate principal and accrued interest of $0.2 million was forgiven for certain of FAH, LLC’s officers and executives. In November 2017, the remaining promissory notes were repaid in full with proceeds from the IPO.

Other Agreements

In June 2017, in connection with the Loungefly Acquisition, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain employees of the Company, who were the former owners of Loungefly. For the three months ended March 31, 2018, the Company recorded $0.1 million in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. At March 31, 2018, amounts owed to those entities were $3.4 million and were recorded in accounts payable on the unaudited condensed consolidated balance sheet.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three months ended March 31, 2018, the Company recorded approximately $1.2 million in net sales to Forbidden Planet. At March 31, 2018 and December 31, 2017, accounts receivable from Forbidden Planet were $1.1 million and $0.5 million, respectively, on the unaudited condensed consolidated balance sheet.

9. Income Taxes

Funko, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from FAH, LLC based upon Funko, Inc’s economic interest held in FAH, LLC. FAH, LLC is treated as a pass-through partnership for income tax reporting purposes. FAH, LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of FAH, LLC’s pass-through taxable income.

The Company’s effective tax rate for the three months ended March 31, 2018 was 17.1% and the Company recorded $0.5 million of income tax expense for the three months ended March 31, 2018. The Company’s effective tax rate for the three months ended March 31, 2018 was less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. The results from the three months ended March 31, 2017 do not reflect tax expense as it reflects the operations of FAH, LLC, which as a pass-through entity, was not subject to corporate tax.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed. The Tax Act changed existing U.S. tax law, including changes to U.S. corporate tax rates, business-related exclusions, and deductions and credits.

Analysis and interpretation of the Tax Act is provisional. The Company continues to assess and analyze the potential impacts of the Tax Act that could potentially impact the measurement of our tax balances. During the three months ended March 31, 2018, the Company did not make any additional adjustments related to the Tax Act provisional amounts recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

As a result of the IPO and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in FAH, LLC. The Company determined that the deferred tax asset related to acquiring its interest in FAH, LLC through the newly issued FAH, LLC units is not expected to be realized unless the Company disposes of its investment in FAH, LLC. Accordingly, the Company established a valuation allowance of $8.9 million against this portion of its deferred tax asset. The Company did not recognize any change to the valuation allowance through the provision for income tax or other comprehensive income for the three months ended March 31, 2018.

10. Non-controlling interests

Funko, Inc. is the sole managing member of FAH, LLC and as a result consolidates the financial results of FAH, LLC and reports a non-controlling interest representing the common units of FAH, LLC held by the Continuing Equity Owners. Changes in Funko, Inc.’s ownership interest in FAH, LLC while Funko, Inc. retains its controlling interest in FAH, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of FAH, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when FAH, LLC has positive or negative net assets, respectively.

As of both March 31, 2018 and December 31, 2017, Funko, Inc. owned 23,337,705 of FAH, LLC common units, representing a 48.3% economic ownership interest in FAH, LLC.

11. Earnings per Share

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

Prior to the IPO, the FAH, LLC membership structure included Class A Units, Profits Units and HR Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2017.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three Months Ended March 31,
2018
Numerator:
Net income attributable to Funko, Inc.	$2,237
Less: net income attributable to non-controlling interests	1,338
Net income attributable to Funko, Inc. — basic	$899
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	984
Net income attributable to Funko, Inc. — diluted	$1,883
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	23,337,705
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	27,295,123
Weighted-average shares of Class A common stock outstanding — diluted	50,632,828
Earnings per share of Class A common stock — basic	$0.04
Earnings per share of Class A common stock — diluted	$0.04

For the three months ended March 31, 2018, 1.0 million stock options were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2018. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

•	“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C.
•	“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement.
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

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At March 31, 2018, we held 23,337,705 common units, representing an approximately 48.3% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Net sales	$137,211	$99,052
Net income (loss)	$2,237	$(5,627)
EBITDA (1)	$17,894	$8,092
Adjusted EBITDA (1)	$17,452	$13,493
(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth information comparing the components of net income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$137,211	$99,052	$38,159	38.5%
Cost of sales (exclusive of depreciation and amortization shown separately below)	85,921	64,061	21,860	34.1%
Selling, general, and administrative expenses	34,810	25,092	9,718	38.7%
Acquisition transaction costs	28	1,801	(1,773)	-98.4%
Depreciation and amortization	9,301	6,734	2,567	38.1%
Total operating expenses	130,060	97,688	32,372	33.1%
Income from operations	7,151	1,364	5,787	424.3%
Interest expense, net	5,896	6,985	(1,089)	-15.6%
Other (income) expense, net	(1,442)	6	(1,448)	-24133.3%
Income (loss) before income taxes	2,697	(5,627)	8,324	-147.9%
Income tax expense	460	—	460	na
Net income (loss)	2,237	(5,627)	7,864	-139.8%
Less: net income attributable to non-controlling interests	1,338	—	1,338	na
Net income (loss) attributable to Funko, Inc.	$899	$(5,627)	$6,526	-116.0%

Net Sales

Net sales were $137.2 million for the three months ended March 31, 2018, an increase of 38.5%, compared to $99.1 million for the three months ended March 31, 2017. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio and the impact of our Underground Toys and Loungefly Acquisitions. In the first quarter of 2018, the number of active properties increased 8.6% to 454 from 418 in the first quarter of 2017, and the average net sales per active property increased 27.5% in the first quarter of 2018 from the first quarter 2017. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against. On a geographical basis, net sales in the United States increased 16.3% to $88.9 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, and net sales in all foreign countries increased 113.6% to $48.4 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily as a result of our growth in Europe due to the Underground Toys Acquisition in January 2017. On a product category basis, net sales of figures increased 39.2% to $115.6 million in the three months ended March 31, 2018 and net sales of other products increased 35.0% to $21.6 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $85.9 million for the three months ended March 31, 2018, an increase of 34.1%, compared to $64.1 million for the three months ended March 31, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales as a result of the Underground Toys Acquisition.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 37.4% for the three months ended March 31, 2018, compared to 35.3% for the three months ended March 31, 2017. Gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2018 benefitted primarily from higher product margins in Europe, which include the positive impact of recording $1.5 million of inventory step up costs related to the Underground Toys Acquisition in the first quarter of 2017, partially offset by higher royalty expenses from the mix of properties sold and $1.8 million of costs related to Toys R Us shipments for which no revenue was recognized during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $34.8 million for the three months ended March 31, 2018, an increase of 38.7%, compared to $25.1 million for the three months ended March 31, 2017. The increase was in line with sales growth and due to additional expenses related to the continued growth in the business as well as recent strategic acquisitions and investments in key areas, including our international operations. The increase in expenses primarily resulted from a $7.9 million increase in personnel expenses, a $1.6 million increase in rent and related facilities costs, and a $1.2 million increase in administration, software and related infrastructure costs. These increases were partially offset by a decrease in expense related to professional fees of $1.3 million. Selling, general and administrative expenses were 25.4% of net sales for the three months ended March 31, 2018, compared to 25.3% of net sales for the three months ended March 31, 2017.

Acquisition Transaction Costs

Transaction costs related to acquisitions were nominal for the three months ended March 31, 2018 and $1.8 million for the three months ended March 31, 2017. Transaction costs for the three months ended March 31, 2017 were primarily related to the Underground Toys Acquisition and Loungefly Acquisition.

Depreciation and Amortization

Depreciation and amortization expense was $9.3 million for the three months ended March 31, 2018 compared to $6.7 million for the three months ended March 31, 2017. Depreciation increased $2.2 million, primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines, leasehold improvements at our corporate offices and warehouse facilities, and amortization increased $0.3 million as a result of the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net was $5.9 million for the three months ended March 31, 2018, a decrease of 15.6%, compared to $7.0 million for the three months ended March 31, 2017. The decrease in interest expense, net was primarily related to the paydown of the Term Loan B Facility and Revolving Credit Facility with proceeds from our IPO in November 2017.

Other (income) expense, net

Other income was $1.4 million for the three months ended March 31, 2018, while other expense was a nominal amount for the three months ended March 31, 2017. Other income for the three months ended March 31, 2018 was primarily related to foreign currency gains and losses incurred during the period relating to transactions denominated in currency other than the US dollar.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for monitoring fees, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Pro Forma Net Income as net income attributable to Funko, Inc adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interests in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, monitoring charges, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense effect of (1) these adjustments and (2) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define Adjusted Pro Forma Earnings per Diluted Share as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interest in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$899	$(5,627)
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	1,338	—
Monitoring fees (2)	—	480
Equity-based compensation (3)	972	772
Earnout fair market value adjustment (4)	—	8
Inventory step-up (5)	—	1,501
Acquisition transaction costs and other expenses (6)	28	2,634
Foreign currency transaction (gain) loss (7)	(1,442)	6
Income tax (expense) benefit (8)	(104)	82
Adjusted pro forma net income	1,691	(144)

Weighted-average shares of Class A common stock outstanding-basic	23,338
Dilutive common units of FAH, LLC that are convertible into Class A common stock	27,295
Adjusted pro forma weighted-average shares of Class A stock outstanding - diluted	50,633
Adjusted pro forma earnings per diluted share	$0.03

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Net income (loss)	$2,237	$(5,627)
Interest expense, net	5,896	6,985
Income tax expense	460	—
Depreciation and amortization	9,301	6,734
EBITDA	$17,894	$8,092
Adjustments:
Monitoring fees (2)	—	480
Equity-based compensation (3)	972	772
Earnout fair market value adjustment (4)	—	8
Inventory step-up (5)	—	1,501
Acquisition transaction costs and other expenses (6)	28	2,634
Foreign currency transaction (gain) loss (7)	(1,442)	6
Adjusted EBITDA	$17,452	$13,493
(1)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.

(2)

Represents monitoring fees paid pursuant to a management services agreement with ACON that was entered into in connection with the ACON Acquisition, which terminated upon the consummation of the IPO in November 2017.

(3)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.

(4)	Reflects the increase in the fair value of contingent liabilities incurred in connection with the Underground Toys Acquisition.
(5)	Represents a non-cash adjustment to cost of sales resulting from the Underground Toys Acquisition.
(6)	Represents legal, accounting, and other related costs incurred in connection with the IPO and acquisitions, both potential and completed.
(7)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.
(8)

Represents the income tax expense effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent were company was a subchapter C corporation in periods prior to the IPO. This adjustment uses an effective tax rate of 25% and 36.2% for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Financial Condition

Introduction

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.

On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. FAH, LLC used the net proceeds from the sale of common units to Funko, Inc., together with cash on hand, to repay all of the outstanding aggregate principal balance and accrued interest of $20.9 million on our promissory notes issued by FAH, LLC on June 26, 2017 and payable to certain of its members (the “Subordinated Promissory Notes”), repay all of the outstanding aggregate principal balance and accrued interest of $46.1 million on our Term Loan B Facility and repay all of the then outstanding principal balance and accrued interest of $55.6 million on our Revolving Credit Facility.

Liquidity

The following table shows summary cash flow information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$9,455	$27,080
Net cash used in investing activities	(6,501)	(21,321)
Net cash used in financing activities	(3,468)	(8,060)
Effect of exchange rates on cash and cash equivalents	(764)	(8)
Net decrease in cash and cash equivalents	$(1,278)	$(2,309)

Operating Activities. Our net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation and fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $9.5 million for the three months ended March 31, 2018, compared to net cash provided by operating activities of $27.1 million for the three months ended March 31, 2017. The decrease was primarily due to changes in working capital, which decreased cash provided by operating activities by $26.1 million. The decrease in working capital reduced net cash primarily through a decrease in accounts payable of $24.6 million and accrued expenses and other liabilities of $8.3 million and an increase in prepaid expenses and other assets of $5.9 million partially offset by increases in accounts receivable of $10.3 million. These decreases were partially offset by an increase in cash used in operating activities related to our $2.2 million net income in the three months ended March 31, 2018 compared to $5.6 million net loss in the three months ended March 31, 2017 and non-cash adjustments that increased net cash provided by operating activities by $0.7 million in the three months ended March 31, 2018, due primarily to increased depreciation and amortization, which increased $2.6 million as compared to the three months ended March 31, 2017.

For the three months ended March 31, 2017, net cash provided by operating activities was $27.1 million and was comprised of net loss of $5.6 million, increased by $8.7 million related to noncash adjustments, primarily related to depreciation and amortization, accretion of long-term debt discount and equity-based compensation. Changes in working capital increased cash provided by operating activities by $24.0 million. The increase in working capital favorably impacted net cash through decreases in accounts receivable of $18.0 million and inventory of $6.4 million, and further favorably impacted net cash through increases in accrued expenses and other liabilities of $10.1 million, partially offset by decreases in accrued royalties of $9.0 million and accounts payable of $4.4 million.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the three months ended March 31, 2018, net cash used in investing activities was $6.5 million and was primarily comprised of purchases of property and equipment primarily relating to tooling and molds.

For the three months ended March 31, 2017, net cash used in investing activities was $21.3 million and was primarily comprised of initial cash consideration of $12.6 million for the Underground Toys Acquisition, $4.8 million for the purchase of property and equipment related to tooling and molds for the expansion of product lines and $3.9 million for leasehold improvements related to the buildout of our new headquarters.

Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, contributions from, and distributions to, members and the payment of contingent consideration. We do not anticipate any future financing activity related to contributions from members.

For the three months ended March 31, 2018, net cash used in financing activities was $3.5 million, primarily related to net borrowings on the Revolving Credit Facility of $22.7 million, partially offset by payments on the Term Loan A Facility of $15.4 million, and $10.9 million in distributions to members.

For the three months ended March 31, 2017, net cash used in financing activities was $8.1 million, primarily related to

$72.8 million of distributions to the members of FAH, LLC and $4.2 million of payments on long-term debt, partially offset by an increase of $47.1 million of net cash proceeds of Term Loan B Facility borrowings and a net increase of $21.7 million of Revolving Credit Facility borrowings.

Financial Condition

Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”), we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. As of March 31, 2018 and December 31, 2017, we were in compliance with all covenants in our Senior Secured Credit Facilities.

The credit agreement governing the Senior Secured Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:

•	incur additional indebtedness;
•	incur certain liens;
•	consolidate, merge or sell or otherwise dispose of our assets;
•	alter the business conducted by them and our subsidiaries;
•	make investments, loans, advances, guarantees and acquisitions;
•	enter into sale and leaseback transactions;
•	pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;
•	issue or sell equity interests or securities convertible into or exchangeable for equity interests;
•	redeem, repurchase or refinance other indebtedness; and
•	amend or modify our governing documents.

In addition, the credit agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio will become more restrictive over time, decreasing to 2.83:1.00 for the quarter ending March 31, 2018 and each following quarter.

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

As of March 31, 2018, we had $6.5 million of cash and cash equivalents and $75.2 million of working capital, compared with $7.7 million of cash and cash equivalents and $94.1 million of working capital as of December 31, 2017. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.

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

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Senior Secured Credit Facilities (see Note 5, Debt). On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions.

Uses

Additional future liquidity needs may include public company costs, tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures. The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.

Seasonality

While our customers in the retail industry typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. Historically, over 50% of our net sales are made in the third and fourth quarters, primarily in the period from August through November, as our customers build up their inventories in anticipation of the holiday season. Historically, the first quarter of the year has represented the lowest volume of shipment and sales in our business and in the retail and toy industries generally and it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.

Contractual Obligations

There were no material changes in our commitments during the three months ended March 31, 2018 under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 outside the course of normal business.

 Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and sales allowances, royalties, inventory, goodwill and intangible assets, equity-based compensation and income taxes. Changes to these policies and estimates could have a material adverse effect on our results of operations and financial condition.

There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 except as disclosed in Note 2, Significant Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded, based on its evaluation as of the end of the period covered by this report, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act”)), were effective.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et. al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. Additionally, on April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington. The complaints allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs.

We are party to additional legal proceedings incidental to our business. While the outcome of these additional matters could differ from management’s expectations, we do not believe that the resolution of such matters is reasonably likely to have a material effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

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

Our net sales and profitability have grown rapidly in recent periods; however, this should not be considered indicative of our future performance. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:

•	expand our market presence in existing sales channels and enter additional sales channels;
•	anticipate, gauge and respond to rapidly changing consumer preferences and pop culture trends;
•	acquire or enter into new licenses in existing product categories or in new product categories and the renewal of existing licenses;
•	expand our geographic presence to take advantage of opportunities outside of the United States;
•	enhance and maintain favorable brand recognition for our Company and product offerings;
•	maintain and expand margins through sales growth and efficiency initiatives;
•	effectively manage our relationships with third-party manufacturers;
•	effectively manage our debt, working capital and capital investments to maintain and improve the generation of cash flow; and
•	execute any acquisitions quickly and efficiently and integrate businesses successfully.

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

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our Chief Executive Officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 70% and 73% of our sales for the three months ended March 31, 2018 and 2017, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership and collectively these licensors accounted for approximately 33% of our sales for both the three months ended March 31, 2018 and 2017, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of March 31, 2018, we had a reserve of $5.7 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 78% and 68% of our sales for the three months ended March 31, 2018 and 2017, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that were successful in achieving a similar level of consumer acceptance and that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers are closing physical stores, and some traditional retailers are engaging in significant reorganizations, filing for bankruptcy and going out of business. For example, in September 2017, Toys “R” Us, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, and in March 2018, Toys “R” Us, Inc. announced the wind down of its U.S. operations and the potential insolvency proceedings of certain of its subsidiaries. Toys “R” Us, Inc. accounted for approximately 3.4% of our sales for the year ended December 31, 2017. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.

If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 38% and 50% of our sales for the three months ended March 31, 2018 and 2017, respectively.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 639 as of March 31, 2018. As a result of the Underground Toys Acquisition in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the Loungefly Acquisition, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the three months ended March 31, 2018 and 2017, our gross margins (exclusive of depreciation and amortization) were 37.4% and 35.3%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the three months ended March 31, 2018 and 2017, we recorded reserves of $1.0 million and $0.2 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our intellectual property is a valuable asset of our business. As of March 31, 2018, we owned approximately 35 registered U.S. trademarks, 108 registered international trademarks, 15 pending U.S. trademark applications and 21 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

In addition, our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing of new product releases and related content releases. Sales of a certain product or group of products tied to a particular content release can dramatically increase our net sales in any given quarter or year. For example, in 2016, we introduced products based on the video game property “Five Nights at Freddy’s,” sales of which accounted for approximately 15% of 2016 sales. The timing and mix of products we sell in any given year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases.

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

Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Maldon, England; Bath, England; and Chatsworth, California. In addition, the factories that produce most of our products are located in China, Vietnam and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular or the West Coast in general, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 35% and 23% of our sales for the three months ended March 31, 2018 and 2017, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

We rely significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. In 2018, we are initiating a relationship with a third party logistics company to process and fulfill customer orders in Europe. Any shortcoming of one of our vendors or outsourcers, including our third party logistics provider in Europe, particularly one affecting the quality of these services or systems, may be attributed by customers to us, thus damaging our reputation and brand value, and potentially affecting our results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales, reduce the efficiency of our operations and require significant capital investments to remediate.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et. al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. Additionally, on April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington. The complaints allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs.

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

We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. In 2018, we are beginning to upgrade our enterprise resource planning software, initially with our operations in the United Kingdom.  If this upgrade is not successful, or if future upgrades of our United States operations are not successful, our business could be disrupted or harmed.

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

We are subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices, and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. In particular, our operations will be subject to the European Union’s new General Data Protection Regulation, effective in May 2018, which will impose a host of new data privacy and security requirements on companies doing business in the European Union and substantial penalties for non-compliance. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Our indebtedness could adversely affect our financial health and competitive position.

As of March 31, 2018, we had $241.7 million of indebtedness outstanding under our Senior Secured Credit Facilities, consisting of $208.1 million outstanding under our Term Loan A Facility (net of unamortized discount of $4.9 million) and $33.5 million outstanding under our Revolving Credit Facility.

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

In addition, the Stockholders Agreement provides that for as long as the ACON or certain related parties, as defined in the Stockholders Agreement (the “ACON Related Parties”), beneficially own, directly or indirectly, in the aggregate, 30% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of ACON and each of its affiliated funds that hold common units of FAH, LLC or our Class A common stock, including:

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

We, our officers and directors and the Original Equity Owners subject to certain exceptions, agreed that, without the prior written consent of Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the underwriters, we and they would not, during the period ending 180 days after the date of the final prospectus filed with the SEC in connection with the IPO: (1) offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly, any shares of Class A common stock or any securities convertible into, exchangeable for or that represent the right to receive shares of Class A common stock; (2) file any registration statement with the SEC relating to the offering of any shares of Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (3) enter into any swap or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of Class A common stock, subject to certain exceptions. This 180 day period expired on May 2, 2018. Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

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

We may fail to meet analyst expectations, or analysts may issue unfavorable commentary about us or our industry or downgrade our Class A common stock, which could cause the price of our Class A common stock to decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

10.1	Amendment No. 7 to Financing Agreement, dated March 7, 2018, among Funko, LLC, the other loan parties party thereto, PNC Bank, National Association, as administrative agent, Cerberus Business Finance, LLC, as collateral agent, and the other lenders party thereto.	8-K	001-38274	10.1	3/8/18

10.2	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 11, 2018	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)