Form 10-Q
period 2018-06-30
Funko, Inc.
filed 2018-08-10
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, the registrant had 23,544,571 shares of Class A common stock, $0.0001 par value per share, and 24,776,749 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$138,723	$104,746	$275,934	$203,798
Cost of sales (exclusive of depreciation and amortization shown separately below)	85,717	66,005	171,638	130,066
Selling, general, and administrative expenses	34,229	25,809	69,039	50,901
Acquisition transaction costs	-	1,285	28	3,086
Depreciation and amortization	9,650	7,588	18,951	14,322
Total operating expenses	129,596	100,687	259,656	198,375
Income from operations	9,127	4,059	16,278	5,423
Interest expense, net	5,584	7,692	11,480	14,677
Other (income) expense, net	2,602	(119)	1,160	(113)
Income (loss) before income taxes	941	(3,514)	3,638	(9,141)
Income tax expense (benefit)	70	1,024	530	1,024
Net income (loss)	871	(4,538)	3,108	(10,165)
Less: net income attributable to non-controlling interests	454	-	1,792	-
Net income (loss) attributable to Funko, Inc.	$417	$(4,538)	$1,316	$(10,165)

Earnings per share of Class A common stock (1):
Basic	$0.02		$0.06
Diluted	$0.01		$0.05
Weighted average shares of Class A common stock outstanding (1):
Basic	23,344		23,341
Diluted	50,736		50,725

(1)	Basic and diluted earnings per Class A common stock is applicable only for the period after the Company’s initial public offering. See Note 11, Earnings per Share.

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$871	$(4,538)	$3,108	$(10,165)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect	(2,272)	917	(1,189)	771
Comprehensive income (loss)	(1,401)	(3,621)	1,919	(9,394)
Less: Comprehensive income (loss) attributable to non-controlling interests	(721)	—	1,198	—
Comprehensive income (loss) attributable to Funko, Inc.	$(680)	$(3,621)	$721	$(9,394)

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,892	$7,728
Accounts receivable, net	96,474	115,478
Inventory	63,591	79,082
Prepaid expenses and other current assets	18,515	21,727
Total current assets	189,472	224,015
Property and equipment, net	43,022	40,438
Goodwill	113,052	110,902
Intangible assets, net	241,337	250,649
Deferred tax asset	78	51
Other assets	4,033	4,258
Total assets	$590,994	$630,313
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$42,323	$10,801
Current portion long-term debt, net of unamortized discount	7,956	7,928
Accounts payable	22,219	53,428
Income taxes payable	2,073	2,268
Accrued royalties	19,351	25,969
Accrued expenses and other current liabilities	25,730	27,032
Current portion of contingent consideration	2,500	2,500
Total current liabilities	122,152	129,926
Long-term debt, net of unamortized discount	198,178	215,170
Deferred tax liability	259	588
Deferred rent and other long-term liabilities	4,064	3,474
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 23,365 and 23,338 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 24,956 and 24,976 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	131,624	129,320
Accumulated other comprehensive income	207	802
Retained earnings	2,357	1,041
Total stockholders' equity attributable to Funko, Inc.	134,192	131,167
Non-controlling interests	132,149	149,988
Total stockholders' equity	266,341	281,155
Total liabilities and stockholders' equity	$590,994	$630,313

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTs OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Other Comprehensive	Retained Earnings	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Interests	Total
Period ended December 31, 2017	23,338	$2	24,976	$2	$129,320	$802	$1,041	$149,988	$281,155
Distribution to continuing equity owners	—	—	—	—	—	—	—	(18,884)	(18,884)
Equity-based compensation	—	—	—	—	2,143	—	—	—	2,143
Cumulative translation adjustment, net of tax	—	—	—	—	—	(595)	—	(594)	(1,189)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	8	—	—	—	8
Redemption of common units of FAH, LLC	27	—	(20)	—	153	—		(153)	—
Net income	—	—	—	—	—	—	1,316	1,792	3,108
Period ended June 30, 2018	23,365	2	24,956	2	131,624	207	2,357	132,149	266,341

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating Activities
Net income (loss)	$3,108	$(10,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,951	14,322
Equity-based compensation	2,143	3,745
Contingent consideration	-	8
Accretion of discount on long-term debt	737	2,203
Amortization of debt issuance costs	291	222
Foreign currency gain	(129)	—
Changes in operating assets and liabilities:
Accounts receivable, net	17,674	5,283
Inventory	14,575	3,763
Prepaid expenses and other assets	3,195	(11,122)
Accounts payable	(32,988)	8,640
Income taxes payable	(232)	—
Accrued royalties	(6,598)	(6,656)
Accrued expenses and other liabilities	1,414	5,507
Net cash provided by operating activities	22,141	15,750

Investing Activities
Purchase of property and equipment	(14,117)	(18,321)
Acquisitions, net of cash	(635)	(28,443)
Net cash used in investing activities	(14,752)	(46,764)
Financing Activities
Borrowings on line of credit	161,571	92,588
Payments on line of credit	(130,049)	(48,262)
Proceeds from long-term debt, net	—	66,336
Payment of long-term debt	(17,700)	(7,300)
Proceeds from subordinated debt, net	—	20,000
Contingent consideration	—	(17,958)
Contributions from members	—	5,000
Distribution to continuing equity owners	(18,885)	(72,777)
Net cash (used in) provided by financing activities	(5,063)	37,627
Effect of exchange rates on cash and cash equivalents	838	(22)
Net increase in cash and cash equivalents	3,164	6,591
Cash and cash equivalents at beginning of period	7,728	6,161
Cash and cash equivalents at end of period	$10,892	$12,752

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

Recently Adopted Accounting Standards

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. Effective January 1, 2018, the Company adopted ASU 2014-09 and its related amendments (collectively, the “new revenue standards”) using the modified retrospective transition method, which was applied to all contracts not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standards, while prior periods were not adjusted. There was no impact related to the cumulative effect of the adoption of the new revenue standards on January 1. The adoption of the new revenue standard did not have any impact on the Company’s unaudited condensed consolidated financial statements as of or for the three and six months ended June 30, 2018. The Company applied the practical expedient prescribed in the new revenue standards and did not evaluate contracts of one year or less for the existence of a significant financing component.

Substantially all of the Company’s revenues continue to be recognized when control of the goods are transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards. Additionally, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs are considered variable consideration and are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstance used in the estimate process may change, historically adjustments to estimated variable consideration have not been material.

Amounts received prior to when control of the goods is transferred to the customer are recorded as deferred revenue on the unaudited condensed consolidated balance sheet. Sales terms do not allow for a right of return exception in relation to a manufacturing defect. The Company defers revenue on these advance payments until its performance obligation is satisfied. Deferred revenue is classified as a current liability based on the expectation of recognition within 12 months following the date of each balance sheet. Deferred revenue was not material to the Company’s unaudited condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017, and the changes in deferred revenues were not material to the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.  Accordingly, shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered fulfillment costs to satisfy our performance obligation to transfer the products, and are recorded as incurred within cost of goods sold.

We have made an accounting policy election to exclude from revenue all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

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

3. Acquisitions

In 2017, the Company completed three acquisitions that were accounted for as business combinations by applying the acquisition method of accounting, where identifiable tangible and intangible assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value and goodwill is calculated as the excess of the purchase price paid over the net assets acquired.

A Large Evil Corporation Limited. On November 28, 2017, the Company acquired all of the outstanding equity of A Large Evil Corporation Limited (“A Large Evil Corporation Acquisition”), an animation studio based in the United Kingdom. The preliminary purchase consideration included $3.9 million paid in cash and additional $1.0 million due to the sellers based on certain working capital adjustments and other conditions as per the agreement. As of June 30, 2018, the Company has recorded a preliminary purchase price allocation based on information received to date. The Company is still in the process of completing its analysis of the opening balance sheet balances and finalizing its analysis and assumptions over the fair value of assets and liabilities acquired, and the difference between the estimated and final values could be material.

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

A summary of the purchase price allocations for the acquisitions consist of the following as of the respective acquisition date:

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

The following table summarizes the identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives as of the respective acquisition date:

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

Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its unaudited condensed consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value as of June 30, 2018 and December 31, 2017 included probabilities of the likelihood of assignment of license agreements that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.

The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited. The fair value of contingent consideration related to the acquisition of Underground Toys Limited was $2.5 million at June 30, 2018 and December 31, 2017.

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

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at June 30, 2018 and December 31, 2017, were approximately $256.1 million and $239.2 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2018 and December 31, 2017, were $248.5 million and $233.9 million, respectively.  The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and our standalone credit risk.

5. Debt

Debt consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Line of credit	$42,323	$10,801
Term Loan A Facility	210,700	228,400
Debt issuance costs	(4,566)	(5,302)
Total term debt	206,134	223,098
Less: current portion	7,956	7,928
Long-term debt, net	$198,178	$215,170

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

The Senior Secured Credit Facilities also provide for an excess cash flow payment following the end of each fiscal year that requires the Company to prepay the outstanding principal amount of all loans under the Senior Secured Credit Facilities in an aggregate amount equal to 60% of excess cash flow for such fiscal year, subject to certain step-downs and other reductions based on the Company’s senior leverage ratio and the amount of certain voluntary prepayments. The Company did not make any excess cash flow prepayments for the six months ended June 30, 2018 or 2017.

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

The Senior Secured Credit Facilities are collateralized by substantially all of the assets of, and the equity interests held by, the borrowers and any subsidiary guarantor that may become party to the credit agreement in the future, subject to certain exceptions. The Senior Secured Credit Facilities also contain certain financial and restrictive covenants. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

The Company had $42.3 million and $10.8 million of borrowings outstanding under the Revolving Credit Facility as of June 30, 2018 and December 31, 2017, respectively. There were no outstanding letters of credit as of June 30, 2018 and December 31, 2017.

6. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2027. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For certain leases we receive tenant improvement allowances and record those as deferred rent on the consolidated balance sheets and amortize the tenant improvement allowances on a straight-line basis over the lease term as a reduction of rent expense. Rent expense, net of sublease income, was $2.5 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.

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

On November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et. al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On May 21, 2018 the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants.

The complaints in both state and federal court allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

7. Segments

The Company identifies its reportable segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, it has one reportable segment. The following table is a summary of product categories as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Figures	82.5%	83.7%	83.4%	83.7%
Other	17.5%	16.3%	16.6%	16.3%

The following tables present summarized geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
United States	$97,108	$73,142	$185,958	$149,548
Foreign	41,615	31,604	89,976	54,250
Total net sales	$138,723	$104,746	$275,934	$203,798

	June 30,	December 31,
	2018	2017
Long-lived assets:
United States	$24,661	$24,637
China and Vietnam	19,899	18,865
United Kingdom	2,495	1,194
Total long-lived assets	$47,055	$44,696

8. Related Party Transactions

ACON Equity Management Agreement

On October 31, 2015, the Company entered into a management services agreement with ACON Equity Management, L.L.C. (“ACON Equity Management”), which required payment of a monitoring fee equal to the greater of (1) $500,000 and (2) 2% prior year Adjusted EBITDA, up to a maximum fee of $2.0 million. Pursuant to the management services agreement, Funko, LLC also agreed to pay ACON Equity Management a one-time advisory fee of $2.0 million and agreed to reimburse ACON Equity Management for certain costs and expenses in connection with ACON Equity Management’s performance under the agreement. In connection with the IPO, on November 6, 2017, the management fee agreement terminated. ACON Equity Management waived the $5.8 million termination fee.

The Company recognized no management fees for the three and six months ended June 30, 2018.  The Company recognized $0.5 million and $1.0 million in management fees for the three and six months ended June 30, 2017, respectively. These fees are recorded within selling, general and administrative expenses. As of June 30, 2018 and December 31, 2017, there were no amounts due to ACON Equity Management.

Promissory Notes

In October 2015, the Company entered into subscription agreements with several members of management (the “Purchasers”) to purchase FAH, LLC Class A units having an aggregate purchase price of $0.9 million. Funko, LLC entered into a secured promissory note with each Purchaser in an amount equal to the purchase price of the Class A units purchased by such individual. Amounts outstanding under the promissory notes were collateralized by all direct or indirect ownership interests of the Purchasers in FAH, LLC. The promissory notes had an 8% interest rate compounded on an annual basis and were recorded as a non-cash transaction within members’ equity. The Company recognized interest on a cash basis when principal payments were made and recorded a nominal amount of interest income for the three and six months ended June 30, 2017. On October 5, 2017, outstanding aggregate principal and accrued interest of $0.2 million was forgiven for certain of FAH, LLC’s officers and executives. In November 2017, the remaining promissory notes were repaid in full with proceeds from the IPO.

Other Agreements

In June 2017, in connection with the Loungefly Acquisition, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain employees of the Company, who were the former owners of Loungefly. For the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.2 million, respectively, in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. At June 30, 2018, amounts owed to those entities were $0.2 million and were recorded in accounts payable on the unaudited condensed consolidated balance sheet.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three and six months ended June 30, 2018, the Company recorded approximately $0.7 million and $1.9 million, respectively, in net sales to Forbidden Planet. At June 30, 2018 and December 31, 2017, accounts receivable from Forbidden Planet were $0.7 million and $0.5 million, respectively, on the unaudited condensed consolidated balance sheet.

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

The Company recorded $0.1 million and $0.5 million of income tax expense for the three and six months ended June 30, 2018, respectively.  The Company’s estimated annual effective tax rate for the six months ended June 30, 2018 was 14.6%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. The results from the three and six months ended June 30, 2017 reflect the U.K. Corporation Tax attributable to Funko UK, Ltd., but do not reflect the U.S. tax expense of FAH, LLC, which as a pass-through entity, was not subject to U.S. income tax.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed. The Tax Act changed existing U.S. tax law, including changes to U.S. corporate tax rates, business-related exclusions, and deductions and credits.

Analysis and interpretation of the Tax Act is provisional. The Company continues to assess and analyze the potential impacts of the Tax Act that could potentially impact the measurement of our tax balances. During the three and six months ended June 30, 2018, the Company did not make any additional adjustments related to the Tax Act provisional amounts recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

As a result of the IPO and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in FAH, LLC. The Company determined that the deferred tax asset related to acquiring its interest in FAH, LLC through the newly issued FAH, LLC units is not expected to be realized unless the Company disposes of its investment in FAH, LLC. Accordingly, the Company established a valuation allowance of $8.9 million against this portion of its deferred tax asset. The Company did not recognize any change to the valuation allowance through the provision for income tax or other comprehensive income for the three and six months ended June 30, 2018.

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

Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2018 and December 31, 2017, Funko, Inc. owned 23,365,488 and 23,337,705 of FAH, LLC common units, respectively, representing a 48.4% and 48.3% economic ownership interest in FAH, LLC, respectively.

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

Prior to the IPO, the FAH, LLC membership structure included Class A Units, Profits Units and HR Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2017.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Numerator:
Net income attributable to Funko, Inc.	$871	$3,108
Less: net income attributable to non-controlling interests	454	1,792
Net income attributable to Funko, Inc. — basic	$417	$1,316
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	336	1,320
Net income attributable to Funko, Inc. — diluted	$753	$2,636
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	23,344,429	23,341,086
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	27,391,861	27,384,138
Weighted-average shares of Class A common stock outstanding — diluted	50,736,290	50,725,224
Earnings per share of Class A common stock — basic	$0.02	$0.06
Earnings per share of Class A common stock — diluted	$0.01	$0.05

For the three and six months ended June 30, 2018, an aggregate of 1.0 million and 1.1 million of stock options and unvested stock awards, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

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

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•

“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: (1) following the consummation of the Transactions, to Funko, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including FAH, LLC and (2) prior to the completion of the Transactions, to FAH, LLC and, unless otherwise stated, all of its subsidiaries.

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

•	“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C.
•	“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement, as amended from time to time.
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

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At June 30, 2018, we held 23,365,488 common units, representing an approximately 48.4% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(amounts in thousands)
Net sales	$138,723	$104,746	$275,934	$203,798
Net income (loss)	$871	$(4,538)	$3,108	$(10,165)
EBITDA (1)	$16,175	$11,766	$34,069	$19,858
Adjusted EBITDA (1)	$19,948	$17,791	$37,400	$31,284
(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth information comparing the components of net income (loss) for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$138,723	$104,746	$33,977	32.4%
Cost of sales (exclusive of depreciation and amortization shown separately below)	85,717	66,005	19,712	29.9%
Selling, general, and administrative expenses	34,229	25,809	8,420	32.6%
Acquisition transaction costs	—	1,285	(1,285)	-100.0%
Depreciation and amortization	9,650	7,588	2,062	27.2%
Total operating expenses	129,596	100,687	28,909	28.7%
Income from operations	9,127	4,059	5,068	124.9%
Interest expense, net	5,584	7,692	(2,108)	-27.4%
Other (income) expense, net	2,602	(119)	2,721	-2286.6%
Income (loss) before income taxes	941	(3,514)	4,455	-126.8%
Income tax expense (benefit)	70	1,024	(954)	-93.2%
Net income (loss)	871	(4,538)	5,409	-119.2%
Less: net income attributable to non-controlling interests	454	—	454	na
Net income (loss) attributable to Funko, Inc.	$417	$(4,538)	$4,955	-109.2%

Net Sales

Net sales were $138.7 million for the three months ended June 30, 2018, an increase of 32.4%, compared to $104.7 million for the three months ended June 30, 2017. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio. For the three months ended June 30, 2018, the number of active properties increased 26.2% to 510 from 404 for the three months ended June 30, 2017, and the average net sales per active property increased 4.9% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against. On a geographical basis, net sales in the United States increased 32.8% to $97.1 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and net sales in all foreign countries increased 31.7% to $41.6 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of our growth in Europe. On a product category basis, net sales of figures increased 30.6% to $114.5 million in the three months ended June 30, 2018 and net sales of other products increased 41.7% to 24.2 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $85.7 million for the three months ended June 30, 2018, an increase of 29.9%, compared to $66.0 million for the three months ended June 30, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.2% for the three months ended June 30, 2018, compared to 37.0% for the three months ended June 30, 2017. Gross margin (exclusive of depreciation and amortization) for the three months ended June 30, 2018 benefitted primarily from higher product margins in Europe, which include the positive impact of recording $1.1 million of inventory step up costs related to the Underground Toys Acquisition in the three months ended June 30, 2017, partially offset by higher royalty expenses from the mix of properties sold during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $34.2 million for the three months ended June 30, 2018, an increase of 32.6%, compared to $25.8 million for the three months ended June 30, 2017. The increase was driven primarily by growth in the business, including incremental expenses associated with our direct distribution model in Europe, our Loungefly operations and Funko Animation Studios. More specifically, the increase in expenses primarily resulted from a $5.9 million increase in personnel expenses and commissions and a $1.7 million increase in rent and related facilities costs. Selling, general and administrative expenses were 24.7% of net sales for the three months ended June 30, 2018, compared to 24.6% of net sales for the three months ended June 30, 2017.

Acquisition Transaction Costs

There were no transaction costs related to acquisitions for the three months ended June 30, 2018 and acquisition transaction costs of $1.3 million for the three months ended June 30, 2017. Transaction costs for the three months ended June 30, 2017 were primarily related to the Underground Toys and Loungefly Acquisitions.

Depreciation and Amortization

Depreciation and amortization expense was $9.7 million for the three months ended June 30, 2018 compared to $7.6 million for the three months ended June 30, 2017. The increase was primarily due to depreciation expense, which increased $1.7 million, primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines and leasehold improvements at our corporate offices and warehouse facilities.

Interest Expense, Net

Interest expense, net was $5.6 million for the three months ended June 30, 2018, a decrease of 27.4%, compared to $7.7 million for the three months ended June 30, 2017. The decrease in interest expense, net was primarily related to the paydown of the Term Loan B Facility and Revolving Credit Facility with proceeds from our IPO in November 2017.

Other (income) expense, net

Other (income) expense, net was an expense of $2.6 million for the three months ended June 30, 2018, compared to income of $0.1 million for the three months ended June 30, 2017. The change in other (income) expense, net for the three months ended June 30, 2018 was primarily related to foreign currency gains and losses incurred during the period relating to transactions denominated in currency other than the U.S. dollar.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth information comparing the components of net income (loss) for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$275,934	$203,798	$72,136	35.4%
Cost of sales (exclusive of depreciation and amortization shown separately below)	171,638	130,066	41,572	32.0%
Selling, general, and administrative expenses	69,039	50,901	18,138	35.6%
Acquisition transaction costs	28	3,086	(3,058)	-99.1%
Depreciation and amortization	18,951	14,322	4,629	32.3%
Total operating expenses	259,656	198,375	61,281	30.9%
Income from operations	16,278	5,423	10,855	200.2%
Interest expense, net	11,480	14,677	(3,197)	-21.8%
Other (income) expense, net	1,160	(113)	1,273	-1126.5%
Income (loss) before income taxes	3,638	(9,141)	12,779	-139.8%
Income tax expense	530	1,024	(494)	-48.2%
Net income (loss)	3,108	(10,165)	13,273	-130.6%
Less: net income attributable to non-controlling interests	1,792	—	1,792	na
Net income (loss) attributable to Funko, Inc.	$1,316	$(10,165)	$11,481	-112.9%

Net Sales

Net sales were $275.9 million for the six months ended June 30, 2018, an increase of 35.4%, compared to $203.8 million for the six months ended June 30, 2017. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio. For the six months ended June 30, 2018, the number of active properties increased 25.2% to 537 from 429 for the six months ended June 30, 2017, and the average net sales per active property increased 8.2% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. On a geographical basis, net sales in the United States increased 24.3% to $186.0 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, and net sales in all foreign countries increased 65.9% to $90.0 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily as a result of our growth in Europe. On a product category basis, net sales of figures increased 34.8% to $230.1 million in the six months ended June 30, 2018 and net sales of other products increased 38.5% to $45.9 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $171.6 million for the six months ended June 30, 2018, an increase of 32.0%, compared to $130.1 million for the six months ended June 30, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 37.8% for the six months ended June 30, 2018, compared to 36.2% for the six months ended June 30, 2017. Gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2018 benefitted primarily from higher product margins in Europe, which include the positive impact of recording $2.6 million of inventory step up costs related to the Underground Toys Acquisition in the six months ended June 30, 2017, partially offset by higher royalty expenses from the mix of properties sold and approximately $1.8 million of costs related to Toys R Us shipments for which no revenue was recognized during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $69.0 million for the six months ended June 30, 2018, an increase of 35.6%, compared to $50.9 million for the six months ended June 30, 2017. The increase was driven primarily by growth in the business, including incremental expenses associated with the our direct distribution model in Europe, our Loungefly operations and Funko Animation Studios. More specifically, the increase in expenses primarily resulted from a $13.7 million increase in personnel expenses and commissions, a $3.2 million increase in rent and related facilities costs. Selling, general and administrative expenses were 25.0% of net sales for both the six months ended June 30, 2018 and 2017.

Acquisition Transaction Costs

Transaction costs related to acquisitions were nominal for the six months ended June 30, 2018 and $3.1 million for the six months ended June 30, 2017. Transaction costs for the six months ended June 30, 2017 were primarily related to the Underground Toys and Loungefly Acquisitions.

Depreciation and Amortization

Depreciation and amortization expense was $19.0 million for the six months ended June 30, 2018 compared to $14.3 million for the six months ended June 30, 2017. Depreciation increased $4.0 million, primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines, leasehold improvements at our corporate offices and warehouse facilities, and amortization increased $0.7 million as a result of the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net was $11.5 million for the six months ended June 30, 2018, a decrease of 21.8%, compared to $14.7 million for the six months ended June 30, 2017. The decrease in interest expense, net was primarily related to the paydown of the Term Loan B Facility and Revolving Credit Facility with proceeds from our IPO in November 2017.

Other (income) expense, net

Other income was $1.2 million for the six months ended June 30, 2018 and $0.1 million for the six months ended June 30, 2017. Other income for the six months ended June 30, 2018 was primarily related to foreign currency gains and losses incurred during the period relating to transactions denominated in currency other than the US dollar.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for monitoring fees, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Pro Forma Net Income as net income attributable to Funko, Inc adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interests in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, monitoring charges, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense (benefit) effect of (1) these adjustments and (2) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define Adjusted Pro Forma Earnings per Diluted Share as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interest in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$417	$(4,538)	$1,316	$(10,165)
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	454	—	1,792	—
Monitoring fees (2)	—	501	—	981
Equity-based compensation (3)	1,171	2,973	2,143	3,745
Earnout fair market value adjustment (4)	—	—	—	8
Inventory step-up (5)	—	1,129	—	2,630
Acquisition transaction costs and other expenses (6)	—	1,541	28	4,175
Foreign currency transaction (gain) loss (7)	2,602	(119)	1,160	(113)
Income tax (expense) benefit (8)	(1,109)	115	(1,212)	197
Adjusted pro forma net income	3,535	1,602	5,227	1,458

Weighted-average shares of Class A common stock outstanding-basic	23,344		23,341
Dilutive common units of FAH, LLC that are convertible into Class A common stock	27,392		27,384
Adjusted pro forma weighted-average shares of Class A stock outstanding - diluted	50,736		50,725
Adjusted pro forma earnings per diluted share	$0.07		$0.10

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(amounts in thousands)
Net income (loss)	$871	$(4,538)	$3,108	$(10,165)
Interest expense, net	5,584	7,692	11,480	14,677
Income tax expense (benefit)	70	1,024	530	1,024
Depreciation and amortization	9,650	7,588	18,951	14,322
EBITDA	$16,175	$11,766	$34,069	$19,858
Adjustments:
Monitoring fees (2)	—	501	—	981
Equity-based compensation (3)	1,171	2,973	2,143	3,745
Earnout fair market value adjustment (4)	—	—	—	8
Inventory step-up (5)	—	1,129	—	2,630
Acquisition transaction costs and other expenses (6)	—	1,541	28	4,175
Foreign currency transaction (gain) loss (7)	2,602	(119)	1,160	(113)
Adjusted EBITDA	$19,948	$17,791	$37,400	$31,284
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
(8)

Represents the income tax expense (benefit) effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent were company was a subchapter C corporation in periods prior to the IPO. This adjustment uses an effective tax rate of 25% for the three and six months ended June 30, 2018 and 36.2% for the three and six months ended June 30, 2017, respectively.

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

Liquidity

The following table shows summary cash flow information for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$22,141	$15,750
Net cash used in investing activities	(14,752)	(46,764)
Net cash (used in) provided by financing activities	(5,063)	37,627
Effect of exchange rates on cash and cash equivalents	838	(22)
Net increase in cash and cash equivalents	$3,164	$6,591

Operating Activities. Our net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $22.1 million for the six months ended June 30, 2018, compared to net cash provided by operating activities of $15.8 million for the six months ended June 30, 2017. The increase was primarily due to an increase in cash used in operating activities related to our $3.1 million net income in the six months ended June 30, 2018 compared to $10.2 million net loss in the six months ended June 30, 2017 and non-cash adjustments that increased net cash provided by operating activities by $1.5 million in the six months ended June 30, 2018, due primarily to increased depreciation and amortization, which increased $4.6 million as compared to the six months ended June 30, 2017.  These changes were partially offset by changes in working capital, which decreased cash provided by operating activities by $8.4 million. The decrease in working capital reduced net cash primarily through a decrease in accounts payable of $41.6 million and accrued expenses and other liabilities of $4.1 million, partially offset by increases in prepaid expenses and other assets of $14.3 million, accounts receivable of $12.4 million and inventory of $10.8 million.

For the six months ended June 30, 2017, net cash provided by operating activities was $15.8 million and was comprised of net loss of $10.2 million, increased by $20.5 million related to noncash adjustments, primarily related to depreciation and amortization, accretion of long-term debt discount and equity-based compensation. Changes in working capital increased cash provided by operating activities by $5.4 million. The increase in working capital favorably impacted net cash through decreases in accounts receivable of $5.3 million and inventory of $3.8 million, and further favorably impacted net cash through increases in accounts payable of $8.6 million and accrued expenses and other liabilities of $5.5 million, partially offset by increases in prepaid expenses and other assets of $11.1 million and decreases in accrued royalties of $6.7 million.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the six months ended June 30, 2018, net cash used in investing activities was $14.8 million and was primarily comprised of purchases of property and equipment primarily relating to tooling and molds.

For the six months ended June 30, 2017, net cash used in investing activities was $46.8 million and was primarily comprised of initial cash consideration of $12.6 million and $15.8 million for the Underground Toys Acquisition and the Loungefly Acquisition, respectively. Additionally, $18.3 million of net cash used in investing activities was for the purchase of property and equipment and primarily consisted of $10.3 million for the purchase of property and equipment related to tooling and molds for the expansion of product lines and $5.9 million for leasehold improvements related to the buildout of our new headquarters.

Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, contributions from, and distributions to, the Continuing Equity Owners and the payment of contingent consideration. We do not anticipate any future financing activity related to contributions from the Continuing Equity Owners.

For the six months ended June 30, 2018, net cash used in financing activities was $5.1 million, primarily related to net borrowings on the Revolving Credit Facility of $31.5 million, partially offset by payments on the Term Loan A Facility of $17.7 million, and $18.9 million in distributions to the Continuing Equity Owners.

For the six months ended June 30, 2017, net cash provided by financing activities was $37.6 million, primarily related to an increase of $59.0 million of net cash proceeds of Term Loan B Facility borrowings, a net increase of $44.3 million of

Revolving Credit Facility borrowings and $20 million in net proceeds from subordinated debt, partially offset by $72.8 million of distributions to the Continuing Equity Owners and $18.0 million paid for contingent consideration.

Financial Condition

Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”), we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. As of June 30, 2018 and December 31, 2017, we were in compliance with all covenants in our Senior Secured Credit Facilities.

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

In addition, the credit agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently fixed at 2.83:1.00.

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

As of June 30, 2018, we had $10.9 million of cash and cash equivalents and $67.3 million of working capital, compared with $7.7 million of cash and cash equivalents and $94.1 million of working capital as of December 31, 2017. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.

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

Contractual Obligations

There were no material changes in our commitments during the six months ended June 30, 2018 under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 outside the course of normal business.

 Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities, revenue and expenses at the date of the unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and sales allowances, royalties, inventory, goodwill and intangible assets, equity-based compensation and income taxes. Changes to these policies and estimates could have a material adverse effect on our results of operations and financial condition.

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

On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On May 21, 2018 the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants.

The complaints in both state and federal court allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs.

We are party to additional legal proceedings incidental to our business. While the outcome of these additional matters could differ from management’s expectations, we do not believe that the resolution of such matters is reasonably likely to have a material effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the Securities and Exchange Commission (“SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 72% and 64% of our sales for the six months ended June 30, 2018 and 2017, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership and collectively these licensors accounted for approximately 35% and 27% of our sales for the six months ended June 30, 2018 and 2017, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of June 30, 2018, we had a reserve of $6.4 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 77% and 72% of our sales for the six months ended June 30, 2018 and 2017, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that were successful in achieving a similar level of consumer acceptance and that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 40% and 45% of our sales for the six months ended June 30, 2018 and 2017, respectively.

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

In addition to existing competitors, the barriers to entry for new participants in our industry are low, and the increasing use of digital technology, social media and the internet to spark consumer interest has further increased the ability for new participants to enter our markets and has broadened the array of companies against which we compete. New participants can gain access to retail customers and consumers and become a significant source of competition for our products in a very short period of time. Additionally, since we do not have exclusive rights to any of the properties we license or the related entertainment brands, our competitors, including those with more resources and greater economies of scale, can obtain licenses to design and sell products based on the same properties that we license, potentially on more favorable terms. Any of these competitors may be able to bring new products to market more quickly, respond more rapidly than us to changes in consumer preferences and produce products of higher quality or that can be sold at more accessible price points. To the extent our competitors’ products achieve greater market acceptance than our products, our business, financial condition and results of operations will be adversely affected.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 669 as of June 30, 2018. As a result of the Underground Toys Acquisition in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the Loungefly Acquisition, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the six months ended June 30, 2018 and 2017, our gross margins (exclusive of depreciation and amortization) were 37.8% and 36.2%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the six months ended June 30, 2018 and 2017, we recorded reserves of $3.6 million and $0.2 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our intellectual property is a valuable asset of our business. As of June 30, 2018, we owned approximately 38 registered U.S. trademarks, 111 registered international trademarks, 14 pending U.S. trademark applications and 14 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.

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

We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts with our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

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

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 32.6% and 26.6% of our sales for the six months ended June 30, 2018 and 2017, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

We make sales to our European customers primarily through our subsidiary Funko UK, Ltd. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum and, in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The terms of any withdrawal are subject to a negotiation period that will last at least two years after the withdrawal process was initiated. These events have created significant uncertainty about the future relationship between the United Kingdom and the European Union and have given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom, as well as for the governments of other European Union member states to consider withdrawal.

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

Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2018 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.

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

We rely significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. In 2018, we initiated a relationship with a third party logistics company to process and fulfill customer orders in Europe. Any shortcoming of one of our vendors or outsourcers, including our third party logistics provider in Europe, particularly one affecting the quality of these services or systems, may be attributed by customers to us, thus damaging our reputation and brand value, and potentially affecting our results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales, reduce the efficiency of our operations and require significant capital investments to remediate.

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

As a company that designs and sells consumer products, we may be subject to product liability suits or involuntary product recalls or may choose to voluntarily conduct a product recall. While costs associated with product liability claims and product recalls have generally not been material to our business, the costs associated with future product liability claims or product recalls in any given fiscal year, individually or in the aggregate, could be significant. In addition, any product recall, regardless of the direct costs of the recall, could harm consumer perceptions of our products, subject us to additional government scrutiny, divert development and management resources, adversely affect our business operations and otherwise put us at a competitive disadvantage compared to other companies in our industry, any of which could have a significant adverse effect on our financial condition and results of operations.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et. al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. On May 8, 2015, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On May 21, 2018 the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants.

The complaints in both state and federal court allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs.

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

Acquisitions have been a component of our growth and the development of our business and are likely to continue to be in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, expand our distribution capabilities and allow us to build additional capabilities and competencies. For example, in the case of the Underground Toys Acquisition, we looked to strengthen our ability to sell our products directly to international retailers, primarily those located in Europe, and reduce our reliance on third-party distributors in Europe and certain other international jurisdictions. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively distribute our products, market our products, develop our competencies or to grow our business.

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

Additionally, some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Furthermore, in June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales taxes on sales made to the state’s residents, which may permit wider enforcement of sales tax collection requirements.  These collection responsibilities and the complexity associated with tax collection, remittance and audit requirements would also increase the costs associated with our e-commerce business.

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

In addition, we have recently implemented, and expect to continue to invest in and implement, modifications and upgrades to our information technology systems and procedures to support our growth and the development of our e-commerce business. These modifications and upgrades could require substantial investment and may not improve our profitability at a level that outweighs their costs, or at all. In addition, the process of implementing any new technology systems involves inherent costs and risks, including potential delays and system failures, the potential disruption of our internal control structure, the diversion of management’s time and attention, and the need to re-train or hire new employees, any of which could disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. In particular, our operations will be subject to the European Union’s new General Data Protection Regulation, effective in May 2018, which has imposed a host of new data privacy and security requirements on companies doing business in the European Union and substantial penalties for non-compliance. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Our indebtedness could adversely affect our financial health and competitive position.

As of June 30, 2018, we had $248.5 million of indebtedness outstanding under our Senior Secured Credit Facilities, consisting of $206.1 million outstanding under our Term Loan A Facility (net of unamortized discount of $4.6 million) and $42.3 million outstanding under our Revolving Credit Facility.

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

Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of the date of this report, ACON holds approximately 48.4% of the combined voting power of our common stock through its ownership of 12,921,039 shares of our Class A common stock and 10,495,687 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of the date of this report, collectively hold approximately 51.6% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 23,365,488 common units of FAH, LLC as of June 30, 2018, representing approximately 48.4% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that FAH, LLC will be required to make may be substantial.

As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC.  As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Holders, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement between FAH, LLC, the Continuing Equity Owners and us. Funds we receive from FAH, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business.  To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock.

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

We have an aggregate of 176,634,512 shares of Class A common stock authorized but unissued, as well as approximately 24,955,832 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance under our 2017 Plan 5,518,518 shares of Class A common stock, including, as of June 30, 2018, 965,500 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees in connection with the IPO as well as 623,850 shares of Class A common stock underlying stock options and 852,962 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees during six months ended June 30, 2018. Any shares of Class A common stock that we issue, including under our 2017 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

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

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we now incur significant legal, accounting and other expenses that we did not previously incur. Additionally, most of our management team, including our chief executive officer and chief financial officer, have not previously managed a publicly traded company, and as a result, have little experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors has served on the board of directors of a public company. Our entire management team and many of our other employees now need to devote substantial time to compliance and may not be able to effectively or efficiently manage us our transition into a public company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

10.1	Form of Restricted Stock Unit Award Agreement.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 10, 2018	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)