Form 10-Q
period 2018-09-30
Funko, Inc.
filed 2018-11-09
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, the registrant had 24,733,240 shares of Class A common stock, $0.0001 par value per share, and 23,633,692 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$176,915	$142,812	$452,849	$346,610
Cost of sales (exclusive of depreciation and amortization shown separately below)	108,898	84,387	280,536	214,453
Selling, general, and administrative expenses	41,267	32,511	110,306	83,412
Acquisition transaction costs	-	136	28	3,222
Depreciation and amortization	9,961	8,433	28,912	22,755
Total operating expenses	160,126	125,467	419,782	323,842
Income from operations	16,789	17,345	33,067	22,768
Interest expense, net	5,750	9,091	17,230	23,768
Other (income) expense, net	1,434	(32)	2,594	(145)
Income (loss) before income taxes	9,605	8,286	13,243	(855)
Income tax expense	1,519	22	2,049	1,046
Net income (loss)	8,086	8,264	11,194	(1,901)
Less: net income attributable to non-controlling interests	6,056	-	7,848	-
Net income (loss) attributable to Funko, Inc.	$2,030	$8,264	$3,346	$(1,901)

Earnings per share of Class A common stock (1):
Basic	$0.09		$0.14
Diluted	$0.08		$0.13
Weighted average shares of Class A common stock outstanding (1):
Basic	23,765		23,484
Diluted	26,286		25,124

(1)	Basic and diluted earnings per Class A common stock is applicable only for the period after the Company’s initial public offering. See Note 11, Earnings per Share.

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$8,086	$8,264	$11,194	$(1,901)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $92 and $0 for the three months ended September 30, 2018 and 2017, and $31 and $0 for the nine months ended September 30, 2018 and 2017, respectively	(149)	590	(1,338)	1,361
Comprehensive income (loss)	7,937	8,854	9,856	(540)
Less: Comprehensive income attributable to non-controlling interests	5,951	—	7,149	—
Comprehensive income (loss) attributable to Funko, Inc.	$1,986	$8,854	$2,707	$(540)

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,576	$7,728
Accounts receivable, net	127,026	115,478
Inventory	81,206	79,082
Prepaid expenses and other current assets	25,302	21,727
Total current assets	244,110	224,015
Property and equipment, net	44,469	40,438
Goodwill	112,977	110,902
Intangible assets, net	237,518	250,649
Deferred tax asset	5,795	51
Other assets	3,896	4,258
Total assets	$648,765	$630,313
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$54,899	$10,801
Current portion long-term debt, net of unamortized discount	7,973	7,928
Accounts payable	34,978	53,428
Income taxes payable	2,371	2,268
Accrued royalties	31,494	25,969
Accrued expenses and other current liabilities	31,066	27,032
Current portion of contingent consideration	2,500	2,500
Total current liabilities	165,281	129,926
Long-term debt, net of unamortized discount	196,181	215,170
Deferred tax liability	65	588
Deferred rent and other long-term liabilities	10,820	3,474
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 24,701 and 23,338 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 23,665 and 24,976 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	142,426	129,320
Accumulated other comprehensive income	163	802
Retained earnings	4,387	1,041
Total stockholders' equity attributable to Funko, Inc.	146,980	131,167
Non-controlling interests	129,438	149,988
Total stockholders' equity	276,418	281,155
Total liabilities and stockholders' equity	$648,765	$630,313

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTs OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Other Comprehensive	Retained	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interests	Total
Period ended December 31, 2017	23,338	$2	24,976	$2	$129,320	$802	$1,041	$149,988	$281,155
Distribution to continuing equity owners	—	—	—	—	—	—	—	(20,441)	(20,441)
Equity-based compensation and option exercises	—	—	—	—	5,755	—	—	—	5,755
Cumulative translation adjustment, net of tax	—	—	—	—	—	(639)	—	(699)	(1,338)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	93	—	—	—	93
Redemption of common units of FAH, LLC	1,363	—	(1,311)	—	7,258	—		(7,258)	—
Net income	—	—	—	—	—	—	3,346	7,848	11,194
Period ended September 30, 2018	24,701	2	23,665	2	142,426	163	4,387	129,438	276,418

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating Activities
Net income (loss)	$11,194	$(1,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,912	22,755
Equity-based compensation	5,750	4,328
Contingent consideration	-	30
Accretion of discount on long-term debt	431	3,281
Amortization of debt issuance costs	1,107	378
Foreign currency gain	2,683	—
Deferred tax benefit	408	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,764)	(12,358)
Inventory	(3,705)	(17,158)
Prepaid expenses and other assets	(3,609)	(10,932)
Accounts payable	(20,234)	14,711
Income taxes payable	84	—
Accrued royalties	5,568	2,483
Accrued expenses and other liabilities	6,583	4,823
Net cash provided by operating activities	21,408	10,440

Investing Activities
Purchase of property and equipment	(20,870)	(26,278)
Acquisitions, net of cash	(635)	(28,443)
Net cash used in investing activities	(21,505)	(54,721)
Financing Activities
Borrowings on line of credit	251,853	110,177
Payments on line of credit	(207,755)	(55,256)
Proceeds from long-term debt, net	—	66,336
Payment of long-term debt	(20,050)	(9,650)
Proceeds from subordinated debt, net	—	20,000
Contingent consideration	—	(17,958)
Contributions from members	—	5,000
Distribution to continuing equity owners	(20,441)	(72,777)
Net cash provided by financing activities	3,607	45,872
Effect of exchange rates on cash and cash equivalents	(662)	(90)
Net increase in cash and cash equivalents	2,848	1,501
Cash and cash equivalents at beginning of period	7,728	6,161
Cash and cash equivalents at end of period	$10,576	$7,662

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

Recently Adopted Accounting Standards

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. Effective January 1, 2018, the Company adopted ASU 2014-09 and its related amendments (collectively, the “new revenue standards”) using the modified retrospective transition method, which was applied to all contracts not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standards, while prior periods were not adjusted. There was no impact related to the cumulative effect of the adoption of the new revenue standards on January 1. The adoption of the new revenue standard did not have any impact on the Company’s unaudited condensed consolidated financial statements as of or for the three and nine months ended September 30, 2018. The Company has applied the practical expedient prescribed in the new revenue standards and does not evaluate contracts of one year or less for the existence of a significant financing component.

Substantially all of the Company’s revenues continue to be recognized when control of the goods are transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards. Additionally, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs are considered variable consideration and are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimate process change; historically adjustments to estimated variable consideration have not been material.

Amounts received prior to when control of the goods is transferred to the customer are recorded as deferred revenue on the unaudited condensed consolidated balance sheet. Sales terms do not allow for a right of return exception in relation to a manufacturing defect. The Company defers revenue on these advance payments until its performance obligation is satisfied. Deferred revenue is classified as a current liability when recognition is expected within 12 months following the balance sheet date. Deferred revenue was not material to the Company’s unaudited condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017, and the changes in deferred revenue were not material to the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued guidance related to lease accounting that requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for leases with a term of more than 12 months. The standard is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We will adopt the lease standard and its related amendments on January 1, 2019 with a cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods.  This will result in a balance sheet presentation that is not comparable to prior periods in the year of adoption. The Company is in the process of its implementation which includes evaluating its leasing activities and developing its estimate of the right-of-use asset and lease liability, which is based on the present value of lease payments. Final financial statement impacts will depend on the lease portfolio at the time of adoption, but the impact on the balance sheet is expected to be material. The Company does not expect material changes to the recognition of operating lease expenses in its consolidated statements of operations.

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

A Large Evil Corporation Limited. On November 28, 2017, the Company acquired all of the outstanding equity of A Large Evil Corporation Limited (“A Large Evil Corporation Acquisition”), an animation studio based in the United Kingdom. The preliminary purchase consideration included $3.9 million paid in cash and additional $1.0 million due to the sellers based on certain working capital adjustments and other conditions as per the agreement. The purchase price allocation was finalized during the third quarter of 2018 and the estimated fair value of the assets acquired and liabilities assumed has been finalized.  The finalization of the purchase price allocation resulted in no change from the preliminary estimate.

Loungefly. On June 28, 2017, the Company acquired all of the outstanding equity interests of Loungefly, LLC (“Loungefly”), a designer of licensed pop culture fashion handbags, small leather goods and accessories (the “Loungefly Acquisition”). The purchase consideration included $17.9 million paid in cash, which included $1.8 million in transaction fees paid on behalf of the seller, and the issuance of $2.1 million of FAH, LLC’s Class A units. The purchase price allocation was finalized during the first quarter of 2018 and the estimated fair value of the assets acquired and liabilities assumed has been finalized. The finalization of purchase price allocation resulted primarily in a reduction of $1.7 million to intangible assets and an increase in goodwill of $1.8 million.

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

The following table shows the amounts recognized for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation for each transaction described above as of the respective acquisition date:

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

Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its unaudited condensed consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value as of September 30, 2018 and December 31, 2017 included probabilities of the likelihood of assignment of license agreements that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.

The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited. The fair value of contingent consideration related to the acquisition of Underground Toys Limited was $2.5 million at September 30, 2018 and December 31, 2017.

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

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2018 and December 31, 2017, were approximately $263.2 million and $239.2 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2018 and December 31, 2017, were $259.1 million and $233.9 million, respectively.  The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and our standalone credit risk.

5. Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Line of credit	$54,899	$10,801
Term Loan A Facility	208,350	228,400
Debt issuance costs	(4,196)	(5,302)
Total term debt	204,154	223,098
Less: current portion	7,973	7,928
Long-term debt, net	$196,181	$215,170

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

The Senior Secured Credit Facilities also provide for an excess cash flow payment following the end of each fiscal year that requires the Company to prepay the outstanding principal amount of all loans under the Senior Secured Credit Facilities in an aggregate amount equal to 60% of excess cash flow for such fiscal year, subject to certain step-downs and other reductions based on the Company’s senior leverage ratio and the amount of certain voluntary prepayments. The Company did not make any excess cash flow prepayments for the nine months ended September 30, 2018 or 2017.

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

The Senior Secured Credit Facilities are collateralized by substantially all of the assets of, and the equity interests held by, the borrowers and any subsidiary guarantor that may become party to the credit agreement in the future, subject to certain exceptions. The Senior Secured Credit Facilities also contain certain financial and restrictive covenants. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

The Company had $54.9 million and $10.8 million of borrowings outstanding under the Revolving Credit Facility as of September 30, 2018 and December 31, 2017, respectively. There were no outstanding letters of credit as of September 30, 2018 and December 31, 2017.

On October 22, 2018, we refinanced the Senior Secured Credit Facilities. See Note 12, Subsequent Event, for further information.

6. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

The Company is currently in the process of negotiating a renewal of our licensing agreements with Disney and its controlled affiliates, LucasFilm and Marvel. As of September 30, 2018, we had accrued a $2.0 million consent fee under our existing licensing agreements with Disney, which we expect to pay in connection with the renewal of such licensing agreements. However, there is no certainty regarding the amount and timing of such consent fee, and the terms of any final agreement reached with Disney may be less favorable to us than the terms of our existing licensing agreements.

Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2027. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For certain leases we receive tenant improvement allowances and record those as deferred rent on the unaudited condensed consolidated balance sheets and amortize the tenant improvement allowances on a straight-line basis over the lease term as a reduction of rent expense. Rent expense, net of sublease income, was $3.1 million and $1.6 million for the three months ended

September 30, 2018 and 2017, respectively, and $7.7 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Liabilities under Tax Receivable Agreement

As discussed in Note 11, Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.

The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments.

During the three and nine months ended September 30, 2018, the Company recognized an additional liability in the amount of $6.5 million and $6.6 million, respectively, for the payments due to the redeeming members under the Tax Receivable Agreement, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on our estimate of future taxable income. The Company did not record any liabilities for the Tax Receivable Agreement during the three and nine months ended September 30, 2017.

There were no payments made pursuant to the Tax Receivable Agreement during the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $6.6 million, of which $0.6 million was included in Accrued expenses and other current liabilities, and $6.0 million was included in Deferred rent and other long-term liabilities on the condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as we concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.  At December 31, 2017, the Company did not have any obligations recorded under the Tax Receivable Agreement.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Figures	80.1%	80.4%	82.1%	82.4%
Other	19.9%	19.6%	17.9%	17.6%

The following tables present summarized geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
United States	$121,316	$104,234	$307,274	$253,782
International	55,599	38,578	145,575	92,828
Total net sales	$176,915	$142,812	$452,849	$346,610

	September 30,	December 31,
	2018	2017
Long-lived assets:
United States	$24,370	$24,637
China and Vietnam	21,202	18,865
United Kingdom	2,793	1,194
Total long-lived assets	$48,365	$44,696

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

The Company had no management fees for the three and nine months ended September 30, 2018.  The Company recognized $0.5 million and $1.5 million in management fees for the three and nine months ended September 30, 2017, respectively. These fees are recorded within selling, general and administrative expenses. As of September 30, 2018 and December 31, 2017, there were no amounts due to ACON Equity Management.

Promissory Notes

In October 2015, the Company entered into subscription agreements with several members of management (the “Purchasers”) to purchase FAH, LLC Class A units having an aggregate purchase price of $0.9 million. Funko, LLC entered into a secured promissory note with each Purchaser in an amount equal to the purchase price of the Class A units purchased by such individual. Amounts outstanding under the promissory notes were collateralized by all direct or indirect ownership interests of the Purchasers in FAH, LLC. The promissory notes had an 8% interest rate compounded on an annual basis and were recorded as a non-cash transaction within members’ equity. The Company recognized interest on a cash basis when principal payments were made and recorded a nominal amount of interest income for the three and nine months ended September 30, 2017. On October 5, 2017, outstanding aggregate principal and accrued interest of $0.2 million was forgiven for certain of FAH, LLC’s officers and executives. In November 2017, the remaining promissory notes were repaid in full with proceeds from the IPO.

Other Agreements

In June 2017, in connection with the Loungefly Acquisition, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain employees of the Company, who were the former owners of Loungefly. For the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.3 million, respectively, in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. At September 30, 2018, amounts owed to those entities were $3.1 million and were recorded in accounts payable on the unaudited condensed consolidated balance sheet.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three and nine months ended September 30, 2018, the Company recorded approximately $2.5 million and $4.4 million, respectively, in net sales to Forbidden Planet. At each of September 30, 2018 and December 31, 2017, accounts receivable from Forbidden Planet was $0.5 million on the unaudited condensed consolidated balance sheets.

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

The Company recorded $1.5 million and $2.0 million of income tax expense for the three and nine months ended September 30, 2018, respectively.  The Company’s estimated annual effective tax rate for the nine months ended September 30, 2018 was 15.5%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. The results from the three and nine months ended September 30, 2017 reflect the U.K.

Corporation Tax attributable to Funko UK, Ltd., but does not reflect the U.S. tax expense of FAH, LLC, which as a pass-through entity, was not subject to U.S. income tax.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was passed. The Tax Act changed existing U.S. tax law, including changes to U.S. corporate tax rates, business-related exclusions, and deductions and credits.

Analysis and interpretation of the Tax Act is provisional. The Company continues to assess and analyze the potential impacts of the Tax Act that could potentially impact the measurement of our tax balances. During the three and nine months ended September 30, 2018, the Company did not make any additional adjustments related to the Tax Act provisional amounts recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

As a result of the IPO and certain reorganization transactions, the Company recorded a net deferred tax asset resulting from the outside basis difference of its interest in FAH, LLC. The Company determined that the deferred tax asset related to acquiring its interest in FAH, LLC through the newly issued FAH, LLC units is not expected to be realized unless the Company disposes of its investment in FAH, LLC. Accordingly, the Company established a valuation allowance of $8.9 million against this portion of its deferred tax asset. The Company did not recognize any change to the valuation allowance through the provision for income tax or other comprehensive income for the three and nine months ended September 30, 2018.

Pursuant to our election under Section 754 of the Internal Revenue Code, we expect the Company will receive additional increases in its share of the tax basis of FAH, LLC assets when the Continuing Equity Owners exchange common units of FAH, LLC (together with the corresponding shares of Class B common stock) for Class A common stock. If the Company acquires common units of FAH, LLC from the Continuing Equity Owners, we expect both the original basis adjustments and the anticipated basis adjustments will increase, resulting in additional future tax deductions and therefore reducing the amount of future income tax the Company would otherwise be required to pay. These potential future increases in tax basis will result in additional deferred tax assets and additional liabilities under the Tax Receivable Agreement, representing approximately 85% of the projected tax savings for the expected use of these tax attributes. Such amounts will be recorded at the time of these future exchanges based on our projections of taxable income and other factors that may exist at the time of such exchanges.

During the nine months ended September 30, 2018, the Company acquired an aggregate of 1.4 million common units of FAH, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the nine months ended September 30, 2018 the Company recognized an increase to its net deferred tax assets in the amount of $6.7 million, and corresponding Tax Receivable Agreement liabilities of $6.6 million, representing 85% of the tax benefits due to the Continuing Equity Owners.

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

Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2018 and December 31, 2017, Funko, Inc. owned 24.7 million and 23.3 million of FAH, LLC common units, respectively, representing a 50.5% and 48.3% economic ownership interest in FAH, LLC, respectively.

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

Prior to the IPO, the FAH, LLC membership structure included Class A Units, Profits Units and HR Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2017.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Numerator:
Net income attributable to Funko, Inc.	$8,086	$11,194
Less: net income attributable to non-controlling interests	6,056	7,848
Net income attributable to Funko, Inc. — basic	$2,030	$3,346
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—
Net income attributable to Funko, Inc. — diluted	$2,030	$3,346
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	23,765,291	23,484,041
Add: Effect of dilutive equity-based compensation awards	2,520,242	1,640,327
Weighted-average shares of Class A common stock outstanding — diluted	26,285,533	25,124,368
Earnings per share of Class A common stock — basic	$0.09	$0.14
Earnings per share of Class A common stock — diluted	$0.08	$0.13

For the three and nine months ended September 30, 2018, an aggregate of 25.4 million and 26.2 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, anti-dilutive securities included 25.2 million and 25.4 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

12. Subsequent Event

On October 22, 2018 (the “Closing Date”), the Company entered into a new credit agreement providing for a term loan facility in the amount of $235.0 million (the “New Term Loan Facility”) and a revolving credit facility of $50.0 million (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”).

Upon closing, proceeds from the New Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility.  Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.

The New Term Loan Facility matures on October 22, 2023 (the “Maturity Date”).  The New Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the New Term Loan Facility in the first and second years of the New Term Loan Facility, 10.00% of the original principal amount of the New Term Loan Facility in the third and fourth years of the New Term Loan Facility and 12.50% of the original principal amount of the New Term Loan Facility in the fifth year of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date.  The first amortization payment is on December 31, 2018.  The New Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

Loans under the New Credit Facilities will, at the Company’s option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) plus 3.25% or the Base Rate (as defined in the Credit Agreement) plus 2.25%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.

Under certain circumstances described in the Credit Agreement, the Company may increase the New Credit Facilities in an aggregate amount not to exceed $25.0 million.

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

•	“Revolving Credit Facility” refers to our former revolving credit facility, including a $3.0 million subfacility for the issuance of letters of credit.
•	“Senior Secured Credit Facilities” refers to our Term Loan A Facility, Term Loan B Facility and Revolving Credit Facility Together.
•	“Term Loan A Facility” refers to our former credit agreement that provided for a $175.0 million term loan facility.
•

“Term Loan B Facility” refers to an amendment to our former credit agreement which provided for, among other things, an additional $50.0 million term loan facility separate from the Term Loan A Facility.

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

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At September 30, 2018, we held 24,700,517 common units, representing an approximately 50.5% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Net sales	$176,915	$142,812	$452,849	$346,610
Net income (loss)	$8,086	$8,264	$11,194	$(1,901)
EBITDA (1)	$25,316	$25,810	$59,385	$45,668
Adjusted EBITDA (1)	$34,051	$27,008	$71,451	$58,292
(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth information comparing the components of net income (loss) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$176,915	$142,812	$34,103	23.9%
Cost of sales (exclusive of depreciation and amortization shown separately below)	108,898	84,387	24,511	29.0%
Selling, general, and administrative expenses	41,267	32,511	8,756	26.9%
Acquisition transaction costs	—	136	(136)	-100.0%
Depreciation and amortization	9,961	8,433	1,528	18.1%
Total operating expenses	160,126	125,467	34,659	27.6%
Income from operations	16,789	17,345	(556)	-3.2%
Interest expense, net	5,750	9,091	(3,341)	-36.8%
Other (income) expense, net	1,434	(32)	1,466	-4581.3%
Income before income taxes	9,605	8,286	1,319	15.9%
Income tax expense	1,519	22	1,497	6804.5%
Net income	8,086	8,264	(178)	-2.2%
Less: net income attributable to non-controlling interests	6,056	—	6,056	na
Net income attributable to Funko, Inc.	$2,030	$8,264	$(6,234)	-75.4%

Net Sales

Net sales were $176.9 million for the three months ended September 30, 2018, an increase of 23.9%, compared to $142.8 million for the three months ended September 30, 2017. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio as well as enhanced distribution and product placement with our retail partners. For the three months ended September 30, 2018, the number of active properties increased 38.3% to 553 from 400 for the three months ended September 30, 2017.  The average net sales per active property decreased 10.4% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to the increase in the number of active properties. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against. On a geographical basis, net sales in the United States increased 16.4% to $121.3 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and net sales internationally increased 44.1% to $55.6 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of our growth in Europe. On a product category basis, net sales of figures increased 23.5% to $141.8 million in the three months ended September 30, 2018 and net sales of other products increased 25.6% to $35.2 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $108.9 million for the three months ended September 30, 2018, an increase of 29.0%, compared to $84.4 million for the three months ended September 30, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.4% for the three months ended September 30, 2018, compared to 40.9% for the three months ended September 30, 2017. The lower gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2018 reflected a reduction in the average sales price to our European customers due in part to an increase in shipments directly from our factories for which we generally provide sales discounts, as well as selective price reductions in Europe to better align global product pricing following the Underground Toys Acquisition.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $41.3 million for the three months ended September 30, 2018, an increase of 26.9%, compared to $32.5 million for the three months ended September 30, 2017. The increase was driven primarily by growth in the business, including incremental expenses associated with our direct distribution model in Europe, our Loungefly operations and Funko Animation Studios. More specifically, the increase in expenses primarily resulted from a $3.9 million increase in personnel expenses and commissions (which included $1.0 million of severance costs incurred during three months ended September 30, 2018 in connection with the departure of certain members of senior management, including the founders of Loungefly), a $3.0 million increase in equity-based compensation expenses, and a $1.9 million increase in rent and related facilities costs. Selling, general, and administrative expenses for the three months ended September 30, 2018 also included a one-time $2.0 million consent fee under our existing license agreements which we expect to pay in connection with the renewal of such licensing agreements. Selling, general and administrative expenses were 23.3% of net sales for the three months ended September 30, 2018, compared to 22.8% of net sales for the three months ended September 30, 2017.

Acquisition Transaction Costs

There were no transaction costs related to acquisitions for the three months ended September 30, 2018 and acquisition transaction costs of $0.1 million for the three months ended September 30, 2017. Transaction costs for the three months ended September 30, 2017 were primarily related to the Underground Toys and Loungefly Acquisitions.

Depreciation and Amortization

Depreciation and amortization expense was $10.0 million for the three months ended September 30, 2018 compared to $8.4 million for the three months ended September 30, 2017. The increase was primarily due to depreciation expense, which increased $1.6 million, primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines and leasehold improvements at our corporate offices and warehouse facilities.

Interest Expense, Net

Interest expense, net was $5.8 million for the three months ended September 30, 2018, a decrease of 36.8%, compared to $9.1 million for the three months ended September 30, 2017. The decrease in interest expense, net was primarily related to the paydown of the Term Loan B Facility and Revolving Credit Facility with proceeds from our IPO in November 2017.

Other (income) expense, net

Other (income) expense, net was an expense of $1.4 million for the three months ended September 30, 2018, compared to a nominal amount of income for the three months ended September 30, 2017. The change in other (income) expense, net for the three months ended September 30, 2018 was primarily related to foreign currency gains and losses incurred during the period relating to transactions denominated in currency other than the U.S. dollar.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$452,849	$346,610	$106,239	30.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	280,536	214,453	66,083	30.8%
Selling, general, and administrative expenses	110,306	83,412	26,894	32.2%
Acquisition transaction costs	28	3,222	(3,194)	-99.1%
Depreciation and amortization	28,912	22,755	6,157	27.1%
Total operating expenses	419,782	323,842	95,940	29.6%
Income from operations	33,067	22,768	10,299	45.2%
Interest expense, net	17,230	23,768	(6,538)	-27.5%
Other (income) expense, net	2,594	(145)	2,739	-1889.0%
Income (loss) before income taxes	13,243	(855)	14,098	-1648.9%
Income tax expense	2,049	1,046	1,003	95.9%
Net income (loss)	11,194	(1,901)	13,095	-688.8%
Less: net income attributable to non-controlling interests	7,848	—	7,848	na
Net income (loss) attributable to Funko, Inc.	$3,346	$(1,901)	$5,247	-276.0%

Net Sales

Net sales were $452.8 million for the nine months ended September 30, 2018, an increase of 30.7%, compared to $346.6 million for the nine months ended September 30, 2017. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio, as well as enhanced distribution and product placement with our retail partners. For the nine months ended September 30, 2018, the number of active properties increased 28.2% to 600 from 468 for the nine months ended September 30, 2017, and the average net sales per active property increased 1.9% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. On a geographical basis, net sales in the United States increased 21.1% to $307.3 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, and net sales internationally increased 56.8% to $145.6 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily as a result of our growth in Europe. On a product category basis, net sales of figures increased 30.2% to $371.8 million in the nine months ended September 30, 2018 and net sales of other products increased 32.6% to $81.0 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $280.5 million for the nine months ended September 30, 2018, an increase of 30.8%, compared to $214.5 million for the nine months ended September 30, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, due primarily to an increase in total active properties and increased international sales.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.1% for the nine months ended September 30, 2018, compared to 38.1% for the nine months ended September 30, 2017. Although stable overall, gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2018 reflected higher product margins in Europe, which include the positive impact of recording $2.6 million of inventory step up costs related to the Underground Toys Acquisition in the nine months ended September 30, 2017, offset by higher royalty expenses from the mix of properties sold and approximately $1.8 million of costs related to Toys R Us shipments for which no revenue was recognized during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $110.3 million for the nine months ended September 30, 2018, an increase of 32.2%, compared to $83.4 million for the nine months ended September 30, 2017. The increase was driven primarily by growth in the business, including incremental expenses associated with our direct distribution model in Europe, our Loungefly operations and Funko Animation Studios. More specifically, the increase in expenses primarily resulted from a $17.7 million increase in personnel expenses and commissions (which included $1.0 million of severance costs incurred during the nine months ended September 30, 2018 in connection with the departure of certain members of senior management, including the founders of Loungefly) and a $5.2 million increase in rent and related facilities costs. Selling, general, and administrative expenses for the nine months ended September 30, 2018 also included a one-time $2.0 million consent fee under our existing license agreements which we expect to pay in connection with the renewal of such licensing agreements. Selling, general and administrative expenses were 24.4% of net sales for both the nine months ended September 30, 2018 and 2017.

Acquisition Transaction Costs

Transaction costs related to acquisitions were nominal for the nine months ended September 30, 2018 and $3.2 million for the nine months ended September 30, 2017. Transaction costs for the nine months ended September 30, 2017 were primarily related to the Underground Toys and Loungefly Acquisitions.

Depreciation and Amortization

Depreciation and amortization expense was $28.9 million for the nine months ended September 30, 2018 compared to $22.8 million for the nine months ended September 30, 2017. Depreciation increased $5.5 million, primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines, leasehold improvements at our corporate offices and warehouse facilities, and amortization increased $0.7 million as a result of the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net was $17.2 million for the nine months ended September 30, 2018, a decrease of 27.5%, compared to $23.8 million for the nine months ended September 30, 2017. The decrease in interest expense, net was primarily related to the paydown of the Term Loan B Facility and Revolving Credit Facility with proceeds from our IPO in November 2017.

Other (income) expense, net

Other (income) expense, net was $2.6 million of expense for the nine months ended September 30, 2018 and $0.1 million of income for the nine months ended September 30, 2017. Other (income) expense, net for the nine months ended September 30, 2018 was primarily related to foreign currency gains and losses incurred during the period relating to transactions denominated in currency other than the US dollar.

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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$2,030	$8,264	$3,346	$(1,901)
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	6,056	—	7,848	—
Monitoring fees (2)	—	489	—	1,470
Equity-based compensation (3)	3,607	583	5,750	4,328
Earnout fair market value adjustment (4)	—	22	—	30
Inventory step-up (5)	—	—	—	2,630
Acquisition transaction costs and other expenses (6)	2,663	136	2,691	4,311
Severance costs (7)	1,031	—	1,031	-
Foreign currency transaction (gain) loss (8)	1,434	(32)	2,594	(145)
Income tax expense (9)	(3,066)	(3,411)	(4,278)	(3,214)
Adjusted pro forma net income	13,755	6,051	18,982	7,509

Weighted-average shares of Class A common stock outstanding-basic	23,765		23,484
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	27,682		27,046
Adjusted pro forma weighted-average shares of Class A stock outstanding - diluted	51,447		50,530
Adjusted pro forma earnings per diluted share	$0.27		$0.38

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)
Net income (loss)	$8,086	$8,264	$11,194	$(1,901)
Interest expense, net	5,750	9,091	17,230	23,768
Income tax expense (benefit)	1,519	22	2,049	1,046
Depreciation and amortization	9,961	8,433	28,912	22,755
EBITDA	$25,316	$25,810	$59,385	$45,668
Adjustments:
Monitoring fees (2)	—	489	—	1,470
Equity-based compensation (3)	3,607	583	5,750	4,328
Earnout fair market value adjustment (4)	—	22	—	30
Inventory step-up (5)	—	—	—	2,630
Acquisition transaction costs and other expenses (6)	2,663	136	2,691	4,311
Severance costs (7)	1,031	—	1,031	—
Foreign currency transaction (gain) loss (8)	1,434	(32)	2,594	(145)
Adjusted EBITDA	$34,051	$27,008	$71,451	$58,292
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
(6)

Represents legal, accounting, and other related costs incurred in connection with the IPO, acquisitions and other transactions. Included for the three and nine months ended September 30, 2018 is a one-time $2.0 million consent fee related to certain existing license agreements which we expect to pay in connection with the renewal of such licensing agreements.

(7)	Represents severance costs incurred in connection with the departure of certain members of senior management, including the founders of Loungefly.
(8)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.
(9)

Represents the income tax expense (benefit) effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent were company was a subchapter C corporation in periods prior to the IPO. This adjustment uses an effective tax rate of 25% for the three and nine months ended September 30, 2018 and 36.2% for the three and nine months ended September 30, 2017, respectively.

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

On March 7, 2018, we entered into an amendment to our former credit agreement which provides for, among other things, (i) a $13.0 million prepayment of the amounts owing under the Term Loan A Facility on the effective date of the amendment, with no changes in the amount of future amortization payments, (ii) a reduction in the interest rate margins (a) for the Term Loan A Facility, from 6.25% to 5.50% for base rate loans and 7.25% to 6.50% for LIBOR rate loans and (b) for the Revolving Credit Facility, from 2.50% to 1.75% for LIBOR rate loans, (iii) a 1% prepayment premium on prepayments under both the Term Loan A Facility and the Revolving Credit Facility for 180 days after the effective date of the amendment, and (iv) a $20.0 million increase to the borrowing base under the Revolving Credit Facility, so long as no loan party formed under the laws of England and Wales or Funko UK, Ltd. incurs secured indebtedness for borrowed money.

On October 22, 2018 (the “Closing Date”), Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC (each, a “Borrower” and collectively, the “Borrowers”), entered into a new credit agreement by and among each Borrower, certain financial institutions party thereto and PNC Bank, National Association, as administrative agent and collateral agent (the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “New Term Loan Facility”) and a revolving credit facility of $50.0 million (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the existing Senior Secured Credit Facilities.

Liquidity

The following table shows summary cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$21,408	$10,440
Net cash used in investing activities	(21,505)	(54,721)
Net cash provided by financing activities	3,607	45,872
Effect of exchange rates on cash and cash equivalents	(662)	(90)
Net increase in cash and cash equivalents	$2,848	$1,501

Operating Activities. Our net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $21.4 million for the nine months ended September 30, 2018, compared to net cash provided by operating activities of $10.4 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in cash provided by operating activities related to our $11.2 million net income in the nine months ended September 30, 2018 compared to a $1.9 million net loss in the nine months ended September 30, 2017. Non-cash adjustments also increased net cash provided by operating activities by $8.5 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to increases in depreciation and amortization of $6.2 million and foreign currency loss of $2.7 million.  These increases to net cash provided by operating activities were partially offset by changes in working capital that decreased cash provided by operating activities by $10.6 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to a decrease in accounts payable of $34.9 million, partially offset by decreases in inventory of $13.5 million, prepaid expenses and other assets of $7.3 million, and accrued royalties of $3.1 million.

For the nine months ended September 30, 2017, net cash provided by operating activities was $10.4 million and was comprised of net loss of $1.9 million, increased by $30.8 million related to noncash adjustments, primarily related to depreciation and amortization, equity-based compensation and accretion of long-term debt discount. Changes in working capital decreased cash provided by operating activities by $18.4 million. The decrease in working capital negatively impacted net cash through increases in inventory of $17.2 million, accounts receivable of $12.4 million and prepaid expenses and other assets of $10.9 million, partially offset by increases in accounts payable of $14.7 million, accrued expenses and other liabilities of $4.8 million and accrued royalties of $4.8 million.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the nine months ended September 30, 2018, net cash used in investing activities was $21.5 million and was primarily comprised of purchases of property and equipment primarily relating to tooling and molds.

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

For the nine months ended September 30, 2018, net cash used in financing activities was $3.6 million, primarily related to net borrowings on the Revolving Credit Facility of $44.1 million, partially offset by payments on the Term Loan A Facility of $20.1 million, and $20.4 million in distributions to the Continuing Equity Owners.

For the nine months ended September 30, 2017, net cash provided by financing activities was $45.9 million, primarily related to an increase of $56.7 million of net cash proceeds of Term Loan B Facility borrowings, a net increase of $54.9 million of Revolving Credit Facility borrowings and $20 million in net proceeds from subordinated debt, partially offset by $72.8 million of distributions to the Continuing Equity Owners and $18.0 million paid for contingent consideration.

Financial Condition

Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”), we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our New Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our New Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. As of September 30, 2018 and December 31, 2017, we were in compliance with all covenants in our Senior Secured Credit Facilities and we are currently in compliance with all of the covenants in our New Credit Facilities.

As noted above, on October 22, 2018, we entered into the New Credit Facilities and repaid in full our existing Senior Secured Credit Facilities.  The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.

The Borrowers and any of their existing or future material domestic subsidiaries guarantee repayment of the New Credit Facilities. The New Term Loan Facility matures on October 22, 2023 (the “Maturity Date”).  The New Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the New Term Loan Facility in the first and second years of the New Term Loan Facility, 10.00% of the original principal amount of the New Term Loan Facility in the third and fourth years of the New Term Loan Facility and 12.50% of the original principal amount of the New Term Loan Facility in the fifth year of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date.  The first amortization payment is due on December 31, 2018.  The New Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) plus 3.25% or the Base Rate (as defined in the Credit Agreement) plus 2.25%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.

Under certain circumstances described in the Credit Agreement, the Borrowers may increase the New Credit Facilities in an aggregate amount not to exceed $25.0 million.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:

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

In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently 3.00:1.00.

The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the New Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and changes of control. The Credit Agreement defines “change of control” to include, among other things, any person or group other than ACON and its affiliates becoming the beneficial owner of more than 35% of the voting power of the equity interests of Funko, Inc.

As of September 30, 2018, we had $10.6 million of cash and cash equivalents and $78.8 million of working capital, compared with $7.7 million of cash and cash equivalents and $94.1 million of working capital as of December 31, 2017. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Senior Secured Credit Facilities and New Credit Facilities (see Note 5, Debt). On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. In addition, on October 22, 2018, we entered into our New Credit Facilities and repaid in full our existing Senior Secured Credit Facilities.

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

Contractual Obligations

There were no material changes in our commitments during the nine months ended September 30, 2018 under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 outside the course of normal business.

 Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action.

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

Our net sales and profitability have grown rapidly in recent periods; however, this should not be considered indicative of our future performance. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:

•	expand our market presence in existing sales channels and enter additional sales channels;
•	anticipate, gauge and respond to rapidly changing consumer preferences and pop culture trends;
•	acquire or enter into new licenses in existing product categories or in new product categories and renew existing licenses;

•	expand our geographic presence to take advantage of opportunities outside of the United States;
•	enhance and maintain favorable brand recognition for our Company and product offerings;
•	maintain and expand margins through sales growth and efficiency initiatives;
•	effectively manage our relationships with third-party manufacturers;
•	effectively manage our debt, working capital and capital investments to maintain and improve the generation of cash flow; and
•	execute any acquisitions quickly and efficiently and integrate businesses successfully.

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

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 72% and 70% of our sales for the nine months ended September 30, 2018 and 2017, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 35% and 31% of our sales for the nine months ended September 30, 2018 and 2017, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements. Currently, we are in the process of negotiating a renewal of our licensing agreements with Disney, LucasFilm and Marvel. While we believe our relationship with Disney remains strong, there is no guarantee that we will be able to renew such license agreements on favorable terms or at all. In connection with such renewals, we may be required to provide Disney certain benefits or fees, which could be significant.  Additionally, we anticipate paying Disney approximately $2.0 million as a consent fee under our existing licensing agreements, which has been accrued as of September 30, 2018.  However, there is no certainty regarding the amount and timing of such consent fee, and the terms of any final agreement reached with Disney may be less favorable to us than the terms of our existing licensing agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of September 30, 2018, we had a reserve of $7.7 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

The interests of consumers evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate both the products and the movies, TV shows, video games, music, sports and other content releases (including the related characters), that will appeal to consumers and quickly develop and introduce products that can compete successfully for consumers’ limited time, attention and spending. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of consumer products and content that compete for consumers’ interest and acceptance, create an environment in which some products and content can fail to achieve consumer acceptance, while others can be popular during a certain period of time but then be rapidly replaced. As a result, consumer products, particularly those based on pop culture such as ours, can have short life cycles. In addition, given the growing market for digital products and the increasingly digital nature of pop culture, there is also a risk that consumer demand for physical products may decrease over time. If we devote time and resources to developing and marketing products that consumers do not find appealing enough to buy in sufficient quantities, our sales and profits may decline, and our business performance may be damaged. Similarly, if our product offerings fail to correctly anticipate consumer interests, our sales and earnings will be adversely affected.

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 76% and 70% of our sales for the nine months ended September 30, 2018 and 2017, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that were successful in achieving a similar level of consumer acceptance and that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 43% and 44% of our sales for the nine months ended September 30, 2018 and 2017, respectively.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 696 as of September 30, 2018. As a result of the Underground Toys Acquisition in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the Loungefly Acquisition, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the nine months ended September 30, 2018 and 2017, our gross margins (exclusive of depreciation and amortization) were 38.1% and 38.1%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the nine months ended September 30, 2018 and 2017, we recorded reserves of $1.8 million and $2.0 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our intellectual property is a valuable asset of our business. As of September 30, 2018, we owned approximately 38 registered U.S. trademarks, 124 registered international trademarks, 19 pending U.S. trademark applications and 8 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 32.1% and 26.8% of our sales for the nine months ended September 30, 2018 and 2017, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action.

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

As of September 30, 2018, we had $259.1 million of indebtedness outstanding under our Senior Secured Credit Facilities, consisting of $204.2 million outstanding under our Term Loan A Facility (net of unamortized discount of $4.2 million) and $54.9 million outstanding under our Revolving Credit Facility. On October 22, 2018, we entered into a new credit agreement (the “Credit Agreement”) providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility in the amount of $50.0 million. Proceeds from the New Credit Facilities were primarily used to repay the existing Senior Secured Credit Facilities.

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

In addition, the Credit Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:

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

The restrictive covenants in the Credit Agreement also require us to maintain specified financial ratios. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our credit facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our credit agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. As discussed above, the Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Additionally, the Continuing Equity Owners who, as of the date of this report, collectively hold approximately 75.8% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

In addition, pursuant to the Stockholders Agreement between Funko, Inc., ACON, Fundamental and Brian Mariotti, our chief executive officer (the “Stockholders Agreement”), ACON has the right to designate certain of our directors, which we refer to as the ACON Directors, which will be three ACON Directors for as long as ACON directly or indirectly, beneficially owns, in the aggregate 35% or more of our Class A common stock, two ACON Directors for so long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 35% but at least 25% or more of our Class A common stock and one ACON Director for as long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 25% but at least 15% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Each of ACON, Fundamental, and Brian Mariotti, our chief executive officer, will also agree to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ACON Directors and Mr. Mariotti for as long as he is our chief executive officer. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors; and (4) an ACON Director to be the chairperson of the board of directors (as defined in the amended and restated bylaws).

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

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 24,700,517 common units of FAH, LLC as of September 30, 2018, representing approximately 50.5% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

We have an aggregate of 175,295,976 shares of Class A common stock authorized but unissued, as well as approximately 24,257,606 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance under our 2017 Plan 5,518,518 shares of Class A common stock, including, as of September 30, 2018, 918,000 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees in connection with the IPO as well as 905,480 shares of Class A common stock underlying stock options and 1,878,659 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees during nine months ended September 30, 2018. Any shares of Class A common stock that we issue, including under our 2017 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

10.1	Credit Agreement dated October 22, 2018, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent and Collateral Agent, and each other financial institution from time to time party thereto.	8-K	001-38724	10.1	10/24/18
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: November 9, 2018	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)