Form 10-K
period 2018-12-31
Funko, Inc.
filed 2019-03-06
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $130.90 million.

As of March 1, 2019, the registrant had 27,344,705 shares of Class A common stock outstanding and 21,405,976 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 are incorporated herein by reference in Part III.

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

•

“Former Senior Secured Credit Facilities” refers to the Company’s credit agreement, dated October 30, 2015, which provided for a $175.0 million term loan facility (the “Term Loan A Facility”) and a revolving credit facility, including a $3.0 million sub-facility for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loan A Facility, the “Former Senior Secured Credit Facilities”). Among other amendments to the credit agreement, on January 17, 2017, the Company entered into an amendment which provided for, among other things, an additional $50.0 million term loan facility (the “Term Loan B Facility”), which was repaid in November 2017 in connection with our initial public offering (“IPO”). The Former Senior Secured Credit Facilities were terminated on October 22, 2018.

•	“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.
•

“New Credit Facilities” refers to the Company’s credit agreement, dated October 22, 2018 (the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “New Term Loan Facility”) and a revolving credit facility of $50.0 million (which was increased to $75.0 million on February 11, 2019) (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”).

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

•

“Transactions” refers to certain organizational transactions that we effected in connection with our IPO in November 2017. See Note 16, Stockholders’ Equity of the notes to our consolidated financial statements for a description of the Transactions.

•

“Warrant Holders” refers to lenders under our Former Senior Secured Credit Facilities (as defined herein) that previously held warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the consummation of the Transactions.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, our planned retail store in Los Angeles, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Funko: At the Nexus of Pop Culture

We are a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We typically infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, handbags and homewares. With our unique style, expertise in pop culture, broad product distribution and highly accessible price points, we have developed a passionate following for our products that has underpinned our growth. We believe we sit at the nexus of pop culture—content providers value us for our broad network of retail customers, retailers value us for our broad portfolio of licensed pop culture products and pop culture insights, and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.

Pop culture pervades modern life and almost everyone is a fan of something. In the past, pop culture fandom was often associated with stereotypical images of fans from narrow demographics, such as Star Trek fans attending conventions to speak Klingon to each other or friends getting together to play Dungeons & Dragons. Today, more quality content is available and technology innovation has made content accessible anytime, anywhere. As a result, the breadth and depth of pop culture fandom resembles, and in many cases exceeds, the type of fandom previously associated only with sports. Social media has further allowed for fans to share their love and form communities more easily than before. Everyday interactions at home, work or with friends, whether in person or through social media, are increasingly influenced by pop culture.

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

•

Content Providers: We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, Blizzard Entertainment, the National Football League and Warner Brothers. We have also recently entered into licensing relationships to develop products based on Fortnite and Pokémon. We strive to license every pop culture property that we believe is relevant to consumers. In 2018, we had license agreements with over 200 content providers covering over 600 active licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. For the year ended December 31, 2018, sales of our Pop! branded products grew 45% year-over-year in the United States, which is the most mature market for our Pop! branded products. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. We believe our track record of obtaining licenses from content providers, together with our proven ability to renew and extend the scope of our licenses, demonstrates the trust content providers place in us.

•

Retail Channels: We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers and e-commerce sites. We can provide our retail customers a customized product mix designed to appeal to their particular customer bases. Our current retail customers include GameStop, Amazon, Hot Topic, Target and Walmart in the United States, and Micromania, HEO, E.M.P. Merchandising and Smyths Toys, internationally. In 2018, we sold our products through over 2,500 U.S. retailers and internationally through both distributors and retailers, which represented 32% of our 2018 sales. Additionally, for the year ended

December 31, 2018, sales of our products on third party ecommerce websites increased 45% compared to the prior year. Retailers recognize the opportunity presented by the demand for pop culture products and are continuing to dedicate additional shelf space as well as increased presence on their e-commerce platforms to our products and the pop culture category. Additionally, we believe some of our retail customers, such as Target and Walmart, view us as pop culture experts, and we help them manage their pop culture category. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.

•

Consumers: Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our customers. We create products to appeal to a broad array of fans across consumer demographic groups—men, women, boys and girls—not a single, narrow demographic. Most of our products are generally priced under $10, excluding apparel and handbags, which allows our diverse consumer base to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and styles in different categories. In addition, our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or Star Wars Celebration.

We have developed a nimble and low fixed-cost production model. The strength of our in-house creative team and relationships with content providers, retailers and third-party manufacturers allows us to move from product concept to pre-selling a new product in as few as 24 hours. We typically have a new figure on the store shelf between 110 and 200 days and can have it shipped from the factory in as few as 70 days in certain circumstances. As a result, we can dynamically manage our business to balance current content releases and pop culture trends with content based on classic evergreen properties, such as Mickey Mouse or classic Batman. This has allowed us to deliver significant growth while lessening our dependence on individual content releases.

The Pop Culture Industry

Pop culture encompasses virtually everything that someone can be a fan of—movies, TV shows, video games, music and sports. The global licensed pop culture product industry in which we compete sits within the global licensed entertainment and character products market. We believe that many retailers have seen traffic decline across traditional consumer categories. In contrast, demand for pop culture content, consumer products and experiences has grown rapidly.

The Forces At Work In The Pop Culture Industry

The pop culture industry is being driven by several major forces. Technology advances have made it easier to access, consume and engage with content. Content providers have produced more quality content to drive fan engagement, often with a focus on franchise properties. Dedicated, active and enduring fan bases have emerged across the pop culture landscape. These fans seek out opportunities to interact with their favorite content and with like-minded fans through social media and content-centric experiences. At the same time, social norms have shifted, making fandom culturally accepted and mainstream. These trends reinforce one another leading to a substantial increase in pop culture fandom and to significant growth in the industry.

Technology Innovation

The proliferation of powerful mobile technology, such as tablets and smartphones, and the emergence of new content distribution services, such as Amazon Prime, Hulu and Netflix, have enabled fans to connect and engage with content anywhere, at any time, in larger “binge” quantities. More content and greater access have led to more fans spending more time per day consuming content. In addition, fans are able to develop a deeper affinity for content due to the increased prevalence of platforms and events where they can share their passion with other fans (such as through social media, blogs, YouTube, podcasts and online games). The accelerated pace of content discovery and sharing has created an environment where niche content can quickly become mainstream, resulting in more content becoming part of pop culture.

Evolution of Content

Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. The growth of a healthy franchise ecosystem across content types has fostered fan loyalty and stimulated licensed product purchases. In addition, there has been a virtuous content-led cycle, which has driven an increase in the production of scripted high-budget, high-quality original TV shows, such as The Sopranos and Game of Thrones. We expect the number of scripted original series to continue to grow, with newer entrants such as Amazon Prime, Hulu and Netflix spending or announcing the intention to spend substantial capital on new original content.

Dedicated and Active Fan Base

We believe pop culture fans possess distinguishing characteristics that make them highly valuable consumers. Like sports fans, fans of other forms of pop culture identify strongly with their favored properties, and have a natural tendency to form social communities around them. Furthermore, as it becomes increasingly easy to access a large quantity of quality content, fans seek more ways to expand and express connectivity to their favored characters or properties as they share their passion with others. As a result, consumers are participating in the story of these properties via social media platforms and conventions, such as Comic-Con, AnimeExpo and

Star Wars Celebration, rather than being solely consumers of content. By being a part of the conversation regarding their favored content, fans reinforce their love for it, thereby creating a cycle of fandom.

Growing Cultural Relevance and Acceptance

As pop culture engagement has increased, we believe it has become more culturally acceptable to be openly passionate about all forms of pop culture, not just sports. Social media is driving the importance of pop culture as fans increasingly want to engage with the content and their social communities to show affinity for pop culture content. The top five U.S. pop culture-related conventions, including Comic-Con International: San Diego and New York Comic Con, drew over a half million attendees in 2015, representing a sharp increase of over 40% from 2010. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across multiple demographic categories of fans, and the growth beyond the traditional narrow, male-dominated demographic.

Our Strategic Differentiation

Leading Design and Creative Capabilities

Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. With the help of our in-house creative team, we have also begun to develop our own proprietary intellectual property, including our Wetmore Forest line of characters. Our creative team also includes animators at Funko Animation Studios, who create video shorts that we have increasingly used to market our products in collaboration with some of our key licensors. We also recently acquired Forrest-Pruzan Creative LLC (“FPC”), a leading board game development studio, which will enable us to deliver a new pop culture product category to our fans.  Our creative team is passionate about pop culture. We enjoy a strong pipeline of talent for our creative team given our culture and the opportunity we provide to work with the most relevant pop culture content. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, we reinvigorate classic evergreen or back catalog content by infusing a fresh, unique aesthetic and design into characters that enjoy enduring passion and nostalgia from fans. As a result of our creative capabilities and broad portfolio of licenses, we create a substantial number of new products each year, including approximately 8,000 new products introduced in 2018.

Diversity of Products and Accessible Price Points Create Broad Appeal

We create products to appeal to a broad array of fans across consumer demographic groups. We believe our broad appeal comes through our large selection of items, a large variety of licenses and properties and varied form factors across a number of product categories. We do not limit ourselves by targeting discrete demographics such as the stereotypical collector or the child seeking the latest (and often short-lived) toy craze. We estimate based on market and internal data that occasional buyers, which we define as those consumers who are mainstream movie and TV fans, but do not self-identify as enthusiasts, enthusiasts, who are more engaged in pop culture than occasional buyers but who do not self-identify as collectors, and collectors each make up approximately one-third of our customers. To continue to broaden our offerings beyond figures, we have launched new or expanded categories such as plush and accessories, and with the acquisition of FPC, we have the ability to expand into the board game category. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.

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

Deep, Mutually Beneficial Relationships with a Broad Network of Retail Customers

We partner with a diverse group of retail customers through which we sell our products. We believe many of our retail customers view us as experts in pop culture and in some cases, we help manage their pop culture category within their stores and can provide a curated experience by catering to their particular customer bases. We believe this enables us to enhance the productivity of the pop culture category for our retail customers, resulting in increased sales and expanded shelf space or online placement for our products—a major driver of our growth historically. Additionally, we believe our pop culture expertise and omnichannel sales model position us well to capture the industry shift from traditional brick and mortar to channel-agnostic content consumerism. In addition, we often release exclusive new products with a specific retail customer, which can drive traffic and sales for them.

Nimble Speed to Market Reflects “Fast Fashion” Product Development Process

Speed to market has become increasingly important as technological innovation has accelerated the pace of content discovery and sharing and the speed at which niche content can become mainstream. Our flexible and low-fixed cost production model enables us to go from product design of a figure to the store shelf between 110 and 200 days and we can have it shipped from the factory in as few as 70 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling certain new products in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade, and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us while better positioning us to benefit from trends in content creation and consumption. As an example of our “fast fashion” product development process, we announced and were able to pre-sell a dancing Baby Groot figure, which was a surprise character in Marvel’s 2014 Guardians of the Galaxy movie release, within a week of the movie release.

Dynamic Business Model Drives Revenue Visibility and Growth

Our business is diversified across content providers and properties, product categories, and sales channels. As a result, we can dynamically manage our business to capitalize on pop culture trends, which has allowed us to deliver significant growth while lessening our dependence on individual content releases. Our content provider relationships are highly diversified. For the years ended December 31, 2018 and 2017, no single property accounted for more than 6% and 5% of our sales, respectively, and the portion of our sales for the years ended December 31, 2018 and 2017 attributable to our top five properties was 20% and 16%, respectively. Our products are balanced across our licensed property categories. In 2018, we generated approximately 47% of sales from classic evergreen properties, approximately 20% from movie release properties, approximately 17% from current video game properties and approximately 16% from current TV properties.  In 2017, we generated approximately 45% of sales from classic evergreen properties, approximately 21% from movie release properties, approximately 15% from current video game properties and approximately 18% from current TV properties. We have visibility into the new release schedule of our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. In addition, we typically sell our products worldwide through a diverse group of sales channels, including specialty retailers, distributors, mass-market retailers, e-commerce sites and direct-to-consumer sales.

Visionary Management Team and Employees with Genuine Passion for Pop Culture

Our highly experienced management team is led by Brian Mariotti, an industry pioneer. A long-time pop culture fan, Brian recognized early on the impact that trends in media and entertainment would have on the pop culture industry and the value of having a diverse portfolio of licenses. Passion for pop culture pervades our company and our openness to new ideas from anywhere in the organization has resulted in some of our most innovative and differentiated products.

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

Broaden Our Product Offerings

In addition to designing products to address new content that licensors continually produce, we plan to add new product categories, lines and brands to leverage our existing sales channels to continue to drive sales. For example, we have recently expanded our line of figures with our 5 Star line, which can be configured in different poses and allow collectors to creatively display their figures, and we have also recently launched a line of cereal products to be sold through our traditional retail partners. We also continually evaluate product innovations and potential acquisition targets to complement our existing product categories, lines and brands. In June 2017, we completed the acquisition of Loungefly, LLC (“Loungefly”), a designer of a variety of licensed pop culture fashion handbags, small leather goods and accessories, to expand and diversify our product offerings in our accessories category (the “Loungefly Acquisition”).  In February 2019, we acquired FPC, a leading board game development studio, to help us expand our product offerings into the board game category.

Expand Internationally

We believe that the forces at work first observed in the U.S. pop culture industry are global. We believe we are currently underpenetrated internationally, and we generate the majority of our net sales in the United States; however, we are also focused on growing our international business. Sales generated from customers outside of the United States accounted for approximately 32%, 27% and 19% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, sales to our European customers were up 61% for the year ended December 31, 2018 compared to the year ended December 31, 2017. We are continuing to invest in the growth of our international business, primarily in Europe, both directly and through third party distributors. In the future we may pursue similar acquisitions or expand our direct sales force or distributor relationships to further penetrate Asia Pacific, Latin America, Australia or other regions.

Leverage the Funko Brand Across Multiple Channels

We believe there is a significant opportunity to leverage our distinctive style and designs across numerous underserved channels such as digital content, as well as potentially movies and television.

Product Lines and Licenses

We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current release, and which are less subject to pop culture trends. We also continue to develop our own content and intellectual property, such as our Wetmore Forest property.

Our Products

Our current products principally fall within the following product categories.

Figures. Our figures category includes figures that celebrate pop culture icons in the form of stylized vinyl, blind-packed miniatures and action figures. These figures combine the pop culture properties we license with our own distinctive designs to create pop culture figures that appeal to a broad range of consumers at an affordable price point, often under one of our proprietary brands, such as Pop!, Mystery Minis, 5 Star and Pint Size Heroes.

Other. Our other category includes plush products that are soft-sculpt figures that blend licensed content with our distinctive designs to create an array of product lines and are intended for consumers of all ages; accessories products that mix pop culture fandom with functionality, and feature everything from pens and pins to buttons and keychains, all based on pop culture icons; apparel (including t-shirts and hats); homewares (including drinkware, party lights and other home accessories); and stylized bags, purses and wallets.

Our Brands and Designs

Under the Funko brand, we have developed multiple proprietary brands under which we market most of our products. We also continuously develop new product designs and lines, which may develop into proprietary brands in the future. Our principal proprietary brands include: Pop!, Mystery Minis, Pint Size Heroes, 5 Star, SuperCute and Loungefly.

Pop!. Introduced in 2010, Pop! is our most well-recognized brand. The Pop! stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose. Pop! figures typically stand about four inches tall. The Pop! brand has also been applied across all of our other product categories, including plush, accessories, apparel and homewares. As a brand, Pop! represented 76%, 70% and 64% of our 2018, 2017, and 2016 sales, respectively.

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

5 Star. Introduced in 2018, 5 Star figures offer fans both opportunities for play and storytelling as stylized vinyl figures within collectible packaging. The figures have several unique features including the ability to be configured in different poses.  This allows collectors to creatively display their figures and window display box packaging by situating each character in its own unique world with thoughtful accessories that further the character’s narrative.

SuperCute. Introduced in 2016, SuperCute is a nostalgia storybook stylized design that has a head to body ratio of two to three. The figures have large round eyes, no nose and a small mouth. The bodies are very simple and have their arms at their sides and their legs pushed together. The SuperCute brand and design have been applied to various Mystery Minis sets and certain plush figures.

Loungefly. Acquired in June 2017, Loungefly products are fashion focused stylized handbags, backpacks, clothing, small leather goods and accessories. Loungefly products currently are based on a limited set of licenses, however, we anticipate expanding the licenses and content used to create our Loungefly products in the future.

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

Our Licenses

Licensors. We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, the National Football League, Blizzard Entertainment and Warner Brothers. We also seek to establish licensing relationships with newer content providers in order to capitalize on new and emerging trends in pop culture. For example, in recent years, we have established relationships and entered into licensing arrangements with Dr. Seuss, Netflix and Epic Games. We believe we provide value to content providers by maximizing the lifetime value of their content by extending its relevance to consumers through ongoing fan engagement.

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

Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2018, 2017 and 2016, the average royalty rate was 16.1%, 15.0% and 15.2%, respectively. Our royalty expense for any given year will vary depending on the mix of products sold during that year. For the years ended December 31, 2018, 2017 and 2016, we incurred royalty expenses of $110.2 million, $77.5 million and $64.7 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels. In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases. Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2018, 2017 and 2016, we recorded reserves of $5.5 million, $2.9 million and $0.3 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. The increase in the reserves from 2016 to 2018 was primarily due to our subscription box business, which we began phasing out in 2018. In addition, 2018 reflected higher reserves for minimum guarantees on international sales.

For the year ended December 31, 2018, 15%, 11% and 10% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2017, there were no license agreements that accounted for more than 10% of sales. For the year ended December 31, 2016, 15% of sales were related to one license agreement with no other license agreements accounting for more than 10% of sales.

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

•

Movie Release. Properties in the movie release category are tied to new movie releases and are intended to capitalize on the excitement of fans surrounding these releases. Products that we design and sell based on these properties are expected to have a limited duration of market demand, depending on the popularity of the movie release. Examples of our movie release properties include Star Wars Episode VIII, Guardians of the Galaxy 2, Wonder Woman, Avengers: Infinity War and Thor: Ragnarok.

•

Current TV. Properties in the current TV category are tied to TV shows that are currently airing new content. These properties are expected to have a market demand depending on the popularity and longevity of the TV show, which is generally expected to be between three and seven years. Examples of our current TV properties include Stranger Things, Rick & Morty, Game of Thrones, The Walking Dead and Dragonball Z.

•

Current Video Game. Properties in the current video game category are tied to new video game releases that are intended to capitalize on the excitement of fans surrounding these releases. Products that we design and sell based on these properties are expected to have a market demand depending on the popularity and longevity of the video game, which is generally expected to be three to seven years. Examples of our current video game properties include Fortnite and Overwatch.

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

Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our third-party manufacturer. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping from the factory in as few as 70 days and typically between 110 and 200 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us.

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

Sales

We sell our products to a diverse network of customers throughout the world. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. We also plan to target new or underdeveloped sales channels, including dollar, drug, grocery and convenience stores. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Micromania, HEO, E.M.P. Merchandising and Smyths Toys.

In addition to major retailers, we also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence. We also sell certain of our products directly to consumers through our e-commerce business and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 4% of our sales for 2018 and 6% of our sales for both 2017 and 2016. Though our direct-to-consumer efforts have historically represented a small portion of our net sales, we intend to increase our focus on these efforts in the future.

We believe we have a diverse customer base, with our top ten customers representing approximately 46%, 45% and 63%, of our 2018, 2017 and 2016 sales, respectively. GameStop represented approximately 9%, 8% and 12% of our 2018, 2017 and 2016 sales, respectively.  Other than GameStop in 2016, no single customer represented more than 10% of our sales during the same periods.

We maintain a full-time sales staff, many of whom make on-site visits to our customers for the purpose of showing products and soliciting orders. Many of our retail customers view us as experts in pop culture and, in some cases, we help manage their growing pop culture category within their stores, providing a curated experience by catering to their particular customer bases. For example, we have curated products based on Dr. Seuss and Harry Potter books for Barnes & Noble, and video game-based products, such as Fallout and Overwatch, for GameStop. We believe this creates a mutually beneficial relationship between us and our retail customers by providing us with an opportunity to enhance the productivity of the pop culture category within their stores, which may also result in expanded shelf space for our products. In addition to our full-time sales staff, we also retain a number of independent sales representatives to sell and promote our products both domestically and internationally.

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

We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2018 and 2017, we had reserves for sales allowances of $13.0 million and $4.6 million, respectively.

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

Funko has established a significant social media presence, using channels such as Facebook, Twitter, Instagram, Twitch and YouTube. For example, in March 2018, Funko reached one million followers on Instagram.  We have continued to look for ways to provide our consumers with what we believe is industry-leading engagement through our variety of owned channels. In November 2017, we acquired A Large Evil Corporation Ltd. (“A Large Evil Corporation Acquisition”) now renamed Funko Animation Studios, to produce proprietary online videos and other media content to showcase our products and globally-recognizable licenses. We intend to continue to expand our reach through different social media outlets, our websites and internet-based advertising.

This deep connection with our consumers allows us to communicate quickly with a large number of fans and we believe will also help us grow our own e-commerce business. This deep connection with our consumers also creates a unique opportunity for established retailers to increase their own store traffic by featuring our products. We frequently co-market our products across the largest retailers, both online and in-store, including Amazon, Wal-Mart, Target and GameStop. Many of these retailers join with us to release exclusive products only available to fans at their locations.  We have also begun to expand to new types of retailers like Foot Locker and we believe we are seen as an authority in the pop culture “pop-up” space.

In addition to our social media reach, our brand cultivates a strong and authentic core of users in part because of our commitment to interact directly with our fans at specialty licensing and comic book shows, conventions and exhibits, including Comic-Con events across the United States, many of which draw over 100,000 attendees.

In August 2017, we opened a flagship retail store location at our headquarters in Everett, Washington. This flagship retail store has served as a way to showcase our products and brands, to demonstrate retail merchandising for our retail customers, and to serve as a unique destination and experience for our fans of all ages. We plan to open a second retail location in Los Angeles in 2019.  The new nearly 40,000 square foot space on Hollywood Boulevard will broaden Company awareness and display the breadth of Funko product and content providers that we carry.

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

Intellectual Property

We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. As of December 31, 2018, we owned approximately 39 registered U.S. trademarks, 124 registered international trademarks, 21 pending U.S. trademark applications and 8 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”

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

Employees

As of December 31, 2018, we employed 702 full-time employees. We employed 490 people in the United States and 212 people in Europe. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Seasonality

While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2018, 2017 and 2016 approximately 59.8%, 60.5% and 58.7%, respectively, of our net sales were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. Generally, the first quarter of the year represents the lowest volume of shipments and sales in our business and in the retail and toy industries generally, and it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods. See Item 1A, “Risk Factors.”

Executive Officers of the Registrant and Board of Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of March 5, 2019):

Name	Age	Position(s)
Brian Mariotti	51	Chief Executive Officer, Director
Russell Nickel	44	Chief Financial Officer
Andrew Perlmutter	41	President
Tracy Daw	53	Senior Vice President, General Counsel and Secretary
Ken Brotman	53	Chairman of the Board of Directors
Gino Dellomo	40	Director
Charles Denson	62	Director
Diane Irvine	60	Director
Adam Kriger	52	Director
Michael Lunsford	51	Director

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

Diane Irvine has served on the board of directors of Funko, Inc. and FAH, LLC since August 2017. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of Yelp Inc. (on whose board she has served since September 2011), and D.A. Davidson & Co. (on whose board she has served since January 2018), and previously served on the boards of directors of XO Group Inc. from November 2014 to December 21, 2018, Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine’s extensive public company management experience and financial expertise make her well-qualified to serve on our board of directors.

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

Michael Lunsford has served on the board of directors of Funko, Inc. since October 2018. Mr. Lunsford previously served as the Chief Executive Officer of SK Planet, Inc. from 2013 until 2018 and as interim Chief Executive Officer of shopkick, Inc. in 2016. From 2008 to 2013, Mr. Lunsford held various management roles with RealNetworks, Inc., including interim Chief Executive Officer and Executive Vice President and General Manager of RealNetworks’ Core Business and Chief Executive Officer of Rhapsody. Mr. Lunsford also served on the board of directors of shopkick, Inc. from 2013 to 2018, and on the boards of directors of various portfolio companies owned by SK Planet, Inc. from 2013 to 2018. Since 2014, Mr. Lunsford has served on the board of directors of the University of North Carolina Board of Visitors and IslandWood. Mr. Lunsford received an M.B.A. and a B.A. in Economics from The University of North Carolina. We believe Mr. Lunsford’s broad management, retail and e-commerce experience make him well-qualified to serve on our board of directors.

Segment Information

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

Available Information

Our Internet address is www.funko.com. At our Investor Relations website, investor.funko.com, we make available free of charge a variety of information for investors, including:

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

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 72%, 72% and 77% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 34%, 33% and 31% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of December 31, 2018, we had a reserve of $9.5 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

•	maintain the integrity of the applicable intellectual property;
•	obtain the licensor’s approval of the products we develop under the license prior to making any sales;
•	permit the licensor’s involvement in, or obtain the licensor’s approval of, advertising, packaging and marketing plans;
•	maintain minimum sales levels or make minimum guaranteed royalty payments;
•	actively promote the sale of the licensed product and maintain the availability of the licensed product throughout the license term;
•	spend a certain percentage of our sales of the licensed product on marketing and advertising for the licensed product;
•	sell the products we develop under the license only within a specified territory or within specified sales channels;
•	indemnify the licensor in the event of product liability or other claims related to the licensed product and advertising or other materials used to promote the licensed product;
•	obtain the licensor’s approval of the retail price of the licensed products;

•	sell the licensed products to the licensor at a discounted price or at the lowest price charged to our customers;
•	obtain the licensor’s consent prior to assigning or sub-licensing to third parties; and
•	provide notice to, obtain approval from, or, in limited circumstances, make certain payments to the licensor in connection with certain changes in control.

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

The interests of consumers evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate both the products and the movies, TV shows, video games, music, sports and other content releases (including the related characters), that will appeal to consumers and quickly develop and introduce products that can compete successfully for consumers’ limited time, attention and spending. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of products and content that compete for consumers’ interest and acceptance, create an environment in which some products and content can fail to achieve consumer acceptance, while others can be popular during a certain period of time but then be rapidly replaced. As a result, consumer products, particularly those based on pop culture such as ours, can have short life cycles. In addition, given the growing market for digital products and the increasingly digital nature of pop culture, there is also a risk that consumer demand for physical products may decrease over time. If we devote time and resources to developing and marketing products that consumers do not find appealing enough to buy in sufficient quantities, our sales and profits may decline, and our business performance may be damaged. Similarly, if our product offerings fail to correctly anticipate consumer interests, our sales and earnings will be adversely affected.

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 76%, 70% and 64% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers are closing physical stores, and some traditional retailers are engaging in significant reorganizations, filing for bankruptcy and going out of business. For example, in September 2017, Toys “R” Us, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, and in March 2018, Toys “R” Us, Inc. announced the wind down of its U.S. operations and the potential insolvency proceedings of certain of its subsidiaries. Toys “R” Us, Inc. accounted for approximately 3.4% of our sales for the years ended December 31, 2017 and 2016. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.

If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 46%, 45% and 63% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively.  GameStop represented 9%, 8% and 12% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 702 as of

December 31, 2018. As a result of the Underground Toys Acquisition in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the Loungefly Acquisition, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the years ended December 31, 2018, 2017 and 2016, our gross margins (exclusive of depreciation and amortization) were 37.6%, 38.5% and 34.3%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

•	changes in customer, geographic, or product mix;
•	introduction of new products, including our expansion into additional product categories;
•	increases in the royalty rates under our license agreements;
•	inability to meet minimum guaranteed royalties;
•	increases in, or our inability to reduce, our costs;
•	entry into new markets or growth in lower margin markets;
•	increases in raw materials, labor or other manufacturing- and inventory-related costs;
•	increases in transportation costs, including the cost of fuel, and increased shipping costs to meet customer demand;
•	increased price competition;
•	changes in the dynamics of our sales channels, including those affecting the retail industry and the financial health of our customers;
•	increases in sales discounts and allowances provided to our customers;
•	acquisitions of companies with a lower gross margin than ours; and
•	overall execution of our business strategy and operating plan.

If any of these factors, or other factors unknown to us at this time, occur, then our gross margin could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is largely dependent on content development and creation by third parties.

We spend considerable resources in designing and developing products in conjunction with planned movie, television, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent, including accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. Any such delay or cancellation may decrease the number of products we sell and harm our business.

We may not realize the full benefit of our licenses if the properties we license have less market appeal than expected or if sales from the products that use those properties are not sufficient to satisfy the minimum guaranteed royalties.

We seek to fulfill consumer preferences and interests by designing and selling products primarily based on properties owned by third parties and licensed to us. The popularity of the properties we license can significantly affect our sales and profitability. If we produce products based on a particular movie, TV show or video game, the success of the underlying content has a critical impact on the level of consumer interest in the associated products we are offering. Although we license a wide variety of properties, sales of products tied to major movie franchises have been significant contributors to our business. In addition, the theatrical duration of movie releases has decreased over time and we expect this trend to continue with the increase of content made available on video streaming services. This may make it increasingly difficult for us to sell products based on such properties or lead our customers to reduce demand for our products to minimize inventory risk. If the performance of one or more of such movie franchises failed to meet expectations or if there was a shift in consumer tastes away from such franchises generally, our results of operations could be adversely affected. In addition, competition in our industry for access to licensed properties can lessen our ability to secure, maintain, and renew our existing licenses on commercially reasonable terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the years ended December 31, 2018, 2017 and 2016, we recorded reserves of $5.5 million, $2.9 million and $0.3 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner or on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Furthermore, our license agreements typically require us to obtain the licensor’s approval of the products we develop under a particular license prior to making any sales, which can have the effect of delaying our product releases. Additionally, for products based on properties in our movie, TV show and video game categories, this risk may also be exacerbated by our need to introduce new products on a timeframe that corresponds with a particular content release. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing delays or changes in anticipated consumer demand for our products and new brands, or the related third party content, may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.

Our intellectual property is a valuable asset of our business. As of December 31, 2018, we owned approximately 39 registered U.S. trademarks, 124 registered international trademarks, 21 pending U.S. trademark applications and 8 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

Our operating results may be adversely affected and damage to our reputation may occur due to production and sale of counterfeit versions of our products.

As we have expanded internationally, and the global popularity of our products has increased, our products are increasingly subject to efforts by third parties to produce counterfeit versions of our products. There can be no guarantee that our efforts, including our work with customs officials and law enforcement authorities, to block the manufacture of counterfeit goods, prevent their entry in end markets, and detect counterfeit products in customer networks will be successful or result in any material reduction in the availability of counterfeit goods. Any such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results and damage our reputation.

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

The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 59.8%, 60.5% and 58.7%, of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.

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

In addition, our results of operations may fluctuate significantly from quarter to quarter or year to year depending on the timing of new product releases and related content releases. Sales of a certain product or group of products tied to a particular content release can dramatically increase our net sales in any given quarter or year. For example, in 2016, we introduced products based on the video game property “Five Nights at Freddy’s,” sales of which accounted for approximately 3%, 6% and 15% of 2018, 2017 and 2016 sales, respectively. The timing and mix of products we sell in any given year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases.

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

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 32%, 27% and 19% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

•	natural disasters and the greater difficulty and cost in recovering therefrom;
•	transportation delays and interruptions;
•	difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions and
•	increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws.

Because of the importance of international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasingly global business.

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, as well as those between the United States and Canada, Mexico and other countries have been escalating in recent months. Most notably, three rounds of U.S. tariffs were placed on Chinese goods being exported to the United States, with such tariffs taking effect in July, August and September 2018. Each of these U.S. tariff impositions against Chinese exports were followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Certain of the products we purchase from manufacturers in China are subject to these tariffs, which could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. In addition, the U.S. administration has threatened to impose tariffs on all products imported from China, which would impact all of our products and supplies imported from China to the United States. If this were to occur, we may not be able to mitigate the impacts of these tariffs, and our business, results of operations and financial position would be materially adversely affected. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum known as “Brexit” and, in March 2017, the government of the United Kingdom formally initiated the withdrawal process. These events have created significant uncertainty about the future relationship between the United Kingdom and the European Union and have given rise to calls for certain regions within the United Kingdom to preserve their place in the European Union by separating from the United Kingdom, as well as for the governments of other European Union member states to consider withdrawal.

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

Any of these factors could have a material adverse effect on our business, financial condition and results of operations. Our operations in the United Kingdom subject us to revenue risk with respect to our customers in the United Kingdom and adverse movements in foreign currency exchange rates, in addition to risks related to the general economic and legal uncertainty related to Brexit described above.

U.S. tax legislation significantly changed U.S. federal income tax rules and may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 has significantly changed U.S. federal income taxation, including reducing the U.S. corporate income tax rate, limiting certain interest deductions, imposing a one-time transition tax on all undistributed earnings and profits of certain non-U.S. entities and other additional taxes with respect to certain non-U.S. earnings, permitting full expensing of certain capital expenditures, adopting elements of a territorial tax system, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes became effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes may affect state and local taxation.  Any of the above factors could potentially impact the measurement of our tax balances and reduce any anticipated benefits of the Tax Act.

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

Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2019 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.

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

As a company that designs and sells consumer products, we are subject to significant government regulation, including, in the United States, under the CPSA, the FHSA, the CPSIA and the FFA, as well as under product safety and consumer protection statutes in our international markets. There can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by our reliance on third parties to manufacture our products. See “Our use of third-party manufacturers to produce our products presents risks to our business.”

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case.

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

We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.  In 2018, we upgraded the enterprise resource planning software used by our United Kingdom operations.  This upgrade resulted in certain delays in our operations in the first few months of implementation.  We are also considering upgrades to our enterprise resource planning software at our other locations, including in the United States. If the potential upgrades are not successful or result in delays, our business could be disrupted or harmed.

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

We are subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. In particular, our operations are subject to the European Union’s new General Data Protection Regulation, which became effective in May 2018 and imposed a host of new data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Our indebtedness could adversely affect our financial health and competitive position.

On October 22, 2018, we entered into the Credit Agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility in the amount of $50.0 million (which was increased to $75 million on February 11, 2019). Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities. As of December 31, 2018, we had $247.3 million of indebtedness outstanding under our New Credit Facilities, consisting of $227.3 million outstanding under our New Term Loan Facility (net of unamortized discount of $4.8 million) and $20.0 million outstanding under our New Revolving Credit Facility.

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

Additionally, the Continuing Equity Owners who, as of the date of this report, collectively hold approximately 75.7% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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

In addition, the Stockholders Agreement provides that for as long as ACON or certain related parties, as defined in the Stockholders Agreement (the “ACON Related Parties”), beneficially own, directly or indirectly, in the aggregate, 30% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of ACON and each of its affiliated funds that hold common units of FAH, LLC or our Class A common stock, including:

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

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 24,960,106 common units of FAH, LLC as of December 31, 2018, representing approximately 50.2% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

As of March 1, 2019, we had an aggregate of 172,655,295 shares of Class A common stock authorized but unissued, as well as approximately 22,394,216 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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

We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Plan, including, as of December 31, 2018, 1,787,878 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 1,673,885 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

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

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Our New Credit Facilities contain certain covenants that restrict the ability of FAH, LLC and its subsidiaries to pay dividends or make distributions. Because we are a holding company, our ability to pay dividends on our Class A common stock depends on our receipt of cash distributions from FAH, LLC and, through FAH, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.

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

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we now incur significant legal, accounting and other expenses that we did not previously incur. Additionally, most of our management team, including our chief executive officer and chief financial officer, have not previously managed a publicly traded company, and as a result, have little experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors has previously served on the board of directors of a public company. Our entire management team and many of our other employees now need to devote substantial time to compliance and may not be able to effectively or efficiently manage us our transition into a public company.

In addition, establishing and maintaining the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including information technology controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

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

Our Class A common stock is traded publicly, and various securities analysts follow our company and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own independent opinions and may be different from our own estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, the trading price of our Class A common stock could decline. In addition, one or more analysts could cease to cover our company, which could cause us to lose visibility in the market, and one or more analysts could downgrade our Class A common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our Class A common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding these properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Corporate Headquarters	Everett, Washington	99,000	January 31, 2027
Offices, Main Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2026
Warehouse and Distribution Facility	Everett, Washington	119,000	July 31, 2021
Warehouse and Distribution Facility	Everett, Washington	83,000	July 31, 2021
Administrative Offices, Licensing and Apparel Sales	Burbank, California	15,000	December 31, 2024
Offices, Apparel Design Team	Coronado, California	5,000	April 1, 2024
Warehouse	Chatsworth, California	46,000	June 28, 2020
Sales Office	Bentonville, Arkansas	1,000	November 30, 2019
Sales Office	Minneapolis, Minnesota	4,000	September 30, 2023
Warehouse and Administrative Offices	Maldon, Essex, United Kingdom	38,000	July 12, 2021
Warehouse	Maldon, Essex, United Kingdom	52,000	July 12, 2021
Sales and Administrative Offices	London, United Kingdom	8,000	June 5, 2028
Offices, Animation Studio	Bath, United Kingdom	9,000	March 12, 2028
Administrative Office	Kowloon, Hong Kong	1,500	November 12, 2019

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al. (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON.

On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018, a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County. On April 2, 2018, a putative class action lawsuit, Jacobs v. Funko, Inc. et al., was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On May 21, 2018, the Jacobs action was voluntarily dismissed, and on June 12, 2018, a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018.

Additionally, on June 4, 2018, a putative class action lawsuit, Kanugonda v. Funko, Inc. et al., was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case.

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

Holders of Record

As of March 1, 2019, there were 21 stockholders of record of our Class A common stock. As of March 1, 2019, there were 23 stockholders of record of our Class B common stock.

Issuer Purchases of Equity Securities

There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2018.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Additionally, our ability to pay any cash dividends on our Class A common stock is limited by restrictions on the ability of FAH, LLC and our other subsidiaries to pay dividends or make distributions under the terms of our New Credit Facilities. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from FAH, LLC and, through FAH, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

FAH, LLC paid cash tax distributions to its members during the years ended December 31, 2018 and 2017 of $26.9 million (of which $6.5 million was paid to Funko, Inc. and $20.4 million was paid to continuing equity owners) and $23.7 million, respectively. Additionally, FAH, LLC paid a special distribution to its members during the year ended December 31, 2017 of $49.2 million (of which $49.0 million consisted of cash and $0.2 million consisted of a reduction in interest and principal under loans to certain members of management).

Stock Performance Graph

The following graph and table illustrate the total return from November 2, 2017 through December 31, 2018, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on November 2, 2017 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	11/2/2017	12/29/2017	12/31/2018

Funko, Inc.	100.00	94.06	186.00
Russell 2000	100.00	102.89	91.56
Russell 2000 Consumer Discretionary	100.00	108.40	141.97

ITEM 6. SELECTED FINANCIAL DATA

The following tables present the selected historical consolidated financial and other data for Funko, Inc. The selected consolidated statements of operations and cash flows data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018 and 2017 are derived from the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K. Our selected consolidated balance sheet data as of December 31, 2016 and our selected consolidated financial data set forth below for the period from October 31, 2015 through December 31, 2015 (Successor 2015 Period) and the period from January 1, 2015 through October 30, 2015 (Predecessor 2015 Period) are derived from our consolidated financial statements not included elsewhere herein.

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

Our selected historical consolidated financial and other data may not be indicative of our future results of operations or future cash flows. You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements, Item 1A. – “Risk Factors” and Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

				Successor	Predecessor
				Period from	Period from
				October 31,	January 1,
				2015 through	2015 through
	Year Ended December 31,			December 31,	October 30,
	2018	2017	2016	2015	2015
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales	$686,073	$516,084	$426,717	$56,565	$217,491
Cost of sales (exclusive of depreciation and amortization shown separately below)	428,062	317,379	280,396	44,485	131,621
Selling, general, and administrative expenses	155,321	120,944	77,525	13,894	37,145
Acquisition transaction costs	28	3,641	1,140	7,559	13,301
Depreciation and amortization	39,116	31,975	23,509	3,370	5,723
Total operating expenses	622,527	473,939	382,570	69,308	187,790
Income (loss) from operations	63,546	42,145	44,147	(12,743)	29,701
Interest expense, net	21,739	30,636	17,267	2,818	2,202
Loss on extinguishment of debt	4,547	5,103	—	—	—
Other expense (income), net	4,082	(734)	—	—	—
Income (loss) before income taxes	33,178	7,140	26,880	(15,561)	27,499
Income tax expense	4,867	1,540	—	—	—
Net income (loss)	28,311	5,600	26,880	(15,561)	27,499
Less: net income attributable to non-controlling interests	18,955	1,875	—	—	—
Net income (loss) attributable to Funko, Inc.	$9,356	$3,725	$26,880	$(15,561)	$27,499
Earnings per share of Class A common stock (1):
Basic	$0.39	$0.04
Diluted	$0.37	$0.04
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$49,991	$23,837	$49,468	$14,110	$8,538
Net cash used in investing activities	$(27,501)	$(65,215)	$(22,105)	$(244,421)	$(10,043)
Net cash provided by (used in) financing activities	$(15,046)	$43,012	$(45,613)	$244,456	$11,390
Selected Other Data:
EBITDA (2)	$94,033	$69,751	$67,656	$(9,373)	$35,424
Adjusted EBITDA (2)	$116,224	$89,919	$96,960	$13,170	$61,996

	December 31,
	2018	2017	2016	2015
Consolidated Balance Sheets Data:	(In thousands)
Cash and cash equivalents	$13,486	$7,728	$6,161	$24,411
Total assets	$663,019	$630,313	$522,237	$505,330
Total debt (3)	$247,297	$233,899	$217,753	$169,846
Total members' / stockholders' equity	$296,366	$281,155	$217,377	$243,556

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

(3)

Total debt consists of borrowing under our Former Senior Secured Credit Facilities and New Credit Facilities, as applicable, net of unamortized discount costs as of December 31, 2018, 2017, 2016 and 2015 of $4.8 million, $5.3 million, $6.4 million and $5.2 million, respectively.

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

Summary

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. As of December 31, 2018, we held 24,960,106 common units, representing an approximately 50.2% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2018	2017	2016
	(amounts in thousands)
Net sales	$686,073	$516,084	$426,717
Net income	$28,311	$5,600	$26,880
EBITDA (1)	$94,033	$69,751	$67,656
Adjusted EBITDA (1)	$116,224	$89,919	$96,960

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

 Factors Affecting our Business

Growth in the Market for Pop Culture Consumer Products

Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefitted from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant recent growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Pop! brand, which represented approximately 76%, 70% and 64% of our sales for the years ended December 31, 2018, 2017 and 2016, respectively, and which is sold across multiple product categories.

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

Retail Industry Dynamics; Relationships with Retail Customers

Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 46%, 45% and 63% of our sales for the years ended December 2018, 2017 and 2016, respectively. We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefitted our business in recent periods as brick and mortar retailers dedicated additional shelf space to our products and pop culture consumer products generally to drive additional traffic to their stores and improve sales in previously less productive shelf space. In addition, we have seen an increase in sales for our product on retailers’ ecommerce platforms.

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

Content Mix

The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. In addition, over time, we have continued to increase our number of active properties. An active property is a property from which we generate sales of products during a given period. For the years ended December 31, 2018, 2017 and 2016, we had sales of our products across 672, 500 and 396 properties, respectively.

Our results of operations may also fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases and related content releases. Sales of a certain product or group of products tied to a particular property can dramatically increase our net sales in any given quarter or year.  While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the sales per active property will fluctuate from quarter to quarter or year over year based on what is relevant in pop culture at that time and the types of properties we are producing against. In addition, despite our efforts to diversify the properties on which we base our products, if the performance of one or more of these properties fails to meet expectations or are delayed in their release, our operating results could be adversely affected.

Taxation and Expenses

After consummation of our IPO on November 6, 2017, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of FAH, LLC, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect to be significant. We intend to cause FAH, LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

In addition, as a public company, we have incurred, and will continue to incur, additional annual expenses related to operating as a public company, including, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also incurred non-recurring costs as part of our transition to a publicly traded company, consisting of professional fees and other expenses.

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

Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are included in cost of sales.

Cost of Sales

Cost of sales consists primarily of product costs, royalty expenses paid to our licensors and the cost to ship our products, including both inbound freight and outbound products to our customers. Our cost of sales excludes depreciation and amortization.

Our products are produced by third-party manufacturers primarily in China, Vietnam and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed product costs, while maximizing flexibility, capacity and capability. As part of a continuing effort to reduce manufacturing costs and ensure speed to market, we have historically kept our production concentrated with a small number of manufacturers and factories even as we have grown and diversified. In recent years, we have worked to improve the efficiency of our supply chain to improve our gross margins.

Our product costs and gross margins will be impacted from period to period based on the product mix in any given period. Our plush products tend to have a higher product cost and lower gross margins than our figures.

Our royalty costs and gross margins will also be impacted from period to period based on our mix of licensed products sold, as well as a variety of other factors including reserves for minimum guarantees and ongoing and future royalty audits.

Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer mix due to varying shipping terms and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily driven by wages, commissions and benefits, warehouse, fulfillment (internal and external) and facilities costs, infrastructure and technology costs, advertising and marketing expenses of our products, including the costs to participate at specialty licensing and comic book conventions and exhibitions, as well as costs to develop promotional video and other online content created for advertising purposes. Credit card fees, insurance, legal expenses, other professional expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. Selling costs generally correlate to revenue timing and therefore experience similar moderate seasonal trends. We expect general and administrative costs to increase as our business evolves.

We have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future. Since our IPO, we have experienced a significant increase in accounting, legal and professional fees associated with being a public company as further described above under “—Factors Affecting Our Business—Taxation and Expenses.”

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth information comparing the components of net income for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$686,073	$516,084	$169,989	32.9%
Cost of sales (exclusive of depreciation and amortization shown separately below)	428,062	317,379	110,683	34.9%
Selling, general, and administrative expenses	155,321	120,944	34,377	28.4%
Acquisition transaction costs	28	3,641	(3,613)	-99.2%
Depreciation and amortization	39,116	31,975	7,141	22.3%
Total operating expenses	622,527	473,939	148,588	31.4%
Income from operations	63,546	42,145	21,401	50.8%
Interest expense, net	21,739	30,636	(8,897)	-29.0%
Loss on extinguishment of debt	4,547	5,103	(556)	-10.9%
Other expense (income), net	4,082	(734)	4,816	-656.1%
Income before income taxes	33,178	7,140	26,038	364.7%
Income tax expense	4,867	1,540	3,327	216.0%
Net income	28,311	5,600	22,711	405.6%
Less: net income attributable to non-controlling interests	18,955	1,875	17,080	910.9%
Net income attributable to Funko, Inc.	$9,356	$3,725	$5,631	151.2%

Net Sales

Net sales were $686.1 million for the year ended December 31, 2018, an increase of 32.9% compared to $516.1 million for the year ended December 31, 2017. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio, as well as enhanced distribution and product placement with our retail partners.

In the year ended December 31, 2018, the number of active properties increased 34% to 672 from 500 in the year ended December 31, 2017, and average net sales per active property remained stable at $1.0 million for both the years ended December 31, 2018 and 2017. While we expect to see growth in the number of active properties over time, we expect that the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 23.9% to $466.0 million in the year ended December 31, 2018 as compared to $376.1 million in the year ended December 31, 2017, and net sales internationally increased 57.2% to $220.0 million in the year ended December 31, 2018 from $140.0 million in the year ended December 31, 2017, primarily as a result of our growth in Europe. On a product category basis, net sales of figures increased 32.7% to $560.1 million in the year ended December 31, 2018 as compared to the year ended December 31, 2017 and net sales of other products increased 34.0% to $126.0 million in the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $428.1 million for the year ended December 31, 2018, an increase of 34.9%, compared to $317.4 million for the year ended December 31, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, which drove both higher product costs and royalty expenses. In 2018, in addition to the increase as a result of sales growth, cost of sales included $2.0 million of incremental packaging and display costs, a $1.8 million increase from charitable contributions and a $1.4 million increase for inventory reserves and adjustments. In 2017, cost of sales included $3.2 million related to the application of purchase accounting in connection with the Underground Toys Acquisition and the Loungefly Acquisition, which required inventory to be recorded at estimated fair value at the time of acquisition. This step-up in value resulted in an increase to inventory of $2.6 million and $0.6 million based on the estimated fair value as of the date of the Underground Toys Acquisition and Loungefly Acquisition, respectively.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 37.6% for the year ended December 31, 2018, compared to 38.5% for the year ended December 31, 2017.  Gross margin (exclusive of depreciation and amortization) decreased 90 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017, due primarily to the increase in our average royalty rate to 16.1% for the year ended December 31, 2018 compared to 15.0% for the year ended December 31, 2017 (primarily reflecting higher reserves for minimum guarantees, due in part to our subscription box business, which we began phasing out in 2018, and higher reserves for minimum guarantees on international sales, as well as ongoing and future royalty audits), higher compliance chargebacks received from our customers and an increase in inventory reserves, partially offset by inventory step up costs in 2017 related to our Underground Toys and Loungefly Acquisitions.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $155.3 million for the year ended December 31, 2018, an increase of 28.4%, compared to $120.9 million for the year ended December 31, 2017. The increase was driven primarily by growth in the business, including incremental expenses associated with our direct distribution model in Europe, our Loungefly operations and growth in the staffing at Funko Animation Studios. More specifically, the increase in expenses primarily resulted from a $20.3 million increase in personnel expenses and commissions (which included $1.0 million of certain severance costs incurred during the year ended December 31, 2018 in connection with the departure of certain members of senior management, including the founders of Loungefly), a $7.5 million increase in rent and related facilities costs, which is a result of our continued expanded operations and a $3.6 million increase in equity-based compensation expense.  These increases were partially offset by a decrease in bad debt expense of $3.5 million due primarily to the bad debt expense recorded in 2017 related to the Toys ‘R Us bankruptcy, which was partially offset by $0.8 million in additional bad debt expense related to the bankruptcy of a European customer in 2018.

Selling, general, and administrative expenses were 22.6% of sales for the year ended December 31, 2018, compared to 23.4% of sales for the year ended December 31, 2017. While we have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future, our growth in sales more than offset the growth of our selling, general and administrative expenses.

Acquisition Transaction Costs

Transaction costs related to acquisitions were nominal for the year ended December 31, 2018 and $3.6 million for the year ended December 31, 2017. Transaction costs for the year ended December 31, 2017 were primarily related to the Underground Toys and Loungefly Acquisitions.

Depreciation and Amortization

Depreciation and amortization expense was $39.1 million for the year ended December 31, 2018, compared to $32.0 million for the year ended December 31, 2017. Depreciation increased $6.5 million, primarily related to the increase in depreciation on tooling and molds as a result of the expansion of our product lines, leasehold improvements at our corporate offices and warehouse facilities, and amortization increased $0.6 million as a result of the Underground Toys Acquisition and the Loungefly Acquisition.

Interest Expense, Net

Interest expense, net was $21.7 million for the year ended December 31, 2018, a decrease of 29.0%, compared to $30.6 million for the year ended December 31, 2017. The decrease in interest expense, net was primarily related to the paydown of the Term Loan B Facility and Revolving Credit Facility with proceeds from our IPO in November 2017 and lower interest rates on our New Term Loan Facility and New Revolving Credit Facility as compared to our previous Term Loan A Facility and previous Revolving Credit Facility.

Loss on extinguishment of debt

Loss on extinguishment of debt was $4.5 million for the year ended December 31, 2018, a decrease of 10.9%, compared to $5.1 million for the year ended December 31, 2017.  Loss on extinguishment of debt for the year ended December 31, 2018 represented the write-off of $4.1 million of unamortized debt issuance costs on our previous Term Loan A Facility and $0.4 million of unamortized debt issuance costs on our previous Revolving Credit Facility, each of which were repaid in full on October 22, 2018 in connection with the Company entering into a new credit agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million. Loss on extinguishment of debt for the year ended December 31, 2017 represented the write-off of unamortized discount costs on our Term Loan B Facility which was repaid in full in November 2017 in connection with the IPO.

Income Tax Expense

Income tax expense was $4.9 million for the year ended December 31, 2018, an increase of 216.0%, compared to $1.5 million for the year ended December 31, 2017.  The increase was primarily due to the increase in income before income taxes of $26.0 million, or 364.7%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  Additionally, in 2017, the LLC flow-through structure of FAH, LLC benefited our income tax expense as, prior to the IPO, we were subject to certain LLC entity-level taxes and foreign taxes but generally not subject to entity-level U.S. federal income taxes.  Partially offsetting the increase in income tax expense was a decrease in the statutory U.S. federal corporate tax rate to 21% for the year ended December 31, 2018 as compared to a statutory rate of 34% for the year ended December 31, 2017.

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

On a geographical basis, net sales in the United States increased 6.7% to $376.1 million in the year ended December 31, 2017 as compared to $352.4 million in the year ended December 31, 2016, and net sales internationally increased 88.5% to $140.0 million in the year ended December 31, 2017 from $74.3 million in the year ended December 31, 2016, primarily from the increased focus and strong demand in Europe resulting from the move to a direct distribution model with the Underground Toys Acquisition. On a product category basis, net sales of figures increased 20.8% to $422.0 million in the year ended December 31, 2017 and net sales of other products increased 21.8% to $94.1 million as compared to the year ended December 31, 2016.

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

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for monitoring fees, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, loss on extinguishment of debt, acquisition transaction costs, certain severance costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Pro Forma Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interests in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, monitoring charges, loss on extinguishment of debt, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs, certain severance costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense (benefit) effect of (1) these adjustments and (2) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define Adjusted Pro Forma Earnings per Diluted Share as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interest in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our New Credit Facilities use Adjusted EBITDA to measure our compliance with covenants such as a senior leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, loss on extinguishment of debt, acquisition transaction costs, certain severance costs, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, the Non-GAAP Financial Measures include adjustments for other items, such as monitoring fees, that we do not expect to regularly record following our IPO. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Funko, Inc.	$9,356	$3,725	$26,880
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	18,955	1,875	—
Monitoring fees (2)	-	1,676	1,498
Equity-based compensation (3)	9,140	5,574	2,369
Loss on extinguishment of debt	4,547	5,103	—
Earnout fair market value adjustment (4)	—	30	8,561
Inventory step-up (5)	—	3,182	13,434
Acquisition transaction costs and other expenses (6)	3,391	5,336	3,442
Certain severance costs (7)	1,031	—	—
Foreign currency transaction loss (gain) (8)	4,082	(733)	—
Income tax expense (9)	(8,975)	(8,345)	(20,339)
Adjusted pro forma net income	$41,527	$17,423	$35,845

Weighted-average shares of Class A common stock outstanding-basic	23,821	23,338
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	26,858	27,297
Adjusted pro forma weighted-average shares of Class A stock outstanding - diluted	50,679	50,635
Adjusted pro forma earnings per diluted share	$0.82	$0.34

				Successor	Predecessor
				Period from	Period from
				October 31,	January 1,
				2015 through	2015 through
	Year Ended December 31,			December 31,	October 30,
	2018	2017	2016	2015	2015
	(amounts in thousands)
Net income	$28,311	$5,600	$26,880	$(15,561)	$27,499
Interest expense, net	21,739	30,636	17,267	2,818	2,202
Income tax expense	4,867	1,540	—	—	—
Depreciation and amortization	39,116	31,975	23,509	3,370	5,723
EBITDA	$94,033	$69,751	$67,656	$(9,373)	$35,424
Adjustments:
Monitoring fees (2)	—	1,676	1,498	272	3,346
Equity-based compensation (3)	9,140	5,574	2,369	4,484	9,925
Loss on extinguishment of debt	4,547	5,103	—	—	—
Earnout fair market value adjustment (4)	—	30	8,561	1,540	—
Inventory step-up (5)	—	3,182	13,434	8,688	—
Acquisition transaction costs and other expenses (6)	3,391	5,336	3,442	7,559	13,301
Certain severance costs (7)	1,031	—	—	—	—
Foreign currency transaction loss (gain) (8)	4,082	(733)	—	—	—
Adjusted EBITDA	$116,224	$89,919	$96,960	$13,170	$61,996

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

(3)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(4)	Reflects the increase in the fair value of contingent liabilities incurred in connection with the Underground Toys Acquisition.
(5)	Represents a non-cash adjustment to cost of sales resulting from acquisitions.
(6)

Represents legal, accounting, and other related costs incurred in connection with the IPO, acquisitions and other transactions.  Included for the year ended December 31, 2018 is a one-time $2.0 million consent fee related to certain existing license agreements which we expect to pay in connection with the renewal of such licensing agreements and $0.7 million for the recognition of a pre-acquisition contingency related to our Loungefly acquisition.

(7)	Represents severance costs incurred in connection with the departure of certain members of senior management, including the founders of Loungefly.
(8)	Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.
(9)

Represents the income tax expense (benefit) effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. This adjustment uses an effective tax rate of 25% for the year ended December 31, 2018 and 36.2% for the year ended December 31, 2017, respectively.

Liquidity and Financial Condition

Introduction

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. In the years ended December 31, 2017 and 2016, we also received contributions from members of FAH, LLC as further described below under “Liquidity;” however, we do not anticipate receiving any additional contributions from members of FAH, LLC.

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

On March 7, 2018, we entered into an amendment to our former credit agreement which provided for, among other things, (i) a $13.0 million prepayment of the amounts owing under the Term Loan A Facility on the effective date of the amendment, with no changes in the amount of future amortization payments, (ii) a reduction in the interest rate margins (a) for the Term Loan A Facility, from 6.25% to 5.50% for base rate loans and 7.25% to 6.50% for LIBOR rate loans and (b) for the Revolving Credit Facility, from 2.50% to 1.75% for LIBOR rate loans, (iii) a 1% prepayment premium on prepayments under both the Term Loan A Facility and the Revolving Credit Facility for 180 days after the effective date of the amendment, and (iv) a $20.0 million increase to the borrowing base under the Revolving Credit Facility, so long as no loan party formed under the laws of England and Wales or Funko UK, Ltd. incurs secured indebtedness for borrowed money.

On October 22, 2018 (the “Closing Date”), Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC (each, a “Borrower” and collectively, the “Borrowers”), entered into a new Credit Agreement by and among each Borrower, certain financial institutions party thereto and PNC Bank, National Association, as administrative agent and collateral agent, providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million. Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities.

On February 11, 2019, the Company amended its New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million.

On February 11, 2019, we acquired Forrest-Pruzan Creative LLC, a leading board game development studio in Seattle, WA, to help us expand our product offerings into the board game category. The purchase consideration consists of $6.5 million in cash and $2.2 million in shares of the Company's Class A common stock paid at closing, $1.5 million in cash due to the sellers in 18 months, subject to certain working capital adjustments and other conditions as per the agreement, and $2 million in cash due after a 24-month deferral period.

Liquidity and Capital Resources

The following table shows summary cash flow information for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$49,991	$23,837	$49,468
Net cash used in investing activities	(27,501)	(65,215)	(22,105)
Net cash provided by (used in) financing activities	(15,046)	43,012	(45,613)
Effect of exchange rates on cash and cash equivalents	(1,686)	(67)	—
Net increase (decrease) in cash and cash equivalents	$5,758	$1,567	$(18,250)

Operating Activities. Our net cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation and fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $50.0 million for the year ended December 31, 2018, compared to $23.8 million for the year ended December 31, 2017. The increase was primarily due to an increase in net income and non-cash adjustments partially offset by a decrease in the changes in working capital.  Non-cash adjustments increased net cash provided by operating activities by $11.9 million in the year ended December 31, 2018, due primarily to a $7.1 million increase in depreciation and amortization, a $4.3 million increase related to foreign currency transaction losses, and a $3.6 million increase in equity-based compensation when compared to the year ended December 31, 2017. These increases were partially offset by a $2.5 million decrease in non-cash adjustments related to accretion of discount on long-term debt. Additionally, the increase in net cash provided by operating activities was impacted by an increase in net income of $22.7 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. Changes in working capital reduced net cash provided by operating activities by $8.5 million and were primarily due to a decrease in accounts payable of $35.3 million and an increase in accounts receivable of $22.7 million, partially offset by increases in prepaid expenses and other assets, accrued royalties and inventory of $18.5 million, $10.0 million and $7.3 million, respectively.

Net cash provided by operating activities was $23.8 million for the year ended December 31, 2017, compared to $49.5 million for the year ended December 31, 2016. The decrease was primarily due to changes in working capital, which reduced cash provided by operating activities by $18.0 million. Changes in working capital reduced cash provided by operating activities primarily due to an increase in inventory of $22.7 million and a decrease in accrued royalties of $4.6 million, partially offset by an increase in accounts receivables and decreases in income taxes payable and accounts payable of $5.2 million, $2.3 million and $4.3 million, respectively. In addition, non-cash adjustments increased net cash provided by operating activities by $13.6 million in the year ended December 31, 2017, due primarily to a $8.5 million increase in depreciation and amortization, loss on extinguishment of debt of $5.1 million, a $3.2 million increase in equity-based compensation and a $2.7 million increase in accretion of discount on long-term debt, when compared to the year ended December 31, 2016. These increases were partially offset by a $5.5 million decrease in non-cash adjustments related to contingent consideration. Additionally, the decrease in net cash provided by operating activities was impacted by a decline in net income of $21.3 million in the year ended December 31, 2017 compared to $26.9 million in the year ended December 31, 2016.

Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2018, net cash used in investing activities was $27.5 million and was comprised of $26.9 million used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines, and $0.6 million used for acquisitions, specifically an increase in cash used to acquire Loungefly as a result of certain working capital adjustments.

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

For the year ended December 31, 2018, net cash used in financing activities was $15.0 million, primarily related to payments on the New Term Loan Facility and Term Loan A Facility of $231.3 million and $20.4 million in distributions to members of FAH, LLC, partially offset by proceeds from the New Term Loan Facility of $230.0 million, and net borrowings on the revolving lines of credit of $9.2 million.

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

Financial Condition

Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners (the “Tax Receivable Agreement”), we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our New Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our New Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. As of December 31, 2018 and 2017, we were in compliance with all covenants in our New Credit Facilities and Former Senior Secured Credit Facilities, respectively.

As noted above, on October 22, 2018, we entered into the New Credit Facilities and repaid in full our Former Senior Secured Credit Facilities.  The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.

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

The Credit Agreement governing the New Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:

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

As of December 31, 2018, we had $13.5 million of cash and cash equivalents and $122.8 million of working capital, compared with $7.7 million of cash and cash equivalents and $94.1 million of working capital as of December 31, 2017. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Subordinated Promissory Notes, Former Senior Secured Credit Facilities and New Credit Facilities (see Note 10, Debt of the notes to our consolidated financial statements). On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million, of which $42.5 million was outstanding as of February 28, 2019. On November 6, 2017, we completed our IPO of 10,416,666 shares of our Class A common stock at a public offering price of $12.00 per share. We received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 common units directly from FAH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions.

New Credit Facilities. On October 22, 2018, the Company entered into the New Credit Facilities.  Upon closing, proceeds from the New Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility.  Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.   For a discussion of our New Credit Facilities, see Note 10, Debt of the notes to our consolidated financial statements.

Former Senior Secured Credit Facilities. For a discussion of our Former Senior Secured Credit Facilities, see Note 10, Debt of the notes to our consolidated financial statements.

Subordinated Promissory Notes. For a discussion of our former Subordinated Promissory Notes, see Note 10, Debt of the notes to our consolidated financial statements.

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

Contractual Obligations

The following summarizes our principal future minimum commitments as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long term debt and related interest (1)	$24,513	$26,825	$34,532	$34,683	$164,080	$—	$284,633
Operating leases	12,279	11,634	8,169	4,615	4,774	13,287	54,758
Minimum royalty obligations (2)	4,684	2,383	159	—	—	—	7,226
New Revolving Credit Facility (3)	20,000	—	—	—	—	—	20,000
Total	$61,476	$40,842	$42,860	$39,298	$168,854	$13,287	$366,617

(1)

We estimated interest payments through the maturity of our New Credit Facilities by applying the interest rate of 5.53% in effect as of December 31, 2018 under our New Term Loan Facility. See Note 10, Debt of the notes to our consolidated financial statements.

(2)	Represents minimum guaranteed royalty payments under licensing arrangements.
(3)	Represents the amount owed as of December 31, 2018 under our New Revolving Credit Facility.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

Revenue Recognition and Sales Allowance. Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer.

We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. We adjust our estimates at least quarterly or when facts and circumstances used in the estimate process change; historically adjustments to these estimates have not been material.

Amounts received prior to when control of the goods is transferred to the customer are recorded as deferred revenue on our consolidated balance sheets. Sales terms do not allow for a right of return exception in relation to a manufacturing defect. We defer revenue on these advance payments until our performance obligation is satisfied. Deferred revenue is classified as a current liability when recognition is expected within 12 months following the balance sheet date.

We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.  Accordingly, shipping and handling activities that are performed by us, whether before or after a customer has obtained control of the products, are considered fulfillment costs to satisfy our performance obligation to transfer the products and are recorded as incurred within cost of goods sold.

We have made an accounting policy election to exclude from revenue all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and some excise taxes).

Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset, either current or long- term based on when we expect to realize revenues under the related licensing agreement. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2018, we recorded a prepaid asset of $5.5 million, net of a reserve of $5.5 million. As of December 31, 2017, we recorded a prepaid asset of $6.4 million, net of a reserve of $2.9 million.

We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2018, 2017 and 2016, were $110.2 million, $77.5 million and $64.7 million, respectively.

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

In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement (“TRA”) with FAH, LLC and each of the Continuing Equity Owners. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement (“TRA Payments”). Amounts payable under the TRA are contingent upon, among other things, (i) generation of taxable income over the term of the TRA and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we only recognize a liability for TRA Payments if we determine that it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others.

Upon redemption or exchange of common units in FAH, LLC, we record a liability relating to the obligation if we believe that it is probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize any portion of the liability related to the benefits not expected to be utilized.

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

During the year ended December 31, 2018, we acquired an aggregate of 1.4 million common units of FAH, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the year ended December 31, 2018 we recognized an increase to our net deferred tax assets in the amount of $7.0 million, and a corresponding increase to our TRA liabilities of $6.8 million, representing 85% of the tax benefits due to the Continuing Equity Owners.

During the year ended December 31, 2017, there were no redemptions or exchanges of common units in FAH, LLC under the TRA. As such, we did not record any liabilities relating to our obligations under the TRA for 2017.

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

Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our New Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our New Credit Facilities include the New Term Loan Facility and the New Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our New Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2018, we had $247.3 million of variable rate debt outstanding under our New Credit Facilities, consisting of $227.3 million outstanding under the New Term Loan Facility (net of unamortized discount of $4.8 million) and $20.0 million in outstanding variable rate borrowings under our New Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2018, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.5 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Funko, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ and members’ equity, and cash flows, for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young

We have served as the Company‘s auditor since 2015.

Seattle, Washington

March 5, 2019

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net sales	$686,073	$516,084	$426,717
Cost of sales (exclusive of depreciation and amortization shown separately below)	428,062	317,379	280,396
Selling, general, and administrative expenses	155,321	120,944	77,525
Acquisition transaction costs	28	3,641	1,140
Depreciation and amortization	39,116	31,975	23,509
Total operating expenses	622,527	473,939	382,570
Income from operations	63,546	42,145	44,147
Interest expense, net	21,739	30,636	17,267
Loss on extinguishment of debt	4,547	5,103	—
Other expense (income), net	4,082	(734)	—
Income before income taxes	33,178	7,140	26,880
Income tax expense	4,867	1,540	—
Net income	28,311	5,600	26,880
Less: net income attributable to non-controlling interests	18,955	1,875	—
Net income attributable to Funko, Inc.	$9,356	$3,725	$26,880

Earnings per share of Class A common stock (1):
Basic	$0.39	$0.04
Diluted	$0.37	$0.04
Weighted average shares of Class A common stock outstanding (1):
Basic	23,821	23,338
Diluted	25,560	50,635

(1)	Basic and diluted earnings per Class A common stock is applicable only for the period after the Company’s IPO. See Note 18, Earnings Per Share.

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$28,311	$5,600	$26,880
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax effect of $51, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively	(2,020)	802	—
Comprehensive income	26,291	6,402	26,880
Less: Comprehensive income attributable to non-controlling interests	17,908	859	—
Comprehensive income attributable to Funko, Inc.	$8,383	$5,543	$26,880

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$13,486	$7,728
Accounts receivable, net	148,627	115,478
Inventory	86,622	79,082
Prepaid expenses and other current assets	11,904	21,727
Total current assets	260,639	224,015

Property and equipment, net	44,296	40,438
Goodwill	112,818	110,902
Intangible assets, net	233,645	250,649
Deferred tax asset	7,346	51
Other assets	4,275	4,258
Total assets	$663,019	$630,313

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$20,000	$10,801
Current portion long-term debt, net of unamortized discount	10,593	7,928
Accounts payable	36,130	53,428
Income taxes payable	4,492	2,268
Accrued royalties	39,020	25,969
Accrued expenses and other current liabilities	27,621	27,032
Current portion of contingent consideration	—	2,500
Total current liabilities	137,856	129,926

Long-term debt, net of unamortized discount	216,704	215,170
Deferred tax liability	5	588
Liabilities under tax receivable agreement, net of current portion	6,504	—
Deferred rent and other long-term liabilities	5,584	3,474

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 24,960 shares and 23,338 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 23,584 shares and 24,976 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2	2
Additional paid-in-capital	146,408	129,320
Accumulated other comprehensive income	(171)	802
Retained earnings	10,397	1,041
Total stockholders' equity attributable to Funko, Inc.	156,638	131,167
Non-controlling interests	139,728	149,988
Total stockholders' equity	296,366	281,155
Total liabilities and stockholders' equity	$663,019	$630,313

See accompanying notes to consolidated financial statements.

FUNKO, inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTs OF STOCKHOLDERS’ AND MEMBERS’ EQUITY

(In thousands)

	Member Units		Recourse Loans To	Other Comprehensive	Members' Earnings	Class A Common Stock		Class B Common Stock		Additional Paid-In	Other Comprehensive	Retained Earnings	Non- Controlling
	Units	Amounts	Management	Income	(Deficit)	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Interests	Total
January 1, 2016	224	$250,601	$(915)	$—	$(6,130)	—	$—	—	$—	$—	$—	$—	$—	243,556
Members' contributions	15	24,431	—	—	(9,431)	—	—	—	—	—	—	—	—	15,000
Equity-based compensation	4	2,369	—	—	—	—	—	—	—	—	—	—	—	2,369
Net income	—	—	—	—	26,880	—	—	—	—	—	—	—	—	26,880
Recourse loans to management	—	—	142	—	—	—	—	—	—	—	—	—	—	142
Distribution to members	—	—	—	—	(70,570)	—	—	—	—	—	—	—	—	(70,570)
Period ended December 31, 2016	243	$277,401	$(773)	$—	$(59,251)	—	$—	—	$—	$—	$—	$—	$—	$217,377
Equity issued in connection with acquisition prior to Transactions	2	5,313	—	—	—	—	—	—	—	—	—	—	—	5,313
Warrants issued in connection with long-term debt prior to Transactions	—	—	—	—	5,726	—	—	—	—	—	—	—	—	5,726
Equity-based compensation prior to Transactions	—	4,571	159	—	—	—	—	—	—	—	—	—	—	4,730
Net income prior to Transactions	—	—	—	—	2,684	—	—	—	—	—	—	—	—	2,684
Cumulative translation adjustment prior to Transactions	—	—	—	1,184	—	—	—	—	—	—	—	—	—	1,184
Distribution to members prior to Transactions	—	—	—	—	(72,965)	—	—	—	—	—	—	—	—	(72,965)
Contributions from members prior to Transactions	5	5,000	—	—	—	—	—	—	—	—	—	—	—	5,000
Recourse loans to management prior to Transactions	—	—	188	—	—	—	—	—	—	—	—	—	—	188
Effect of Transactions	(250)	(292,285)	426	(1,184)	123,806	12,921	1			168,052	572		612	-
Sale of Class A common stock in initial public offering, net	—	—	—	—	—	10,417	1	—	—	108,919	—	—	—	108,920
Issuance of Class B common stock	—	—	—	—	—	—	—	24,976	2	—	—	—	—	2
Net deferred tax adjustments resulting from the Transactions	—	—	—	—	—	—	—	—	—	(1,241)	—	—	—	(1,241)
Non-controlling interests related to purchase of common units from FAH, LLC	—	—	—	—	—	—	—	—	—	(147,254)	—	—	147,254	-
Equity-based compensation subsequent to Transactions	—	—	—	—	—	—	—	—	—	844	—	—	—	844
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	230	—	247	477
Net income subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	1,041	1,875	2,916
Period ended December 31, 2017	-	$-	$-	$—	$-	23,338	$2	24,976	$2	$129,320	$802	$1,041	$149,988	$281,155
Distribution to continuing equity owners	—	—	—	—	—	—	—	—	—	—	—	—	(20,441)	(20,441)
Equity-based compensation	—	—	—	—	—	—	—	—	—	$9,140				9,140
Shares issued for equity-based compensation awards	—	—	—	—	—	176	—	—	—	28	—	—	—	28
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(973)	—	(1,047)	(2,020)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	—	—	—	—	—	193	—	—	—	193
Redemption of common units of FAH, LLC	—	—	—	—	—	1,447	—	(1,392)	—	7,727	—	—	(7,727)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	9,356	18,955	28,311
Period ended December 31, 2018	—	—	$-	$-	$-	24,961	$2	23,584	$2	$146,408	$(171)	$10,397	$139,728	$296,366

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Operating Activities
Net income	$28,311	$5,600	$26,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,116	31,975	23,509
Equity-based compensation	9,140	5,574	2,369
Contingent consideration	—	30	5,503
Accretion of discount on long-term debt	1,414	3,887	1,150
Amortization of debt issuance costs	709	534	248
Loss on debt extinguishment	4,547	5,103	—
Deferred tax benefit	(903)	(718)	—
Other	4,288	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(36,139)	(28,473)	(33,624)
Inventory	(9,389)	(16,703)	6,013
Prepaid expenses and other assets	8,736	(9,737)	(8,549)
Accounts payable	(16,375)	18,998	14,652
Income taxes payable	2,177	2,268	—
Accrued royalties	13,072	3,073	7,720
Accrued expenses and other liabilities	1,287	2,426	3,597
Net cash provided by operating activities	49,991	23,837	49,468

Investing Activities
Purchase of property and equipment	(26,866)	(33,562)	(21,202)
Acquisitions, net of cash	(635)	(31,653)	(903)
Net cash used in investing activities	(27,501)	(65,215)	(22,105)

Financing Activities
Borrowings on line of credit	316,390	153,383	57,741
Payments on line of credit	(307,191)	(149,311)	(51,012)
Proceeds from long-term debt, net	230,011	66,336	47,628
Payment of long-term debt	(231,338)	(59,000)	(7,600)
Payment of subordinated debt, net	—	(20,000)	—
Proceeds from subordinated debt, net	—	20,000	—
Contingent consideration	(2,500)	(17,958)	(36,942)
Contributions from members	—	5,000	15,000
Proceeds from initial public offering, net of underwriters discount and commissions	—	117,337	—
Proceeds from issuance of Class B common stock	—	2	—
Distributions to continuing equity owners	(20,441)	(72,777)	(70,428)
Proceeds from exercise of equity-based options	23	—	—
Net cash provided by (used in) financing activities	(15,046)	43,012	(45,613)

Effect of exchange rates on cash and cash equivalents	(1,686)	(67)	—

Net increase (decrease) in cash and cash equivalents	5,758	1,567	(18,250)
Cash and cash equivalents at beginning of period	7,728	6,161	24,411
Cash and cash equivalents at end of period	$13,486	$7,728	$6,161

Supplemental Cash Flow Information
Cash paid for interest	$19,403	$25,360	$12,455
Income tax payments	2,311	—	-
Accrual for purchases of property and equipment	1,137	1,607	(489)
Establishment of liabilities under tax receivable agreement	6,771	—	-
Issuance of Class A units for acquisitions	—	5,313	-
Issuance of warrants for Class A units in connection with long-term debt	—	5,061	-
Issuance of warrants for common units in connection with long-term debt	—	665	-
Reimbursement of management recourse loans	—	773	142
Tenant allowance	168	—	2,041

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

On November 6, 2017, the Company completed an IPO of 10,416,666 shares of its Class A common stock at a public offering price of $12.00 per share (the “IPO”), receiving approximately $117.3 million in net proceeds, after deducting underwriting discounts and commissions, which were used to purchase 10,416,666 of FAH, LLC’s newly-issued common units at a price per unit equal to the price per share of Class A common stock sold in the IPO, less underwriting discounts and commissions. The IPO and related reorganization transactions (the “Transactions”) resulted in the Company being the sole managing member of FAH, LLC. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business.  Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its consolidated financial statements representing the FAH, LLC interests held by ACON Funko Investors, L.L.C., a Delaware limited liability company (“ACON Funko Investors”) and certain of its affiliates, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”), and certain current and former executive officers, employees and directors, in each case, who held profits interests in FAH, LLC and who received common units of FAH, LLC in exchange for their profits interests in connection with the Transactions (as defined herein) (collectively, the “Original Equity Owners”) and the former holders of warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the Transactions, and, in each case, each of their permitted transferees that own common units in FAH, LLC and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at the Company’s election, cash or newly-issued shares of the Company’s Class A common stock (collectively, the “Continuing Equity Owners”).

As the Transactions, discussed further in Note 16, Stockholders’ Equity, are considered transactions between entities under common control, the financial statements reflect the combined entities for all periods presented.

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

Cash Equivalents

Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than five days and were $0.1 million for both December 31, 2018 and 2017.

Concentrations of Business and Credit Risk

The Company grants credit to its customers on an unsecured basis. As of December 31, 2018 and 2017, the balance of accounts receivable consisted of 10% and 9%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.

For the years ended December 31, 2018 and 2017, there was no individual customer that generated net sales over 10%. For the year ended December 31, 2016, approximately 12% of sales were generated from one customer.

For the year ended December 31, 2018, 15%, 11% and 10% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2017, there were no license agreements that accounted for more than 10% of sales. For the year ended December 31, 2016, 15% of sales were related to one license agreement with no other license agreements accounting for more than 10% of sales.

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

Revenue Recognition and Sales Allowance

Revenue from the sale of Company products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms.

The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change; historically these adjustments have not been material.

Amounts received prior to when control of the goods is transferred to the customer are recorded as deferred revenue on the consolidated balance sheet. Sales terms do not allow for a right of return exception in relation to a manufacturing defect. The Company defers revenue on these advance payments until its performance obligation is satisfied. Deferred revenue is classified as a current liability when recognition is expected within 12 months following the balance sheet date. Deferred revenue was $0.3 million and $3.3 million as of December 31, 2018 and 2017, and the changes in deferred revenue were a decrease of $3.0 million, a decrease of $0.5 million and an increase of $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.  Accordingly, shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered fulfillment costs to satisfy our performance obligation to transfer the products, and are recorded as incurred within cost of sales.

We have made an accounting policy election to exclude from revenue all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value-added, and some excise taxes).

We have elected the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.

Shipping Revenue and Costs

Shipping and handling costs include inbound freight costs and the cost to ship product to the customer and are included in cost of sales. Shipping fees billed to customers are included in net sales.

Advertising and Marketing Costs

Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2018, 2017 and 2016 were $10.1 million, $9.1 million, and $6.8 million, respectively.

The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of operations because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.

Product Design and Development Costs

Product design and development costs are recognized in selling, general and administrative expenses in the statements of operations as incurred. Product design and development costs for the years ended December 31, 2018, 2017 and 2016, were $4.7 million, $4.7 million, and $2.3 million, respectively.

Recently Adopted Accounting Standards

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard. The new standard allows for a full retrospective approach to transition or a modified retrospective approach. Effective January 1, 2018, the Company adopted ASU 2014-09 and its related amendments (collectively, the “new revenue standards”) using the modified retrospective transition method, which was applied to all contracts not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standards, while prior periods were not adjusted. There was no impact related to the cumulative effect of the adoption of the new revenue standards on January 1, 2018. The adoption of the new revenue standard did not have any impact on the Company’s consolidated financial statements as of or for the year ended December 31, 2018. The Company has applied the practical expedient prescribed in the new revenue standards and does not evaluate contracts of one year or less for the existence of a significant financing component.

Substantially all of the Company’s revenues continue to be recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards.

Recent Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued guidance related to lease accounting that requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for leases with a term of more than 12 months. The standard is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We will adopt the lease standard and its related amendments on January 1, 2019 with a cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods.  This will result in a balance sheet presentation that is not comparable to prior periods in the year of adoption. The Company is in the process of its implementation which includes evaluating its leasing activities and developing its estimate of the right-of-use asset and lease liability, which is based on the present value of lease payments. To illustrate the magnitude of this change, the amount of our off-balance sheet operating leases at December 31, 2018 is disclosed in Note 12, Commitments and Contingencies. Beginning on January 1, 2019, our operating leases, excluding those with terms less than 12 months, will be discounted and recorded as assets and liabilities on our consolidated balance sheet. The Company does not expect material changes to the recognition of operating lease expenses in its consolidated statements of operations.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in accumulated other comprehensive income to retained earnings to address concerns related to accounting for certain provisions of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Loungefly. On June 28, 2017, the Company acquired all of the outstanding equity interests of Loungefly, LLC (“Loungefly”), a designer of licensed pop culture fashion handbags, small leather goods and accessories (the “Loungefly Acquisition”). The purchase consideration included $17.9 million paid in cash, which included $1.8 million in transaction fees paid on behalf of the seller, and the issuance of $2.1 million of FAH, LLC’s Class A units. The Company recorded certain fair value adjustments to Loungefly’s assets and liabilities as of the acquisition date, including a $1.4 million increase to inventory. The purchase price allocation was finalized during the first quarter of 2018 and the estimated fair value of the assets acquired and liabilities assumed has been finalized. The finalization of purchase price allocation resulted primarily in a reduction of $1.7 million to intangible assets and an increase in goodwill of $1.8 million. Costs, such as advisory, legal, accounting fees and change of control fees, the Company incurred related to the Loungefly Acquisition were $1.1 million for the year ended December 31, 2017, and are recorded within acquisition transaction costs in the consolidated statements of operations.

The activity of Loungefly included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2017 was net sales of $17.0 million and net income of $2.2 million.

Underground Toys Limited. On January 27, 2017, the Company acquired certain assets of Underground Toys Limited, a manufacturer and distributor of licensed products based in the United Kingdom (the “Underground Toys Acquisition”). The acquired assets primarily consisted of inventory and identifiable intangible assets, which are now used by the Company’s newly formed subsidiary Funko UK, Ltd. The purchase consideration included $12.6 million in cash, the issuance of $3.2 million of FAH, LLC’s Class A units, an additional payment in cash of up to $2.5 million contingent upon the assignment of certain license agreements and certain working capital adjustments of $1.8 million. The Company has recorded certain adjustments to the working capital assumed, including a $1.3 million decrease to inventory. The purchase price allocation has been finalized. Costs, such as advisory, legal, accounting fees and change of control fees incurred by the Company related to the acquisition of certain assets of Underground Toys Limited were $1.8 million for the year ended December 31, 2017, and are recorded within acquisition transaction costs in the consolidated statements of operations.

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

For the acquisitions described above, the Company recorded goodwill amounting to $15.4 million in the aggregate, which relates to a number of factors, including the future earnings and cash flow potential of the businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance its existing offerings to key target markets and develop new and profitable businesses, and the complimentary strategic fit and resulting expected synergies to be achieved. Goodwill is not deductible for tax purposes.

The purchase consideration for the acquisitions was as follows:

	Purchase Consideration
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash paid	$16,113	$12,554	$3,862
Transaction fees paid (incurred) on behalf of seller	1,777	—	—
Working capital adjustment to be paid in cash	635	1,784	1,003
Fair value of Class A Units issued	2,131	3,182	—
Fair value of contingent consideration	—	2,470	—
Purchase consideration	$20,656	$19,990	$4,865

The purchase price allocations for the acquisitions were as follows:

	Assets (Liabilities) Acquired (Assumed) at Fair Value
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash	$1,501	$—	$645
Accounts receivable	3,315	—	30
Inventory	2,351	15,263	—
Other current assets	132	1,122	321
Property and equipment	214	289	76
Intangible assets	12,605	6,500	—
Goodwill	8,428	2,999	4,000
Current liabilities	(7,890)	(6,183)	(207)
Consideration transferred	$20,656	$19,990	$4,865

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

No impairment charges relating to goodwill were recorded in the years ended December 31, 2018, 2017 and 2016.

The following table presents the balances of goodwill as of December 31, 2018 and 2017 (in thousands).

Goodwill
Balance as of January 1, 2017	$97,453
Acquisitions	13,654
Foreign currency remeasurement	(205)
Balance as of December 31, 2017	$110,902
Measurement period adjustment	1,773
Foreign currency remeasurement	143
Balance as of December 31, 2018	$112,818

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment charges relating to intangible assets were recorded in the years ended December 31, 2018, 2017 and 2016.

The following table provides the details of identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2018			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	20	$114,411	$(18,115)	$96,296	$114,411	$(12,395)	$102,016
Trade names	10 - 20	83,358	(13,182)	70,176	83,468	(9,375)	74,093
Customer relationships	10 - 20	68,891	(11,053)	57,838	68,060	(7,268)	60,792
Licensor relationships	10 - 20	11,122	(1,790)	9,332	13,908	(341)	13,567
Supplier relationships	2	304	(301)	3	322	(141)	181
Total		$278,086	$(44,441)	$233,645	$280,169	$(29,520)	$250,649

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $15.0 million, $14.4 million, and $12.9 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2018 was as follows (in thousands):

Amortization
2019	$14,848
2020	14,836
2021	14,836
2022	14,836
2023	14,836
Thereafter	159,453
Total	$233,645

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

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable	$151,676	$119,333
Less: Allowance for doubtful accounts	(3,049)	(3,855)
Accounts receivable, net	$148,627	$115,478

Accounts receivable includes a $0.2 million and $2.0 million tenant improvement receivable from a lessor as of December 31, 2018 and 2017, respectively. The remaining balance is customer receivables. Bad debt expense was $1.9 million, $5.5 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Activity in our allowance for doubtful accounts was as follows:

	December 31,
	2018	2017
Allowance for doubtful accounts - beginning	$3,855	$2,735
Charged to costs and other	1,908	5,457
Write offs	(2,714)	(4,337)
Allowance for doubtful accounts - ending	$3,049	$3,855

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid deposits for inventory and molds	$2,138	$10,916
Prepaid royalties, net	5,465	6,391
Other prepaid expenses and current assets	4,301	4,420
Prepaid expenses and other current assets	$11,904	$21,727

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Tooling and molds	$70,368	$50,125
Leasehold improvements	18,366	14,894
Computer equipment, software and other	8,401	5,628
Furniture, fixtures and warehouse equipment	8,868	7,282
Construction in progress	97	363
	$106,100	$78,292
Less: Accumulated depreciation	(61,804)	(37,854)
Property and equipment, net	$44,296	$40,438

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $24.1 million, $17.6 million, and $10.6 million, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued payroll and compensation	$11,138	$8,209
Deferred revenue	306	3,283
Accrued shipping & freight costs	3,628	3,235
Acquisition related current liabilities	-	3,685
Accrued sales taxes	673	248
Deferred rent	429	389
Current liabilities under tax receivable agreement	266	-
Other current liabilities	11,181	7,983
Accrued liabilities and other current liabilities	$27,621	$27,032

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

Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value as of December 31, 2018 and 2017 included probabilities of the likelihood of assignment of license agreements and successful achievement of the EBITDA threshold that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.

The Company recorded $54.9 million in contingent consideration which represented the fair value at the time of the ACON Acquisition, $40.0 million of which was paid out during the year ended December 31, 2016, and the remaining $25.0 million of which was paid out during the year ended December 31, 2017. The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited. The fair value of contingent consideration related to the acquisition of Underground Toys Limited was $0.0 million and $2.5 million at December 31, 2018 and 2017, respectively.

The following table sets forth the fair value and a summary of changes to the fair value of these Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2016	$25,000
Additions	2,470
Payments	(25,000)
Changes in fair value	30
Balance at December 31, 2017	$2,500
Payments	(2,500)
Balance at December 31, 2018	$-

Changes in fair value reflect changes to the Company’s assumptions regarding probabilities of the likelihood of assignment of license agreements and successful achievement of the earnings-based metrics, the timing of when the payment will be made, and the discount rate used to estimate the fair value of the obligation, and are recorded within selling, general and administrative expense in the consolidated statements of operations.

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2018 and 2017, was approximately $252.1 million and $239.2 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2018 and 2017, were $247.3 million and $233.9 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and our standalone credit risk.

10. Debt

Debt consists of the following (in thousands):

	December 31,
	2018	2017
Former Revolving Credit Facility	$—	$10,801
New Revolving Credit Facility	20,000	—

Former Term Loan A Facility	—	228,400
New Term Loan Facility	232,063	—
Debt issuance costs	(4,766)	(5,302)
Total term debt	227,297	223,098
Less: current portion	10,593	7,928
Long-term debt, net	$216,704	$215,170

Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

New Term Loan Facility
2019	$11,750
2020	14,688
2021	23,500
2022	24,969
2023	157,156
Thereafter	—
Total	$232,063

Former Senior Secured Credit Facilities

In October 2015, the Company entered into a credit agreement which provided for the $175.0 million Term Loan A Facility and the Revolving Credit Facility, including a $3.0 million subfacility for the issuance of letters of credit. On September 8, 2016, the Company entered into an amendment to the credit agreement which, among other things, increased borrowings under the Term Loan A Facility by $50.0 million and changed the interest rate applicable to the Revolving Credit Facility. On January 17, 2017, the Company entered into an amendment to its credit agreement which provided for, among other things, an additional $50.0 million Term Loan B Facility, providing for interest rate options that can be chosen by the Company and an increase in commitments under the Revolving Credit Facility to $80.0 million.

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

The Former Senior Secured Credit Facilities were collateralized by substantially all of the assets of, and the equity interests held by, the borrowers and any subsidiary guarantor that may become party to the credit agreement in the future, subject to certain exceptions. The Former Senior Secured Credit Facilities also contained certain financial and restrictive covenants. As of December 31, 2017 the Company was in compliance with all covenants under the Former Senior Secured Credit Facilities.

In November 2017, all of the then outstanding aggregate principal balance and accrued interest of $55.6 million was repaid on the Revolving Credit Facility in connection with the IPO. The Company had $10.8 million of borrowings outstanding under the Revolving Credit Facility as of December 31, 2017.

New Credit Facilities

On October 22, 2018 (the “Closing Date”), the Company entered into a new credit agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million.  On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million.

Upon closing, proceeds from the New Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility.  Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.

The New Term Loan Facility matures on October 22, 2023 (the “Maturity Date”).  The New Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the New Term Loan Facility in the first and second years of the New Term Loan Facility, 10.00% of the original principal amount of the New Term Loan Facility in the third and fourth years of the New Term Loan Facility and 12.50% of the original principal amount of the New Term Loan Facility in the fifth year of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date.  The first amortization payment was on December 31, 2018.  The New Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

Loans under the New Credit Facilities bear interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement) plus 3.25% or the Base Rate (as defined in the Credit Agreement) plus 2.25%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.

The New Credit Facilities are secured by substantially all assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions.  As of December 31, 2018, we were in compliance with all of the covenants in our New Credit Facilities.

Under certain circumstances described in the Credit Agreement, the Company may increase the New Credit Facilities in an aggregate amount not to exceed $25.0 million.  At December 31, 2018, the Company had $232.1 million and $20.0 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.

There were no outstanding letters of credit as of December 31, 2018 and 2017.

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

11. Income Taxes

Income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$24,841	$4,471	$26,880
Foreign	8,337	2,669	—
Income before income taxes	$33,178	$7,140	$26,880

Income Tax Expense

Funko, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from FAH, LLC based upon Funko, Inc’s economic interest held in FAH, LLC. FAH, LLC is treated as a pass-through partnership for income tax reporting purposes. FAH, LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of FAH, LLC’s pass-through taxable income. The results for the year ended December 31, 2017 reflect the U.K. Corporation Tax attributable to Funko UK, Ltd., but do not reflect the U.S. tax expense of FAH, LLC prior to the IPO, which as a pass-through entity, was not subject to U.S. income tax.

The components of the Company’s income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$3,526	$941	$—
State and local	486	365	—
Foreign	1,758	952	—
Current income taxes	$5,770	$2,258	$—
Deferred income taxes:
Federal	$(819)	$(651)	—
State and local	(70)	(16)	—
Foreign	(14)	(51)	—
Deferred income taxes	$(903)	$(718)	$—
Income tax expense	$4,867	$1,540	$—

A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Expected U.S. federal income taxes at statutory rate	21.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	1.0%	4.6%	0.0%
Foreign taxes	4.7%	12.6%	0.0%
Non-deductible expenses	2.6%	1.7%	0.0%
Enactment of the Tax Cuts and Jobs Act	0.0%	65.7%	0.0%
Change in valuation allowance	0.0%	-70.3%
Non-controlling interest	-12.5%	-9.6%	0.0%
LLC flow-through structure	0.0%	-17.1%	-34.0%
Other, net	-2.1%	0.0%
Income tax expense	14.7%	21.6%	0.0%

Our effective income tax rate for 2018 and 2017 was 14.7% and 21.6%, respectively. The Company’s annual effective tax rate in 2018 and 2017 was less than the statutory rate of 21% and 34%, respectively, primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. In addition, the 2017 effective tax rate was impacted by the Tax Act and LLC flow through structure. The Tax Act reduces the U.S. federal corporate tax rate to 21%, which negatively impacted our effective tax rate by reducing our deferred tax assets. The non-controlling interest benefited our effective tax rate by reducing our allocable share of taxable income subject to U.S. federal, state and local income taxes. In 2017, the LLC flow-through structure benefited our effective tax rate as prior to the IPO we were subject to certain LLC entity-level taxes and foreign taxes but generally not subject to entity-level U.S. federal income taxes.

Deferred Income Taxes

The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Investment in partnership	$18,229	$13,403
Tax Receivable Agreement liability	1,544
Stock-based compensation	456	85
Intangibles	—	151
Property and equipment	10	—
Other	51	—
Gross deferred tax assets	20,290	13,639
Valuation allowance	(8,803)	(8,862)
Deferred tax assets, net of valuation allowance	11,487	4,777
Deferred tax liabilities:
Investment in partnership	(4,146)	(5,290)
Property and equipment	—	(24)
Gross deferred tax liabilities	(4,146)	(5,314)
Net deferred tax liabilities	$7,341	$(537)

As of December 31, 2018 and 2017, the Company did not have any federal or state net operating loss carryforwards for income tax purposes.

The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  As of December 31, 2018 and 2017, the Company recognized a deferred tax asset of $18.2 million and $13.4 million, respectively, associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2018 and 2017, the Company established a valuation allowance in the amount of $8.8 million and $8.9 million, respectively, against the deferred tax asset.

Accounting for the Tax Cuts and Jobs Act

In December 2017, the Tax Act was passed. The Tax Act changed existing U.S. tax law, including U.S. corporate tax rates, business-related exclusions, and deductions and credits. The SEC issued Staff Accounting Bulletin No. 118 to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted.

The accounting for the income tax effects of the Tax Act has been completed. The significant impacts from the Tax Act are primarily due to the lower U.S. federal corporate tax rate of 21%. The impact to the consolidated statement of operations was an additional $4.6 million of income tax expense recorded for the year ended December 31, 2017. This expense reflects the revaluation of our net deferred tax assets based on a U.S. federal corporate tax rate of 21%. No adjustments were made in 2018 to provisional amounts recorded in 2017 related to the Tax Act.

Uncertain Tax Positions

The Company regularly evaluates the likelihood of realizing the benefit from income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If the Company determines it is more likely than not that the position will be sustained, a benefit will be recognized at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets. We had no uncertain tax positions as of December 31, 2018.

Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2014 and subject to examination for all foreign income tax returns for fiscal 2017 and 2018. There were no open tax examinations at December 31, 2018 and 2017.

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

During year ended December 31, 2018, the Company acquired an aggregate of 1.4 million common units of FAH, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the year ended December 31, 2018 the Company recognized an increase to its net deferred tax assets in the amount of $7.0 million, and corresponding Tax Receivable Agreement liabilities of $6.8 million, representing 85% of the tax benefits due to the Continuing Equity Owners.

As of and for the year ended December 31, 2017, the Company did not have any obligations recorded under the Tax Receivable Agreement.

12. Commitments and Contingencies

The following table summarizes the Company’s future minimum commitments as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long term debt and related interest (1)	$24,513	$26,825	$34,532	$34,683	$164,080	$—	$284,633
Operating leases	12,279	11,634	8,169	4,615	4,774	13,287	54,758
Minimum royalty obligations (2)	4,684	2,383	159	—	—	—	7,226
New Revolving Credit Facility (3)	20,000	—	—	—	—	—	20,000
Total	$61,476	$40,842	$42,860	$39,298	$168,854	$13,287	$366,617

(1)

We estimated interest payments through the maturity of our New Credit Facilities by applying the effective interest rate of 5.53% in effect as of December 31, 2018 under our Term Loan A Facility. See Note 10, Debt.

(2)	Represents minimum guaranteed royalty payments under licensing arrangements.
(3)	Represents the amount owed as of December 31, 2018 under our New Revolving Credit Facility.

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

In January 2019, we renewed our licensing agreements with Disney and its controlled affiliates, LucasFilm and Marvel. As of December 31, 2018, we recorded a $2.0 million consent fee under our existing licensing agreements with Disney, which we subsequently paid.

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

Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2027. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid is recorded as deferred rent on the consolidated balance sheets. For certain leases we receive tenant improvement allowances and record those as deferred rent on the consolidated balance sheets and amortize the tenant improvement allowances on a straight-line basis over the lease term as a reduction of rent expense. Rent expense, net of sublease income, was $11.7 million, $6.1 million, and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Liabilities under Tax Receivable Agreement

As discussed in Note 11, Income Taxes, the Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.

The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During the year ended December 31, 2018, the Company recognized an additional liability in the amount of $6.8 million for the payments due to the redeeming members under the Tax Receivable Agreement, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on our estimate of future taxable income. The Company did not record any liabilities for the Tax Receivable Agreement during the year ended December 31, 2017.

There were no payments made pursuant to the Tax Receivable Agreement during the years ended December 31, 2018 and 2017.

As of December 31, 2018, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $6.8 million, of which $0.3 million was included in Accrued expenses and other current liabilities, and $6.5 million was included in Deferred rent and other long-term liabilities on the condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as we concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case.

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

	Year ended December 31,
	2018	2017	2016
Figures	81.6%	81.8%	82.0%
Other	18.4%	18.2%	18.0%

The following tables present summarized geographical information (in thousands):

	Year ended December 31,
	2018	2017	2016
Net sales:
United States	$466,044	$376,087	$352,436
International	220,029	139,997	74,281
Total net sales	$686,073	$516,084	$426,717

	December 31,
	2018	2017
Long-lived assets:
United States	$23,781	$24,637
China and Vietnam	20,662	18,865
United Kingdom	4,128	1,194
Total long-lived assets	$48,571	$44,696

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

The Company had no management fees for the year ended December 31, 2018.  The Company recognized $1.7 million and $1.5 million in management fees for the years ended December 31, 2017 and 2016, respectively. These fees are recorded within selling, general and administrative expenses. As of December 31, 2018 and 2017, there were no amounts due to ACON Equity Management.

In addition, the Company recorded an expense for ACON Equity Management’s reimbursable expenses totaling $0.2 million for the year ended December 31, 2016.

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

Other Agreements

In June 2017, in connection with the Loungefly Acquisition, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain of the Company’s employees, who were the former owners of Loungefly. For the period from January 1, 2018 through July 12, 2018 and for the year ended December 31, 2017, the Company recorded $0.2 million and $0.2 million in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations. At December 31 2017, the aggregate amount owed to Plummer Street and Sure Star was $5.7 million and was recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. For the years ended December 31, 2018 and 2017, the Company recorded approximately $5.1 million and $4.2 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2018 and 2017, accounts receivable from Forbidden Planet were $0.8 million and $0.5 million on the consolidated balance sheet, respectively.

15. Employee Benefit Plans

We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.  The Company’s employer matching contributions were $1.1 million, $0.7 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Reorganization Transactions

On November 1, 2017, in connection with the completion of the IPO, the Company completed a series of reorganization Transactions. The Transactions included the following:

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

Equity-Based Compensation

Funko, Inc. 2017 Incentive Award Plan. On October 23, 2017, the Company adopted the Funko, Inc. 2017 Incentive Award Plan (the “2017 Plan”), which became effective on November 1, 2017, upon the effectiveness of the registration statement on Form S-1 (File No. 333-220856), as amended, filed with the SEC in connection with the IPO. The Company reserved a total of 5,518,518 shares of Class A common stock for issuance pursuant to the 2017 Plan. In connection with the IPO, the Company granted 1,028,500 options to purchase shares of Class A common stock to certain of its directors, executive officers and employees.  Subsequent to the IPO, the Company has granted options to purchase shares of Class A common stock and restricted stock units on Class A common stock to certain of its directors, executive officers and employees under the 2017 Plan.

A summary of 2017 Plan stock option activity for the year ended December 31, 2018 is as follows:

	Funko, Inc.	Weighted	Aggregate	Remaining
	Stock Options	Average Exercise Price	Intrinsic Value	Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2017	1,011	$12.00	—
Granted	931	13.54	—
Exercised	(54)	12.00	62
Forfeited	(100)	12.00	434
Outstanding at December 31, 2018	1,788	12.80	1,884	9.19
Options exercisable at December 31, 2018	295	12.02	338	8.84

A summary of 2017 Plan restricted stock unit activity for the year ended December 31, 2018 is as follows:

	Funko, Inc.	Weighted Average	Aggregate	Remaining
	Restricted Stock Units	Grant Date Fair Value	Intrinsic Value	Contractual Life
	(in thousands)		(in thousands)	(years)
Unvested at December 31, 2017	—	$—	$—
Granted	1,899	14.33	27,216
Vested	(174)	11.19	2,712
Forfeited	(51)	10.51	1,077
Unvested at December 31, 2018	1,674	14.77	22,012	4.06

Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.

A summary of FAH, LLC stock option activity for the year ended December 31, 2017 is as follows:

		Weighted	Aggregate	Remaining
	FAH, LLC Stock Options	Average Exercise Price	Intrinsic Value	Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2017	556
Exercised	(4)
Forfeited	—
Cancelled	—
Outstanding at December 31, 2018	552	$0.41	$7,038	4.91
Options exercisable at December 31, 2018	548	$0.40	$6,988	4.90

Unvested common units in FAH, LLC. In connection with the IPO, unvested common units to purchase profit interests in FAH, LLC were converted into 1,901,327 unvested common units of FAH, LLC.

A summary of unvested common unit activity for the year ended December 31, 2017 is as follows:

		Weighted Average
	Common Units	Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2017	1,348	$16,176
Granted	—	—
Vested	(636)	(7,632)
Forfeited	(87)	(1,044)
Unvested at December 31, 2018	625	7,500

Equity-based compensation expense. The Company measures and recognizes expense for its equity-based compensation granted to employees and directors based on the fair value of the awards on the grant date. The fair value of restricted stock units is based on the market price of Class A common stock on the date of grant. The fair value of option awards is estimated at the grant date using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•	Volatility—this is estimated based primarily on historical volatilities of a representative group of publicly traded consumer product companies with similar characteristics
•	Risk-free interest rate—this is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the award
•	Expected term—represents the estimated period of time until an award is exercised and was calculated based on the simplified method
•	Dividend yield—the Company does not plan to pay dividends in the foreseeable future

For each of the options granted during 2018, the following were the weighted-average of the option pricing model inputs:

2017 Plan
Expected term (years)	6.25
Expected volatility	34.4%
Risk-free interest rate	2.8%
Dividend yield	0%

Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statement of operations. Equity-based compensation for the years ended December 31, 2018, 2017 and 2016 were $9.1 million, $5.4 million and $2.4 million, respectively.

As of December 31, 2018, there was $31.3 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 3.6 years. Of this, a nominal amount is related to options to purchase common units in FAH, LLC, $6.4 million is related to options to purchase Class A common stock in Funko, Inc., $2.4 million is related to unvested common units in FAH, LLC and $22.5 million related to unvested restricted stock units in Class A common stock of Funko, Inc. As of December 31, 2018, the Company expected to recognize these costs over a remaining weighted average period of 0.1 years for options to purchase common units in FAH, LLC, 3.1 years for options to purchase Class A units in Funko, Inc.,1.1 years for unvested common units in FAH, LLC and 4.1 years for unvested restricted stock units in Class A common stock of Funko, Inc.

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

Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2018 and 2017, Funko, Inc. owned 25.0 million and 23.3 million of FAH, LLC common units, respectively, representing a 50.2% and 48.3% economic ownership interest in FAH, LLC, respectively.

Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $6.4 million and $0.4 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2018 and 2017, respectively, and $3.0 million and $0.3 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2018 and 2017, respectively.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

		Period from
		November 6,
	Year Ended	2017 through
	December 31,	December 31,
	2018	2017
Numerator:
Net income	$28,311	$2,916
Less: net income attributable to non-controlling interests	18,955	1,875
Net income attributable to Funko, Inc. — basic	$9,356	$1,041
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	1,116
Net income attributable to Funko, Inc. — diluted	$9,356	$2,157
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	23,821,025	23,337,705
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	1,739,033	27,297,348
Weighted-average shares of Class A common stock outstanding — diluted	25,560,058	50,635,053
Earnings per share of Class A common stock — basic	$0.39	$0.04
Earnings per share of Class A common stock — diluted	$0.37	$0.04

For the year ended December 31, 2018 and the period of November 6, 2017 to December 31, 2017 an aggregate of 25.7 million and 1.8 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the year ended December 31, 2018, anti-dilutive securities included 25.1 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

19. Quarterly Financial Information (Unaudited)

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
	(In thousands)
Net sales	$233,224	$176,915	$138,723	$137,211	$169,474	$142,812	$104,746	$99,052
Cost of sales (exclusive of depreciation and amortization)	147,526	108,898	85,717	85,921	102,926	84,387	66,005	64,061
Selling, general and administrative expenses	45,015	41,267	34,229	34,810	37,532	32,511	25,809	25,092
Net income (loss)	17,117	8,086	871	2,237	7,501	8,264	(4,538)	(5,627)
Net income attributable to non-controlling interests	11,107	6,056	454	1,338	1,875	—	—	—
Net income (loss) attributable to Funko, Inc.	6,010	2,030	417	899	5,626	8,264	(4,538)	(5,627)
Earnings per share of Class A common stock — basic	$0.24	$0.09	$0.02	$0.04	$0.04
Earnings per share of Class A common stock — diluted	$0.23	$0.08	$0.01	$0.04	$0.04

20.  Subsequent Events

On February 11, 2019, the Company amended its New Credit Facilities to increase the New Revolving Credit Facility by $25.0 million from $50.0 million to $75.0 million.  See Note 10, Debt for further information on the New Credit Facilities.

On February 11, 2019, we acquired 100% of the membership interests of Forrest-Pruzan Creative LLC, an acclaimed board game development studio in Seattle, WA, which will operate under the name “Funko Games”.  This transaction represents an opportunity to expand our product offerings into the board game category. The purchase consideration consists of $6.5 million in cash and $2.2 million in shares of the Company’s Class A common stock paid at closing, $1.5 million in cash due to the sellers in 18 months, subject to certain working capital adjustments and other conditions as per the agreement, and $2 million in cash due after a 24-month deferral period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

 ITEM 9A. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective at the reasonable assurance level as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our definitive proxy statement for our 2019 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2018)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders			2,056,755
Stock Options	1,787,878	$12.80	—
Restricted Stock Units	1,673,885	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,461,763	$12.80	2,056,755

Other

The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-220856	4.1	10/23/17

10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.	10-K	001-38274	10.1	3/19/18

10.2 †	Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/17

10.3 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/18

10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/17

10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/18

10.6 †	Employment Agreement, dated October 30, 2015, by and between Funko, LLC and Brian Mariotti.	S-1	333-220856	10.18	10/6/17

10.7 †	Offer letter, dated September 29, 2013, by and between Funko, LLC and Russell Nickel.	S-1	333-220856	10.19	10/6/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.8 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Russell Nickel.	10-K	001-38274	10.8	3/19/18

10.9 †	Offer letter, dated June 15, 2016, by and between Funko, LLC and Tracy Daw.	S-1	333-220856	10.21	10/6/17

10.10 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Tracy Daw.	10-K	001-38274	10.10	3/19/18

10.11 †	Offer letter, dated July 15, 2016, by and between Funko, LLC and Michael McBreen.	S-1	333-220856	10.23	10/6/17

10.12 †	Separation Agreement, dated August 28, 2017, by and between Funko, LLC and Michael McBreen	S-1	333-220856	10.24	10/6/17

10.13 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Andrew Perlmutter.	10-K	001-38274	10.13	3/19/18

10.14 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/17

10.15 †	Form of Restricted Stock Unit Award Agreement	10-Q	001-38274	10.1	8/10/18

10.16 †	Funko, Inc. Non-Employee Director Compensation Policy					*

10.17	Financing Agreement, dated as of October 30, 2015, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.5	10/6/17

10.18	Amendment No. 1 to the Financing Agreement, dated as of September 8, 2016, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.6	10/6/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.19	Amendment No. 2 to the Financing Agreement, dated as of October 13, 2016, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.7	10/6/17

10.20	Amendment No. 3 to the Financing Agreement, dated as of January 17, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.8	10/6/17

10.21	Amendment No. 4 to the Financing Agreement, dated as of June 26, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.9	10/6/17

10.22	Amendment No. 5 to the Financing Agreement, dated as of June 28, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1	333-220856	10.10	10/6/17

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.23	Amendment No. 6 to the Financing Agreement, dated as of October 12, 2017, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC, as a Borrower, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	S-1/A	333-220856	10.11	10/12/17

10.24	Amendment No. 7 to the Financing Agreement, dated as of March 7, 2018, by and among Funko Acquisition Holdings, L.L.C., as Ultimate Parent and a Borrower, Funko Holdings LLC, as Parent and a Borrower, and Funko, LLC and Loungefly, LLC, as Borrowers, the guarantors that may become party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent, and PNC Bank, National Association, as Administrative Agent.	8-K	001-38274	10.1	3/8/18

10.25	Pledge and Security Agreement, dated as of October 30, 2015, by Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Funko, LLC, in favor of Cerberus Business Finance, LLC, as Collateral Agent.	S-1	333-220856	10.11	10/6/17

10.26	Security Agreement Supplement, dated as of June 28, 2017, by Loungefly, LLC, in favor of Cerberus Business Finance, LLC, as Collateral Agent.	S-1	333-220856	10.12	10/6/17

10.27	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative.	10-K	001-38274	10.25	3/19/18

10.28	Stockholders Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, and Brian Mariotti.	10-K	001-38274	10.26	3/19/18

10.29	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.30	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/18

10.31	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/18

10.32	Credit Agreement dated October 22, 2018, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent and Collateral Agent, and each other financial institution from time to time party thereto	8-K	001-38274	10.1	10/25/18

10.33

First Amendment to Credit Agreement, dated February 11, 2019, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent, Collateral Agent and L/C Issuer.

*

21.1	List of Subsidiaries					*

23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
†	Management contract or compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC.(Registrant)

Date: March 5, 2019	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mariotti	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2019
Brian Mariotti

/s/ Russell Nickel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2019
Russell Nickel

/s/ Ken Brotman Ken Brotman	Chairman of the Board and Director	March 5, 2019

/s/ Gino Dellomo Gino Dellomo	Director	March 5, 2019

/s/ Charles Denson Charles Denson	Director	March 5, 2019

/s/ Diane Irvine Diane Irvine	Director	March 5, 2019

/s/ Adam Kriger Adam Kriger	Director	March 5, 2019

/s/ Michael Lunsford Michael Lunsford	Director	March 5, 2019