Form 10-Q
period 2019-03-31
Funko, Inc.
filed 2019-05-03
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	FNKO	The Nasdaq Stock Market LLC

As of May 1, 2019, the registrant had 29,837,309 shares of Class A common stock, $0.0001 par value per share, and 18,993,573 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, the effectiveness of our preliminary prospectus on Form S-3, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net sales	$166,800	$137,211
Cost of sales (exclusive of depreciation and amortization shown separately below)	103,268	85,921
Selling, general, and administrative expenses	40,818	34,810
Acquisition transaction costs	-	28
Depreciation and amortization	10,093	9,301
Total operating expenses	154,179	130,060
Income from operations	12,621	7,151
Interest expense, net	4,072	5,896
Other (income) expense, net	65	(1,442)
Income before income taxes	8,484	2,697
Income tax expense	1,414	460
Net income	7,070	2,237
Less: net income attributable to non-controlling interests	4,910	1,338
Net income attributable to Funko, Inc.	$2,160	$899

Earnings per share of Class A common stock:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Weighted average shares of Class A common stock outstanding:
Basic	26,640	23,338
Diluted	28,458	50,633

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$7,070	$2,237
Other comprehensive income:
Foreign currency translation gain, net of tax effect of $(80) and $(105) for the three months ended March 31, 2019 and 2018, respectively	653	1,083
Comprehensive income	7,723	3,320
Less: Comprehensive income attributable to non-controlling interests	5,292	1,919
Comprehensive income attributable to Funko, Inc.	$2,431	$1,401

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$22,546	$13,486
Accounts receivable, net	117,618	148,627
Inventory	75,396	86,622
Prepaid expenses and other current assets	16,935	11,904
Total current assets	232,495	260,639

Property and equipment, net	42,863	44,296
Operating lease right-of-use assets	33,102	—
Goodwill	121,892	112,818
Intangible assets, net	233,155	233,645
Deferred tax asset	21,081	7,346
Other assets	4,475	4,275
Total assets	$689,063	$663,019

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$22,456	$20,000
Current portion long-term debt, net of unamortized discount	10,605	10,593
Current portion of operating lease liabilities	7,839	—
Accounts payable	25,753	36,130
Income taxes payable	5,441	4,492
Accrued royalties	28,359	39,020
Accrued expenses and other current liabilities	19,647	27,621
Total current liabilities	120,100	137,856

Long-term debt, net of unamortized discount	214,045	216,704
Operating lease liabilities, net of current portion	29,663	—
Deferred tax liability	23	5
Liabilities under tax receivable agreement, net of current portion	23,293	6,504
Deferred rent and other long-term liabilities	4,519	5,584

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 28,522 and 24,960 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 20,281 and 23,584 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	166,208	146,408
Accumulated other comprehensive income	100	(171)
Retained earnings	12,557	10,397
Total stockholders' equity attributable to Funko, Inc.	178,870	156,638
Non-controlling interests	118,550	139,728
Total stockholders' equity	297,420	296,366
Total liabilities and stockholders' equity	$689,063	$663,019

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating Activities
Net income	$7,070	$2,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	10,050	9,301
Equity-based compensation	2,748	972
Accretion of discount on long-term debt	291	366
Amortization of debt issuance costs	63	150
Foreign currency gain	(466)	(1,464)
Changes in operating assets and liabilities:
Accounts receivable, net	31,718	28,245
Inventory	12,155	6,548
Prepaid expenses and other assets	(3,838)	(2,895)
Accounts payable	(12,885)	(29,055)
Income taxes payable	933	423
Accrued royalties	(10,667)	(7,147)
Accrued expenses and other liabilities	(9,870)	1,774
Net cash provided by operating activities	27,302	9,455

Investing Activities
Purchase of property and equipment	(3,613)	(5,866)
Acquisitions, net of cash	(6,369)	(635)
Net cash used in investing activities	(9,982)	(6,501)
Financing Activities
Borrowings on line of credit	22,543	94,452
Payments on line of credit	(20,000)	(71,713)
Payment of long-term debt	(2,938)	(15,350)
Debt issuance costs	(272)	—
Proceeds from exercise of equity-based options	1,149	—
Distribution to continuing equity owners	(8,052)	(10,857)
Net cash used in financing activities	(7,570)	(3,468)
Effect of exchange rates on cash and cash equivalents	(690)	(764)
Net increase (decrease) in cash and cash equivalents	9,060	(1,278)
Cash and cash equivalents at beginning of period	13,486	7,728
Cash and cash equivalents at end of period	$22,546	$6,450

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

Consolidation and Interim Financial Information

In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2019, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10–K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

Lease Accounting. In February 2016, the FASB issued guidance related to lease accounting that requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for leases with a term of more than 12 months. The Company adopted the standard on January 1, 2019 by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application.  Comparative information has not been restated and continues to be reported under the standards in effect for those periods.

The Company has elected the “package of practical expedients” and as a result is not required to reassess under the new standard its prior accounting conclusions about lease identification, lease classification and initial direct costs for lease contracts that exist as of the transition date.  However, the Company has not elected the use of hindsight for determining the reasonably certain lease term.

The new lease standard also provides practical expedients and policy elections for an entity’s ongoing accounting. The Company has elected the practical expedient to not separate lease and non-lease components for all of its leases. The Company has also elected the short-term lease recognition exemption, which results in no recognition of right-of-use assets and lease liabilities for existing short-term leases at transition.

Upon adoption on January 1, 2019, the Company recognized operating lease right-of-use assets and lease liabilities that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as deferred and prepaid rent. Deferred and prepaid rent will not be presented separately for periods subsequent to the adoption of the new lease standard.

The cumulative effect of initially applying the new lease accounting standard as of January 1, 2019 is as follows:

	January 1, 2019
	Beginning balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets:
Operating lease right-of-use assets	$—	$33,014	33,014

Liabilities and Stockholders' Equity:
Current portion of operating lease liabilities	$—	$7,380	$7,380
Accrued expenses and other current liabilities	$27,621	$(429)	$27,192
Operating lease liabilities, net of current portion		$30,076	$30,076
Deferred rent and other long-term liabilities	$5,584	$(4,013)	$1,571

The adoption of the standard did not result in any material changes to the recognition of operating lease expenses in the Company’s consolidated statements of operations.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued new guidance that allows an entity to elect to reclassify “stranded” tax effects in accumulated other comprehensive income to retained earnings to address concerns related to accounting for certain provisions of the Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017. The adoption of this standard in the first quarter of 2019 had no impact on the Company’s unaudited condensed consolidated financial statements.

3. Acquisitions

During the three months ended March 31, 2019, the Company completed one acquisition that was accounted for as a business combination by applying the acquisition method of accounting, where identifiable tangible and intangible assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value and goodwill is calculated as the excess of the purchase price paid over the net assets acquired.

Forrest-Pruzan Creative LLC. On February 11, 2019, the Company acquired 100% of the membership interests of Forrest-Pruzan Creative LLC (the “Forrest-Pruzan Acquisition”), a board game development studio in Seattle, WA, which now operates as Funko Games LLC. This transaction represents an opportunity to expand the Company’s product offerings into the board game category. The preliminary purchase consideration consists of $6.5 million in cash and 126,757 shares of the Company’s Class A common stock with a fair value of $2.2 million paid at closing, $1.5 million cash holdback due to the sellers in 18 months, subject to certain conditions as per the agreement, and $2 million in cash due after a 24-month deferral period. The Company is still in the process of completing its analysis of the opening balance sheet balances and finalizing its analysis and assumptions over the fair value of assets and liabilities acquired and purchase consideration transferred, and the difference between the estimated and final values could be material.

Goodwill of $8.9 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recognized in connection with the Forrest-Pruzan Acquisition primarily reflects relevant skills and industry knowledge of the retained workforce, as well as intangible assets that do not qualify for separate recognition.

The activity of Funko Games LLC included in the Company’s consolidated statements of operations from the acquisition date to March 31, 2019 was not material.

The purchase consideration for the acquisition was as follows:

Purchase Consideration at Fair Value
(in thousands)
Cash paid	$6,500
Fair value of class A common stock issued	2,221
Cash holdback	1,400
Fair value of cash consideration due February 11, 2021	1,815
Purchase consideration	$11,936

The following table shows the amounts recognized for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation for the Forrest-Pruzan Acquisition as of February 11, 2019:

Assets (Liabilities) Acquired (Assumed) at Fair Value
(in thousands)
Cash and cash equivalents	$131
Property and equipment	14
Operating lease right-of-use assets	1,027
Goodwill	8,922
Intangible assets	3,133
Other assets	17
Current liabilities	(281)
Operating lease liabilities	(1,027)
Consideration transferred	$11,936

The following table summarizes the identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives as of February 11, 2019:

	Estimated Fair Value of Assets Acquired	Estimated Useful Life
	(in thousands)	(Years)
Intangible asset type:
Noncompetition agreements	$861	3
Intellectual property	580	3
Customer relationships	1,692	3
Intangible assets	$3,133

4. Fair Value Measurements

The Company’s financial instruments, other than those discussed below, include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at March 31, 2019 and December 31, 2018, was approximately $251.6 million and $252.1 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2019 and December 31, 2018, were $247.1 million and $247.3 million, respectively.  The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.

5. Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
New Revolving Credit Facility	$22,456	$20,000
New Term Loan Facility	229,125	232,063
Debt issuance costs	(4,475)	(4,766)
Total term debt	224,650	227,297
Less: current portion	10,605	10,593
Long-term debt, net	$214,045	$216,704

New Credit Facilities

On October 22, 2018 (the “Closing Date”), the Company entered into a new credit agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million (as amended, the “New Credit Facilities”).  On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million.

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

The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions.  As of March 31, 2019 and December 31, 2018, the Company was in compliance with all of the covenants in its New Credit Facilities.

At March 31, 2019, the Company had $229.1 million and $22.5 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.   At December 31, 2018, the Company had $232.1 million and $20.0 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.

There were no outstanding letters of credit as of March 31, 2019 and December 31, 2018.

6. Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2028. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the unaudited consolidated balance sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the unaudited condensed consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense was $3.1 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had recorded operating lease liabilities of $37.5 million and operating lease right-of-use assets of $33.1 million.  During the three months ended March 31, 2019, operating cash outflows relating to operating lease liabilities was $1.8 million and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $1.0 million.  As of March 31, 2019, the Company’s operating leases had a weighted-average remaining term of 6.4 years and weighted-average discount rate of 7.4%.  Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.

The future payments on the Company’s operating lease liabilities were as follows:

As of March 31, 2019
Remaining 2019	$6,058
2020	8,232
2021	7,155
2022	6,028
2023	6,285
Thereafter	14,032
Total lease payments	47,790
Less: imputed interest	(10,288)
Total	37,502

In addition, in the first quarter of 2019, the Company entered into a ten-year lease of a retail location that commenced on April 1, 2019.  The lease includes total base rent of approximately $21.1 million to be paid over the lease term, subject to certain abatement provisions, as well as certain variable costs.

7. Liabilities under Tax Receivable Agreement

On November 1, 2017, the Company entered into tax receivable agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the tax receivable agreement (the “Tax Receivable Agreement”).

During the three months ended March 31, 2019, the Company recognized an additional liability related to the Tax Receivable Agreement in the amount of $18.6 million for the payments due to the redeeming members under the Tax Receivable Agreement, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on the Company’s estimate of future taxable income. The Company did not record any liabilities for the Tax Receivable Agreement during the three months ended March 31, 2018.

There were no payments made pursuant to the Tax Receivable Agreement during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $25.4 million, of which $2.1 million was included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.  At December 31, 2018, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $6.8 million, of which $0.3 million was included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

8. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

In January 2019, the Company renewed its licensing agreements with Disney and its controlled affiliates, LucasFilm and Marvel. As of December 31, 2018, the Company recorded a $2.0 million consent fee under its existing licensing agreements with Disney, which was subsequently paid during the three months ended March 31, 2019.

Employment Agreements

The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board, and up to one year’s severance pay beyond termination date.

Debt

The Company has entered into a credit agreement which includes a term loan facility and a revolving credit facility. See Note 5, Debt.

Tax Receivable Agreement

The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances.  See Note 7, Liabilities under Tax Receivable Agreement.

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

The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Robert Lowinger v. Funko, Inc., et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against the Company and certain of its officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et. al (filed on March 27, 2018), were filed against the Company, certain of its officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of the Company’s officers and directors, and ACON. On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On May 21, 2018, the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss that action. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 31, 2018, and the Company filed its reply to plaintiffs’ opposition on November 30, 2018.  Oral arguments on the motions to dismiss are scheduled to be held on May 3, 2019.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case.  On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants.

The complaints in both state and federal court allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

9. Segments

The Company identifies its reportable segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, it has one reportable segment. The following table is a summary of the Company’s main product categories as a percent of net sales:

	Three Months Ended March 31,
	2019	2018
Figures	81.5%	84.2%
Other	18.5%	15.8%

The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales:
United States	$108,698	$88,850
International	58,102	48,361
Total net sales	$166,800	$137,211

	March 31,	December 31,
	2019	2018
Long-lived assets:
United States	$51,300	$23,781
China and Vietnam	19,825	20,662
United Kingdom	9,315	4,128
Total long-lived assets	$80,440	$48,571

10. Related Party Transactions

In June 2017, in connection with the acquisition of Loungefly, LLC (“Loungefly”), the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain former employees of the Company, who were also the former owners of Loungefly. For the three months ended March 31, 2018, the Company recorded $0.1 million in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.  The entities ceased to be related parties after July 12, 2018.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three months ended March 31, 2019 and 2018, the Company recorded approximately $0.7 million and $1.2 million, respectively, in net sales to Forbidden Planet. At March 31, 2019 and December 31, 2018, accounts receivable from Forbidden Planet was $0.4 million and $0.8 million on the unaudited condensed consolidated balance sheets.

In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. For the three months ended March 31, 2019, the Company recorded a nominal amount of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.  At March 31, 2019, the Company had recorded operating lease right-of-use assets and operating lease liabilities of $1.0 million related to the leases.

11. Income Taxes

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

The Company recorded $1.4 million and $0.5 million of income tax expense for the three months ended March 31, 2019 and 2018, respectively.  The Company’s estimated annual effective tax rate for the three months ended March 31, 2019 was 16.7%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.

During the three months ended March 31, 2019, the Company acquired an aggregate of 3.3 million common units of FAH, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the three months ended March 31, 2019 the Company recognized an increase to its net deferred tax assets in the amount of $13.9 million, and corresponding Tax Receivable Agreement liabilities of $18.6 million, representing 85% of the tax benefits due to the Continuing Equity Owners.  There were no redemptions of FAH, LLC common units during the three months ended March 31, 2018.

12. Stockholders’ Equity

The following is a reconciliation of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Class A common stock
Balance at January 1,	$2	$2
Shares issued	1	-
Balance at March 31,	$3	$2

Class B common stock
Balance at January 1, and March 31,	$2	$2

Additional paid-in capital
Balance at January 1,	$146,408	$129,320
Equity-based compensation	2,748	972
Shares issued for equity-based compensation awards	1,148	-
Shares issued for purchase consideration	2,221	-
Redemption of common units of FAH, LLC	18,418	-
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(4,735)	-
Balance at March 31,	$166,208	$130,292

Accumulated other comprehensive income
Balance at January 1,	$(171)	$802
Foreign currency translation gain, net of tax	271	502
Balance at March 31,	$100	$1,304

Retained earnings(1)
Balance at January 1,	$10,397	$1,041
Net income attributable to Funko, Inc.	2,160	899
Balance at March 31,	$12,557	$1,940

Non-controlling interests(1)
Balance at January 1,	$139,728	$149,988
Distributions to continuing equity owners(1)	(8,052)	(10,857)
Redemption of common units of FAH, LLC	(18,418)	-
Foreign currency translation gain, net of tax	382	581
Net income attributable to non-controlling interests	4,910	1,338
Balance at March 31,	$118,550	$141,050

Total stockholders' equity	$297,420	$274,590
(1)

Effective with reporting for the second quarter of 2018, the Company began to classify distributions to continuing equity holders as a reduction of non-controlling interests rather than retained earnings.  Prior periods have been reclassified to conform to the current presentation.

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Class A common shares outstanding
Balance at January 1,	24,960	23,338
Shares issued for equity-based compensation awards	109	-
Shares issued for purchase consideration	127	-
Redemption of common units of FAH, LLC	3,326	-
Balance at March 31,	28,522	23,338

Class B common shares outstanding
Balance at January 1,	23,584	24,976
Redemption of common units of FAH, LLC	(3,303)	-
Balance at March 31,	20,281	24,976

Total Class A and Class B common shares outstanding	48,803	48,314

13. Non-controlling interests

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

Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2019 and December 31, 2018, Funko, Inc. owned 28.5 million and 25.0 million of FAH, LLC common units, respectively, representing a 57.1% and 50.2% economic ownership interest in FAH, LLC, respectively.

Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $2.2 million and $0.2 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three months ended March 31, 2019 and 2018, respectively, and $0.9 million and $0.1 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the three months ended March 31, 2019 and 2018, respectively.

14. Earnings per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$7,070	$2,237
Less: net income attributable to non-controlling interests	4,910	1,338
Net income attributable to Funko, Inc. — basic	$2,160	$899
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	984
Net income attributable to Funko, Inc. — diluted	$2,160	$1,883
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	26,639,572	23,337,705
Add: Effect of dilutive equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	1,818,249	27,295,123
Weighted-average shares of Class A common stock outstanding — diluted	28,457,821	50,632,828
Earnings per share of Class A common stock — basic	$0.08	$0.04
Earnings per share of Class A common stock — diluted	$0.08	$0.04

For the three months ended March 31, 2019, an aggregate of 23.7 million of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2019, anti-dilutive securities included 23.2 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

•

“Former Senior Secured Credit Facilities” refers to the Company’s credit agreement, dated October 30, 2015, which provided for a $175.0 million term loan facility (the “Term Loan A Facility”) and a revolving credit facility, including a $3.0 million sub-facility for the issuance of letters of credit (the “Revolving Credit Facility”). Among other amendments to the credit agreement, on January 17, 2017, the Company entered into an amendment which provided for, among other things, an additional $50.0 million term loan facility (the “Term Loan B Facility”), which was repaid in November 2017 in connection with our initial public offering (“IPO”). The Former Senior Secured Credit Facilities were terminated on October 22, 2018.

•	“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.
•

“New Credit Facilities” refers to the Company’s credit agreement, dated October 22, 2018 (the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “New Term Loan Facility”) and a revolving credit facility of $50.0 million (which was increased to $75.0 million on February 11, 2019) (the “New Revolving Credit Facility”).

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

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At March 31, 2019, we held 28.5 million common units, representing an approximately 57.1% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Net sales	$166,800	$137,211
Net income	$7,070	$2,237
EBITDA (1)	$22,649	$17,894
Adjusted EBITDA (1)	$25,462	$17,452
(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth information comparing the components of net income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period over Period Change
	2019	2018	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$166,800	$137,211	$29,589	21.6%
Cost of sales (exclusive of depreciation and amortization shown separately below)	103,268	85,921	17,347	20.2%
Selling, general, and administrative expenses	40,818	34,810	6,008	17.3%
Acquisition transaction costs	-	28	(28)	-100.0%
Depreciation and amortization	10,093	9,301	792	8.5%
Total operating expenses	154,179	130,060	24,119	18.5%
Income from operations	12,621	7,151	5,470	76.5%
Interest expense, net	4,072	5,896	(1,824)	-30.9%
Other (income) expense, net	65	(1,442)	1,507	-104.5%
Income before income taxes	8,484	2,697	5,787	214.6%
Income tax expense	1,414	460	954	207.4%
Net income	7,070	2,237	4,833	216.0%
Less: net income attributable to non-controlling interests	4,910	1,338	3,572	267.0%
Net income attributable to Funko, Inc.	$2,160	$899	$1,261	140.3%

Net Sales

Net sales were $166.8 million for the three months ended March 31, 2019, an increase of 21.6%, compared to $137.2 million for the three months ended March 31, 2018. The increase in net sales was due primarily to an increase in the number of active properties and strong sales demand across all of our geographic markets and product categories.

For the three months ended March 31, 2019, the number of active properties increased 34.6% to 611 from 454 for the three months ended March 31, 2018, and the average net sales per active property decreased 9.7% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. An active property is a licensed property from which we generate sales of products during a given period.  While we expect to see growth in the number of active properties over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 22.3% to $108.7 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, and net sales internationally increased 20.1% to $58.1 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, driven by strong growth across all regions. On a product category basis, net sales of figures increased 17.6% to $136.0 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, and net sales of other products increased 42.5% to $30.8 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, driven primarily by continued growth of our Loungefly and other softline products.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $103.3 million for the three months ended March 31, 2019, an increase of 20.2%, compared to $85.9 million for the three months ended March 31, 2018. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, including an increase in total active properties and increased international sales.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.1% for the three months ended March 31, 2019, compared to 37.4% for the three months ended March 31, 2018. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2019 primarily reflected lower product costs as a percentage of net sales, driven by $1.8 million of costs related to Toys R Us shipments for which no revenue was recognized during the three months ended March 31, 2018, and lower shipping and freight costs as a percentage of net sales, partially offset by higher customer chargebacks and an increase in license and royalty costs as a percentage of net sales as a result of the mix of properties sold.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $40.8 million for the three months ended March 31, 2019, an increase of 17.3%, compared to $34.8 million for the three months ended March 31, 2018. The increase was driven primarily by growth in the business, including a $2.4 million increase in personnel expenses and commissions, a $1.8 million increase in equity-based compensation expense and a $1.4 million increase in rent and related facilities costs. Selling, general and administrative expenses were 24.5% and 25.4% of net sales for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $10.1 million for the three months ended March 31, 2019, an increase of 8.5%, compared to $9.3 million for the three months ended March 31, 2018, primarily related an increase in depreciation on tooling and molds as we continue to expand our product offerings.

Interest Expense, Net

Interest expense, net was $4.1 million for the three months ended March 31, 2019, a decrease of 30.9%, compared to $5.9 million for the three months ended March 31, 2018. The decrease in interest expense, net was due to lowered interest rates on debt outstanding during the three months ended March 31, 2019 under the New Credit Facilities as compared to the interest rates on debt outstanding during the three months ended March 31, 2018 under the Former Senior Secured Credit Facilities.

Other (income) expense, net

Other (income) expense, net was $0.1 million of expense for the three months ended March 31, 2019 and $1.4 million of income for the three months ended March 31, 2018. Other (income) expense, net for the three months ended March 31, 2019 and 2018 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.

Net income

Net income was $7.1 million for the three months ended March 31, 2019, an increase of 216.0%, compared to $2.2 million for the three months ended March 31, 2018. The increase in net income was primarily the result of the decrease in interest expense, net, the decrease in selling, general and administrative expenses as a percentage of net sales and the increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, as discussed above.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Pro Forma Net Income as net income attributable to Funko, Inc adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interests in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, non-cash charges related to equity-based compensation programs, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense (benefit) effect of these adjustments. We define Adjusted Pro Forma Earnings per Diluted Share as Adjusted Pro Forma Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interest in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our New Secured Credit Facilities use Adjusted EBITDA to measure our compliance with covenants such as a senior leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as indicators of financial performance. Some of the limitations are:

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

Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income attributable to Funko, Inc.	$2,160	$899
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	4,910	1,338
Equity-based compensation (2)	2,748	972
Acquisition transaction costs and other expenses (3)	—	28
Foreign currency transaction (gain) loss (4)	65	(1,442)
Income tax expense (5)	(1,410)	(104)
Adjusted pro forma net income	8,473	1,691

Weighted-average shares of Class A common stock outstanding-basic	26,640	23,338
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	24,994	27,295
Adjusted pro forma weighted-average shares of Class A stock outstanding - diluted	51,634	50,633
Adjusted pro forma earnings per diluted share	$0.16	$0.03

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Net income (loss)	$7,070	$2,237
Interest expense, net	4,072	5,896
Income tax expense (benefit)	1,414	460
Depreciation and amortization	10,093	9,301
EBITDA	$22,649	$17,894
Adjustments:
Equity-based compensation (2)	2,748	972
Acquisition transaction costs and other expenses (3)	—	28
Foreign currency transaction (gain) loss (4)	65	(1,442)
Adjusted EBITDA	$25,462	$17,452
(1)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.

(2)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)	Represents legal, accounting, and other related costs incurred in connection with acquisitions and other transactions.
(4)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.
(5)	Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for both the three months ended March 31, 2019 and 2018.

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

On February 11, 2019, the Company amended its New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the New Credit Facilities prior to such amendment.

On February 11, 2019, we acquired Forrest-Pruzan Creative LLC, a board game development studio in Seattle, WA.  See Note 3, Acquisitions for further information.

On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (the "Form S-3") with the SEC. If declared effective by the SEC, it will allow us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 31,934,185 shares of Class A common stock in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Liquidity and Capital Resources

The following table shows summary cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$27,302	$9,455
Net cash used in investing activities	(9,982)	(6,501)
Net cash used in financing activities	(7,570)	(3,468)
Effect of exchange rates on cash and cash equivalents	(690)	(764)
Net increase (decrease) in cash and cash equivalents	$9,060	$(1,278)

Operating Activities. Our net cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $27.3 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $9.5 million for the three months ended March 31, 2018. The increase was primarily due to an increase in cash provided by operating activities related to our $7.1 million net income in the three months ended March 31, 2019 compared to a $2.2 million of net income in the three months ended March 31, 2018. Non-cash adjustments also increased net cash provided by operating activities by $3.4 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to increases in equity-based compensation of $1.8 million, foreign currency gains of $1.0 million and depreciation, amortization and other of $0.7 million. Changes in working capital also increased cash provided by operating activities by $9.7 million in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to increases in accounts payable of $16.2 million and decreases in inventory of $5.6 million and accounts receivable, net of $3.5 million, partially offset by decreases in accrued expenses and other liabilities of $11.6 million and accrued royalties of $3.5 million.

For the three months ended March 31, 2018, net cash provided by operating activities was $9.5 million and was comprised of net income of $2.2 million, increased by $9.3 million related to noncash adjustments, primarily related to depreciation, amortization and other, equity-based compensation and accretion of long-term debt discount. Changes in working capital decreased cash provided by operating activities by $2.1 million. The increase in working capital positively impacted net cash through decreases in accounts receivable, net of $28.2 million and inventory of $6.5 million and an increase in accrued expenses and other liabilities of 1.8 million, partially offset by decreases in accounts payable of $29.1 million, accrued royalties of $7.1 million and an increase in prepaid expenses and other assets of $2.9 million.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the three months ended March 31, 2019, net cash used in investing activities was $10.0 million and was primarily comprised of initial cash consideration, net of cash acquired of $6.4 million for the Forrest-Pruzan Acquisition and $3.6 million for purchases of property and equipment primarily relating to tooling and molds.

For the three months ended March 31, 2018, net cash used in investing activities was $6.5 million and was primarily comprised of purchases of property and equipment primarily relating to tooling and molds.

Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, contributions from, and distributions to, the Continuing Equity Owners and proceeds from the exercise of equity-based options. We do not anticipate any future financing activity related to contributions from the Continuing Equity Owners.

For the three months ended March 31, 2019, net cash used in financing activities was $7.6 million, primarily related to distributions to the Continuing Equity Owners of $8.1 million and payments on the New Term Loan Facility of $2.9 million, partially offset by net borrowings on the New Revolving Credit Facility of $2.5 million and proceeds from the exercise of equity based options of $1.1 million.

For the three months ended March 31, 2018, net cash used in financing activities was $3.5 million, primarily related to payments on the Term Loan A Facility of $15.4 million and $10.9 million in distributions to FAH, LLC members, partially offset by net borrowings on the Revolving Credit Facility of $22.7 million.

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

In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently 3.00:1.00. As of March 31, 2019 and December 31, 2018, we were in compliance with all covenants in our New Credit Facilities.

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

As of March 31, 2019, we had $22.5 million of cash and cash equivalents and $112.4 million of working capital, compared with $13.5 million of cash and cash equivalents and $122.8 million of working capital as of December 31, 2018. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Former Senior Secured Credit Facilities and New Credit Facilities.

On October 22, 2018, the Company entered into the New Credit Facilities.  Upon closing, proceeds from the New Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility.  Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.   On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million, of which $22.5 million was outstanding as of March 31, 2019. For a discussion of our New Credit Facilities, see Note 5, Debt of our unaudited condensed consolidated financial statements. For a discussion of our Former Senior Secured Credit Facilities, see Note 10, Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As described above, on April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (the "Form S-3") with the SEC. If declared effective by the SEC, it will allow us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

Contractual Obligations

In the first quarter of 2019, the Company entered into a ten-year lease of a retail location that commenced on April 1, 2019.  The lease includes total base rent of approximately $21.1 million to be paid over the lease term, subject to certain abatement provisions, as well as certain variable costs.

Other than the lease obligation described above, there were no material changes in our commitments during the three months ended March 31, 2019 under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 outside the course of normal business.

 Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 except as disclosed in Note 2, Significant Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of March 31, 2019, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act”)), were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral arguments on the motions to dismiss are scheduled to be held on May 3, 2019.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants.

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

Products from which we generate substantially all of our net sales are produced under license agreements which grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will. Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 77% and 70% of our sales for the three months ended March 31, 2019 and 2018, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 40% and 33% of our sales for the three months ended March 31, 2019 and 2018, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of March 31, 2019, we had a reserve of $8.2 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 81% and 78% of our sales for the three months ended March 31, 2019 and 2018, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 42% and 38% of our sales for the three months ended March 31, 2019 and 2018, respectively.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 805 as of March 31, 2019. As a result of our acquisition of Underground Toys Limited in January 2017 (the “Underground Toys Acquisition”), we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the acquisition of Loungefly, LLC, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the three months ended March 31, 2019 and 2018, our gross margins (exclusive of depreciation and amortization) were 38.1% and 37.4%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the three months ended March 31, 2019 and 2018, we recorded reserves of $0.5 million and $1.0 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our intellectual property is a valuable asset of our business. As of March 31, 2019, we owned approximately 40 registered U.S. trademarks, 124 registered international trademarks, 27 pending U.S. trademark applications and 11 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

As we have expanded internationally, and the global popularity of our products has increased, we are increasingly subject to efforts by third parties to produce counterfeit versions of our products. There can be no guarantee that our efforts, including our work with customs officials and law enforcement authorities, to block the manufacture of counterfeit goods, prevent their entry into end markets, and detect counterfeit products in customer networks will be successful or result in any material reduction in the availability of counterfeit goods. Any such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results and damage our reputation.

Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.

Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our chief executive officer, Brian Mariotti. We are dependent on his talents and believe he is integral to our relationships with our licensors and certain of our key retail customers. The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete a planned transition related to our chief financial officer, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.

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

The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 59.8%, 60.5% and 58.7% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.

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

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 34.8% and 35.2% of our sales for the three months ended March 31, 2019 and 2018, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

Any of these above factors could potentially impact the measurement of our tax balances and reduce any anticipated benefits of the Tax Act.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action.  Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral arguments on the motions to dismiss are scheduled to be held on May 3, 2019.

Additionally, on June 4, 2018, a putative class action lawsuit Kanugonda v. Funko, et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants.

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

On October 22, 2018, we entered into the Credit Agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility in the amount of $50.0 million (which was increased to $75 million on February 11, 2019). Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities.  As of March 31, 2019, we had $247.1 million of indebtedness outstanding under our New Credit Facilities, consisting of $224.7 million outstanding under our New Term Loan Facility (net of unamortized discount of $4.5 million) and $22.5 million outstanding under our New Revolving Credit Facility.

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

Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of the date of this report, ACON holds approximately 48.0% of the combined voting power of our common stock through its ownership of 12,921,039 shares of our Class A common stock and 10,495,687 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of the date of this report, collectively hold approximately 67.4% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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

Pursuant to the terms of the Stockholders Agreement, ACON, Fundamental and Brian Mariotti, our chief executive officer, in the aggregate, have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for, and may rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of “independent directors” as defined under the Nasdaq rules on our board of directors, an entirely independent nominating and corporate governance committee with a written charter addressing the committee’s purpose and responsibilities, and an entirely independent compensation committee with a written charter addressing the committee’s purpose and responsibilities.

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

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 28,522,084 common units of FAH, LLC as of March 31, 2019, representing approximately 57.1% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

As of May 1, 2019, we had an aggregate of 170,162,691 shares of Class A common stock authorized but unissued, as well as approximately 20,081,828 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Plan, including, as of March 31, 2019, 2,482,725 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 1,714,820 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further, in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (the "Form S-3") with the SEC. If declared effective by the SEC, it will allow us to sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and will allow certain Original Equity Owners to sell 31,934,185 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

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

On February 11, 2019, the Company issued 126,757 shares of the Company’s Class A common stock to the selling unitholders of Forrest-Pruzan Creative LLC (“Forrest-Pruzan”) as partial consideration for the Company acquisition of 100% of the membership interests of Forrest-Pruzan. The issuance of such shares of Class A common stock was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

10.1	Transition and Release of Claims Agreement, dated April 15, 2019, between the Funko, Inc. and Russell Nickel.	8-K	001-38724	10.1	4/18/2019

10.2	Amendment to Employment Agreement, dated April 24, 2019, by and between Funko, Inc. and Andrew Perlmutter.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 3, 2019	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)