Form 10-Q
period 2019-06-30
Funko, Inc.
filed 2019-08-08
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 31,354,674 shares of Class A common stock, $0.0001 par value per share, and 17,690,314 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, the remediation of our material weakness in internal control over financial reporting, the effectiveness of our preliminary prospectus on Form S-3, anticipated future expenses and payments, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$191,199	$138,723	$358,264	$275,934
Cost of sales (exclusive of depreciation and amortization shown separately below)	119,998	85,884	223,654	172,528
Selling, general, and administrative expenses	43,647	34,537	84,115	69,039
Acquisition transaction costs	—	—	—	28
Depreciation and amortization	10,425	9,650	20,655	18,951
Total operating expenses	174,070	130,071	328,424	260,546
Income from operations	17,129	8,652	29,840	15,388
Interest expense, net	3,763	5,584	7,835	11,480
Other (income) expense, net	(219)	2,602	(154)	1,160
Income before income taxes	13,585	466	22,159	2,748
Income tax expense	2,170	192	3,599	755
Net income	11,415	274	18,560	1,993
Less: net income attributable to non-controlling interests	6,283	204	11,233	1,326
Net income attributable to Funko, Inc.	$5,132	$70	$7,327	$667

Earnings per share of Class A common stock:
Basic	$0.17	$—	$0.26	$0.03
Diluted	$0.16	$—	$0.24	$0.03
Weighted average shares of Class A common stock outstanding:
Basic	29,910	23,344	28,284	23,341
Diluted	32,115	24,759	30,296	24,634

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$11,415	$274	$18,560	$1,993
Other comprehensive loss:
Foreign currency translation loss, net of tax effect of $129 and $(61) for the three months ended June 30, 2019 and 2018, respectively, and $49 and $(61) for the six months ended June 30, 2019 and 2018, respectively	(824)	(2,272)	(171)	(1,189)
Comprehensive income (loss)	10,591	(1,998)	18,389	804
Less: Comprehensive income (loss) attributable to non-controlling interests	5,900	(971)	11,231	732
Comprehensive income attributable to Funko, Inc.	$4,691	$(1,027)	$7,158	$72

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,485	$13,486
Accounts receivable, net	131,646	148,627
Inventory	75,298	86,622
Prepaid expenses and other current assets	17,170	11,904
Total current assets	243,599	260,639

Property and equipment, net	43,331	44,296
Operating lease right-of-use assets	41,759	—
Goodwill	124,510	116,078
Intangible assets, net	229,316	233,645
Deferred tax asset	29,673	7,407
Other assets	3,986	4,275
Total assets	$716,174	$666,340

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$19,329	$20,000
Current portion long-term debt, net of unamortized discount	10,619	10,593
Current portion of operating lease liabilities	8,602	—
Accounts payable	32,852	36,130
Income taxes payable	1,046	4,492
Accrued royalties	29,819	39,020
Accrued expenses and other current liabilities	26,931	33,015
Total current liabilities	129,198	143,250

Long-term debt, net of unamortized discount	211,383	216,704
Operating lease liabilities, net of current portion	40,401	—
Deferred tax liability	20	5
Liabilities under tax receivable agreement, net of current portion	33,019	6,504
Deferred rent and other long-term liabilities	5,788	6,623

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 30,214 and 24,960 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 18,740 and 23,584 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	176,684	146,154
Accumulated other comprehensive loss	(336)	(167)
Retained earnings	16,044	8,717
Total stockholders' equity attributable to Funko, Inc.	192,397	154,708
Non-controlling interests	103,968	138,546
Total stockholders' equity	296,365	293,254
Total liabilities and stockholders' equity	$716,174	$666,340

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating Activities
Net income	$18,560	$1,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	21,054	18,951
Equity-based compensation	6,115	2,143
Accretion of discount on long-term debt	581	737
Amortization of debt issuance costs	130	291
Foreign currency gain (loss)	327	(129)
Changes in operating assets and liabilities:
Accounts receivable, net	14,357	17,674
Inventory	11,342	14,516
Prepaid expenses and other assets	(191)	3,195
Accounts payable	(3,395)	(32,988)
Income taxes payable	(3,437)	(232)
Accrued royalties	(9,201)	(6,175)
Accrued expenses and other liabilities	(8,288)	2,165
Net cash provided by operating activities	47,954	22,141

Investing Activities
Purchase of property and equipment	(11,730)	(14,117)
Acquisitions of businesses and related intangible assets, net of cash	(6,369)	(635)
Net cash used in investing activities	(18,099)	(14,752)
Financing Activities
Borrowings on line of credit	22,543	161,571
Payments on line of credit	(23,383)	(130,049)
Debt issuance costs	(272)	—
Payment of long-term debt	(5,875)	(17,700)
Proceeds from exercise of equity-based options	1,387	—
Distribution to continuing equity owners	(18,121)	(18,885)
Net cash used in financing activities	(23,721)	(5,063)
Effect of exchange rates on cash and cash equivalents	(135)	838
Net increase in cash and cash equivalents	5,999	3,164
Cash and cash equivalents at beginning of period	13,486	7,728
Cash and cash equivalents at end of period	$19,485	$10,892

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

Revision of Previously-Issued Financial Statements

During the three months ended June 30, 2019, the Company identified that its subsidiary, Loungefly, LLC (“Loungefly”), which was acquired on June 28, 2017, had been underpaying certain duties owed to U.S. Customs and Border Protection ("U.S. Customs").  In May 2019, the Company notified U.S. Customs of the potential underpayments and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties and fees owed for the applicable five-year statute of limitations period.  The Company identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously-issued consolidated financial statements.  In July 2019, the Company submitted payment of $7.8 million to U.S. Customs along with a report detailing the nature of the underpayments.

The underpayment of the customs duties and fees led to certain errors in the Company's previously-issued consolidated financial statements.  The Company has concluded that the errors identified were immaterial individually and, in the aggregate, to the Company’s previously-issued quarterly and annual consolidated financial statements; however, the Company further concluded that correcting the errors cumulatively would have been material to its consolidated statement of operations for the three and six months ended June 30, 2019.  Accordingly, prior period amounts have been revised to reflect the correction of these as well as other previously identified immaterial errors.

The following tables present the revised results for each quarterly period that was impacted, the adjustments made to each period and the previously reported amounts to summarize the effect of the revision on the previously-issued consolidated financial statements for the periods impacted.

(As reported)	Three Months Ended
	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$104,746	$142,812	$169,474	$137,211	$138,723	$176,915	$233,224	$166,800
Cost of sales (exclusive of depreciation and amortization shown separately below)	$66,005	$84,387	$102,926	$85,921	$85,717	$108,898	$147,526	$103,268
Selling, general, and administrative expenses	$25,809	$32,511	$37,532	$34,810	$34,229	$41,267	$45,015	$40,818
Depreciation and amortization	$7,588	$8,433	$9,220	$9,301	$9,650	$9,961	$10,204	$10,093
Total operating expenses	$100,687	$125,467	$150,097	$130,060	$129,596	$160,126	$202,745	$154,179
Income from operations	$4,059	$17,345	$19,377	$7,151	$9,127	$16,789	$30,479	$12,621
Income (loss) before income taxes	$(3,514)	$8,286	$7,995	$2,697	$941	$9,605	$19,935	$8,484
Income tax expense	$1,024	$22	$494	$460	$70	$1,519	$2,818	$1,414
Net income (loss)	$(4,538)	$8,264	$7,501	$2,237	$871	$8,086	$17,117	$7,070
Net income attributable to non-controlling interests	$-	$-	$1,875	$1,338	$454	$6,056	$11,107	$4,910
Net income (loss) attributable to Funko, Inc.	$(4,538)	$8,264	$5,626	$899	$417	$2,030	$6,010	$2,160

Earnings per share of Class A common stock:
Basic			$0.04	$0.04	$0.02	$0.09	$0.24	$0.08
Diluted			$0.04	$0.04	$0.01	$0.08	$0.23	$0.08

(Adjustment)	Three Months Ended
	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-	$-	$-	$265
Cost of sales (exclusive of depreciation and amortization shown separately below)	$-	$219	$(331)	$723	$167	$148	$1,646	$388
Selling, general, and administrative expenses	$-	$-	$-	$(308)	$308	$-	$-	$(350)
Depreciation and amortization	$-	$-	$-	$-	$-	$-	$-	$137
Total operating expenses	$-	$219	$(331)	$415	$475	$148	$1,646	$175
Income from operations	$-	$(219)	$331	$(415)	$(475)	$(148)	$(1,646)	$90
Income (loss) before income taxes	$-	$(219)	$331	$(415)	$(475)	$(148)	$(1,646)	$90
Income tax expense	$(435)	$-	$161	$103	$122	$387	$(48)	$15
Net income (loss)	$435	$(219)	$170	$(518)	$(597)	$(535)	$(1,598)	$75
Net income attributable to non-controlling interests	$-	$-	$172	$(216)	$(250)	$(75)	$(815)	$40
Net income (loss) attributable to Funko, Inc.	$435	$(219)	$(2)	$(302)	$(347)	$(460)	$(783)	$35

Earnings per share of Class A common stock:
Basic			$-	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$-
Diluted			$-	$(0.02)	$(0.01)	$(0.02)	$(0.03)	$-

(Revised)	Three Months Ended
	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$104,746	$142,812	$169,474	$137,211	$138,723	$176,915	$233,224	$167,065
Cost of sales (exclusive of depreciation and amortization shown separately below)	$66,005	$84,606	$102,595	$86,644	$85,884	$109,046	$149,172	$103,656
Selling, general, and administrative expenses	$25,809	$32,511	$37,532	$34,502	$34,537	$41,267	$45,015	$40,468
Depreciation and amortization	$7,588	$8,433	$9,220	$9,301	$9,650	$9,961	$10,204	$10,230
Total operating expenses	$100,687	$125,686	$149,766	$130,475	$130,071	$160,274	$204,391	$154,354
Income from operations	$4,059	$17,126	$19,708	$6,736	$8,652	$16,641	$28,833	$12,711
Income (loss) before income taxes	$(3,514)	$8,067	$8,326	$2,282	$466	$9,457	$18,289	$8,574
Income tax expense	$589	$22	$655	$563	$192	$1,906	$2,770	$1,429
Net income (loss)	$(4,103)	$8,045	$7,671	$1,719	$274	$7,551	$15,519	$7,145
Net income attributable to non-controlling interests	$-	$-	$2,047	$1,122	$204	$5,981	$10,292	$4,950
Net income (loss) attributable to Funko, Inc.	$(4,103)	$8,045	$5,624	$597	$70	$1,570	$5,227	$2,195

Earnings per share of Class A common stock:
Basic			$0.04	$0.03	$-	$0.07	$0.21	$0.08
Diluted			$0.04	$0.02	$-	$0.06	$0.20	$0.08

(As reported)	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Balance Sheet Data:	(In thousands)
Assets:
Accounts receivable, net	$81,629	$99,293	$115,478	$88,616	$96,474	$127,026	$148,627	$117,618
Inventory	$57,982	$78,836	$79,082	$73,950	$63,591	$81,206	$86,622	$75,396
Total current assets	$183,935	$217,112	$224,015	$193,686	$189,472	$244,110	$260,639	$232,495

Goodwill	$106,521	$107,265	$110,902	$113,498	$113,052	$112,977	$112,818	$121,892
Intangible assets, net	$257,991	$254,391	$250,649	$245,465	$241,337	$237,518	$233,645	$233,155
Deferred tax asset	$—	$—	$51	$82	$78	$5,795	$7,346	$21,081
Total assets	$588,380	$621,955	$630,313	$597,801	$590,994	$648,765	$663,019	$689,063

Liabilities:
Accrued royalties	$16,297	$25,380	$25,969	$18,858	$19,351	$31,494	$39,020	$28,359
Accrued expenses and other current liabilities	$27,044	$32,871	$27,032	$29,726	$25,730	$31,066	$27,621	$19,647
Total current liabilities	$158,367	$204,912	$129,926	$118,496	$122,152	$165,281	$137,856	$120,100
Deferred tax liability	$—	$—	$588	$689	$259	$65	$5	$23
Deferred rent and other long-term liabilities	$3,464	$3,438	$3,474	$3,929	$4,027	$4,789	$5,583	$4,519

Stockholders' / Members' equity:
Additional paid-in-capital / Members' equity	$291,460	$292,043	$129,320	$130,292	$131,624	$142,426	$146,408	$166,208
Accumulated other comprehensive (loss)	$771	$1,361	$802	$1,304	$207	$163	$(171)	$100
Retained earnings	$(137,241)	$(128,976)	$1,041	$1,940	$2,357	$4,387	$10,397	$12,557
Total stockholders' equity attributable to Funko, Inc. / members' equity	$154,990	$164,428	$131,167	$133,540	$134,192	$146,980	$156,638	$178,870
Non-controlling interests	$—	$—	$149,988	$141,050	$132,149	$129,438	$139,728	$118,550
Total stockholders' / members' equity	$154,990	$164,428	$281,155	$274,590	$266,341	$276,418	$296,366	$297,420
Total liabilities and stockholders' equity	$588,380	$621,955	$630,313	$597,801	$590,994	$648,765	$663,019	$689,063

(Adjustment)	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Balance Sheet Data:	(In thousands)
Assets:
Accounts receivable, net	$—	$—	$—	$—	$—	$—	$—	$266
Inventory	$96	$520	$505	$451	$562	$1,048	$—	$492
Total current assets	$96	$520	$505	$451	$562	$1,048	$—	$758

Goodwill	$3,260	$3,260	$3,260	$3,260	$3,260	$3,260	$3,260	$3,260
Intangible assets, net	$—	$—	$—	$—	$—	$—	$—	$(137)
Deferred tax asset	$—	$—	$—	$—	$—	$109	$61	$45
Total assets	$3,356	$3,780	$3,765	$3,711	$3,822	$4,417	$3,321	$3,926

Liabilities:
Accrued royalties	$—	$317	$(423)	$—	$—	$—	$—	$—
Accrued expenses and other current liabilities	$2,918	$3,244	$3,637	$3,573	$4,161	$4,796	$5,394	$5,925
Total current liabilities	$2,918	$3,561	$3,214	$3,573	$4,161	$4,796	$5,394	$5,925
Deferred tax liability	$—	$—	$(76)	$(101)	$(136)	$—	$—	$—
Deferred rent and other long-term liabilities	$—	$—	$490	$620	$775	$1,135	$1,040	$1,039

Stockholders' / Members' equity:
Additional paid-in-capital / Members' equity	$—	$—	$(254)	$(254)	$(254)	$(254)	$(254)	$(254)
Accumulated other comprehensive (loss)	$4	$4	$4	$4	$4	$4	$4	$4
Retained earnings	$434	$215	$213	$(89)	$(436)	$(897)	$(1,680)	$(1,645)
Total stockholders' equity attributable to Funko, Inc. / members' equity	$438	$219	$(37)	$(339)	$(686)	$(1,147)	$(1,930)	$(1,895)
Non-controlling interests	$—	$—	$174	$(42)	$(292)	$(367)	$(1,182)	$(1,143)
Total stockholders' / members' equity	$438	$219	$137	$(381)	$(978)	$(1,514)	$(3,112)	$(3,038)
Total liabilities and stockholders' equity	$3,356	$3,780	$3,765	$3,711	$3,822	$4,417	$3,321	$3,926

(Revised)	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Balance Sheet Data:	(In thousands)
Assets:
Accounts receivable, net	$81,629	$99,293	$115,478	$88,616	$96,474	$127,026	$148,627	$117,884
Inventory	$58,078	$79,356	$79,587	$74,401	$64,153	$82,254	$86,622	$75,888
Total current assets	$184,031	$217,632	$224,520	$194,137	$190,034	$245,158	$260,639	$233,253
Goodwill	$109,781	$110,525	$114,162	$116,758	$116,312	$116,237	$116,078	$125,152
Intangible assets, net	$257,991	$254,391	$250,649	$245,465	$241,337	$237,518	$233,645	$233,018
Deferred tax asset	$—	$—	$51	$82	$78	$5,904	$7,407	$21,126
Total assets	$591,736	$625,735	$634,078	$601,512	$594,816	$653,182	$666,340	$692,989

Liabilities:
Accrued royalties	$16,297	$25,697	$25,546	$18,858	$19,351	$31,494	$39,020	$28,359
Accrued expenses and other current liabilities	$29,962	$36,115	$30,669	$33,299	$29,891	$35,862	$33,015	$25,572
Total current liabilities	$161,285	$208,473	$133,140	$122,069	$126,313	$170,077	$143,250	$126,025
Deferred tax liability	$—	$—	$512	$588	$123	$65	$5	$23
Deferred rent and other long-term liabilities	$3,464	$3,438	$3,964	$4,549	$4,802	$5,924	$6,623	$5,558

Stockholders' / Members' equity:
Additional paid-in-capital / Members' equity	$291,460	$292,043	$129,066	$130,038	$131,370	$142,172	$146,154	$165,954
Accumulated other comprehensive (loss)	$775	$1,365	$806	$1,308	$211	$167	$(167)	$104
Retained earnings	$(136,807)	$(128,761)	$1,254	$1,851	$1,921	$3,490	$8,717	$10,912
Total stockholders' equity attributable to Funko, Inc. / members' equity	$155,428	$164,647	$131,130	$133,201	$133,506	$145,833	$154,708	$176,975
Non-controlling interests	$—	$—	$150,162	$141,008	$131,857	$129,071	$138,546	$117,407
Total stockholders' / members' equity	$155,428	$164,647	$281,292	$274,209	$265,363	$274,904	$293,254	$294,382
Total liabilities and stockholders' equity	$591,736	$625,735	$634,078	$601,512	$594,816	$653,182	$666,340	$692,989
The identified adjustments had no effect on previously reported total cash flows from operating, investing or financing activities for any of the periods reflected above.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2018.

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

The cumulative effect of initially applying the new lease accounting standard as of January 1, 2019 is as follows (in thousands):

	January 1, 2019
	Beginning balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets:
Operating lease right-of-use assets	$—	$33,014	33,014

Liabilities and Stockholders' Equity:
Current portion of operating lease liabilities	$—	$7,380	$7,380
Accrued expenses and other current liabilities	$33,015	$(429)	$32,586
Operating lease liabilities, net of current portion	$—	$30,076	$30,076
Deferred rent and other long-term liabilities	$6,623	$(4,013)	$2,610

The adoption of the standard did not result in any material changes to the recognition of operating lease expenses in the Company’s unaudited condensed consolidated statements of operations.

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

3. Acquisitions

During the six months ended June 30, 2019, the Company completed one acquisition that was accounted for as a business combination by applying the acquisition method of accounting, where identifiable tangible and intangible assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value and goodwill is calculated as the excess of the purchase price paid over the net assets acquired.

On February 11, 2019, the Company acquired 100% of the membership interests of Forrest-Pruzan Creative LLC (the “Forrest-Pruzan Acquisition”), a board game development studio in Seattle, WA, which now operates as Funko Games, LLC. This transaction represents an opportunity to expand the Company’s product offerings into the board game category. The preliminary purchase consideration consists of $6.5 million in cash and 126,757 shares of the Company’s Class A common stock with a fair value of $2.2 million paid at closing, $1.5 million cash holdback due to the sellers in 18 months, subject to certain conditions as per the agreement, and $2 million in cash due after a 24-month deferral period. The total purchase consideration of $11.9 million was allocated on a relative fair value basis between net assets acquired and liabilities assumed of $11.6 million and noncompetition agreements entered into contemporaneously with the acquisition of $0.3 million.  The Company is still in the process of completing its analysis of the opening balance sheet balances and finalizing its analysis and assumptions over the fair value of assets and liabilities acquired and purchase consideration transferred, and the difference between the estimated and final values could be material.

Goodwill of $8.5 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recognized in connection with the Forrest-Pruzan Acquisition primarily reflects relevant skills and industry knowledge of the retained workforce, as well as intangible assets that do not qualify for separate recognition.

The activity of Funko Games, LLC included in the Company’s condensed consolidated statements of operations from the acquisition date to June 30, 2019 was not material.

The purchase consideration allocated to the acquisition was as follows:

Purchase Consideration at Fair Value
(in thousands)
Cash paid	$6,500
Fair value of class A common stock issued	2,221
Cash holdback	1,400
Fair value of cash consideration due February 11, 2021	1,815
Total transaction price	$11,936
Less: Noncompetition agreements	(290)
Consideration transferred	$11,646

The following table shows the amounts recognized for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation for the Forrest-Pruzan Acquisition as of February 11, 2019:

Assets (Liabilities) Acquired (Assumed) at Fair Value
(in thousands)
Cash and cash equivalents	$131
Property and equipment	14
Operating lease right-of-use assets	1,027
Goodwill	8,465
Intangible assets	3,300
Other assets	17
Current liabilities	(281)
Operating lease liabilities	(1,027)
Consideration transferred	$11,646

The following table summarizes the identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives as of February 11, 2019:

	Estimated Fair Value of Assets Acquired	Estimated Useful Life
	(in thousands)	(Years)
Intangible asset type:
Intellectual property	$720	3
Customer relationships	2,580	3
Intangible assets	$3,300

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

Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at June 30, 2019 and December 31, 2018, was approximately $245.5 million and $252.1 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2019 and December 31, 2018, were $241.3 million and $247.3 million, respectively.  The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.

5. Debt

Debt consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
New Revolving Credit Facility	$19,329	$20,000

New Term Loan Facility	$226,187	$232,063
Debt issuance costs	(4,185)	(4,766)
Total term debt	222,002	227,297
Less: current portion	10,619	10,593
Long-term debt, net	$211,383	$216,704

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

The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions.  As of June 30, 2019 and December 31, 2018, the Company was in compliance with all of the covenants in its New Credit Facilities.

At June 30, 2019, the Company had $226.2 million and $19.3 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.   At December 31, 2018, the Company had $232.1 million and $20.0 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.

There were no outstanding letters of credit as of June 30, 2019 and December 31, 2018.

6. Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2030. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the unaudited consolidated balance sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the unaudited condensed consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense was $3.5 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $6.6 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had recorded operating lease liabilities of $49.0 million and operating lease right-of-use assets of $41.8 million.  During the six months ended June 30, 2019, operating cash outflows relating to operating lease liabilities was $3.8 million and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $7.9 million.  As of June 30, 2019, the Company’s operating leases had a weighted-average remaining term of 7.3 years and weighted-average discount rate of 7.7%.  Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.

The future payments on the Company’s operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Remaining 2019	$4,196
2020	9,815
2021	9,090
2022	7,842
2023	8,101
Thereafter	27,536
Total lease payments	66,580
Less: imputed interest	(17,577)
Total	$49,003

7. Liabilities under Tax Receivable Agreement

On November 1, 2017, the Company entered into a tax receivable agreement with FAH, LLC (the “Tax Receivable Agreement”) and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.

During the three and six months ended June 30, 2019, the Company recognized an additional liability related to the Tax Receivable Agreement in the amount of $10.6 million and $29.2 million, respectively, for the payments due to the redeeming members under the Tax Receivable Agreement, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on the Company’s estimate of future taxable income. The amount of Tax Receivable Agreement liabilities recognized during the three and six months ended June 30, 2018 was nominal.

There were no payments made pursuant to the Tax Receivable Agreement during the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $35.9 million, of which $2.9 million was included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.  At December 31, 2018, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $6.8 million, of which $0.3 million was included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

8. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

In January 2019, the Company renewed its licensing agreements with Disney and its controlled affiliates, LucasFilm and Marvel. As of December 31, 2018, the Company recorded a $2.0 million consent fee under its existing licensing agreements with Disney, which was paid during the six months ended June 30, 2019.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss that action. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 31, 2018, and the Company filed its reply to plaintiffs’ opposition on November 30, 2018.  Oral arguments on the motions to dismiss were held on May 3, 2019. On August 2, 2019, the Superior Court of Washington in and for King County dismissed the consolidated action, allowing Plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.”

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

The complaint in federal court alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the lead plaintiff and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

In connection with the Company's underpayment of customs duties at Loungefly described in Note 1, the Company’s estimate of the range of probable loss for potential penalties that may be assessed by U.S. Customs is $0.2 million to $1.0 million at June 30, 2019, of which $0.5 million has been recorded as a contingent liability in the caption Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet as of June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Figures	83.5%	82.5%	82.6%	83.4%
Other	16.5%	17.5%	17.4%	16.6%

The following tables present summarized geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
United States	$122,673	$97,108	$231,543	$185,958
International	68,526	41,615	126,721	89,976
Total net sales	$191,199	$138,723	$358,264	$275,934

	June 30,	December 31,
	2019	2018
Long-lived assets:
United States	$60,156	$23,781
China and Vietnam	20,480	20,662
United Kingdom	8,440	4,128
Total long-lived assets	$89,076	$48,571

10. Related Party Transactions

In June 2017, in connection with the acquisition of Loungefly, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain former employees of the Company, who were also the former owners of Loungefly. For the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.2 million, respectively, in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.  The entities ceased to be related parties after July 12, 2018.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three and six months ended June 30, 2019 and 2018, the Company recorded approximately $0.5 million and $1.2 million, respectively, and $0.7 million and $1.9 million, respectively, in net sales to Forbidden Planet. At June 30, 2019 and December 31, 2018, accounts receivable from Forbidden Planet was $0.4 million and $0.8 million on the unaudited condensed consolidated balance sheets.

In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. For the three and six months ended June 30, 2019, the Company recorded $0.1 million of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.  At June 30, 2019, the Company had recorded operating lease right-of-use assets and operating lease liabilities of $1.0 million related to the leases.

11. Income Taxes

Funko, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from FAH, LLC based upon Funko, Inc.’s economic interest held in FAH, LLC. FAH, LLC is treated as a pass-through partnership for income tax reporting purposes. FAH, LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of FAH, LLC’s pass-through taxable income.

The Company recorded $2.2 million and $0.2 million of income tax expense for the three months ended June 30, 2019 and 2018, respectively, and $3.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.  The Company’s estimated annual effective tax rate for the six months ended June 30, 2019 was 16.7%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.

During the three and six months ended June 30, 2019, the Company acquired an aggregate of 1.7 million and 5.0 million  common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the three and six months ended June 30, 2019 the Company recognized an increase to its net deferred tax assets in the amount of $8.4 million and $22.3 million, respectively, and corresponding Tax Receivable Agreement liabilities of $10.6 million and $29.2 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners.  During the three and six months ended June 30, 2018, activity related to the redemption of FAH, LLC common units and the Tax Receivable Agreement was nominal.

12. Stockholders’ Equity

The following is a reconciliation of changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Class A common stock
Beginning balance	$3	$2	$2	$2
Shares issued	—	—	1	—
Ending balance	$3	$2	$3	$2

Class B common stock
Beginning and ending balance	$2	$2	$2	$2

Additional paid-in capital
Beginning balance	$165,954	$130,038	$146,154	$129,066
Equity-based compensation	3,367	1,171	6,115	2,143
Shares issued for equity-based compensation awards	277	—	1,426	—
Shares issued for purchase consideration	—	—	2,221	—
Redemption of common units of FAH, LLC	9,233	153	27,651	153
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(2,147)	8	(6,883)	8
Ending balance	$176,684	$131,370	$176,684	$131,370

Accumulated other comprehensive income (loss)
Beginning balance	$104	$1,308	$(167)	$806
Foreign currency translation loss, net of tax	(440)	(1,097)	(169)	(595)
Ending balance	$(336)	$211	$(336)	$211

Retained earnings
Beginning balance	$10,912	$1,851	$8,717	$1,254
Net income attributable to Funko, Inc.	5,132	70	7,327	667
Ending balance	$16,044	$1,921	$16,044	$1,921

Non-controlling interests
Beginning balance	$117,407	$141,008	$138,546	$150,162
Distributions to continuing equity owners	(10,069)	(8,027)	(18,121)	(18,884)
Redemption of common units of FAH, LLC	(9,270)	(153)	(27,688)	(153)
Foreign currency translation loss, net of tax	(383)	(1,175)	(2)	(594)
Net income attributable to non-controlling interests	6,283	204	11,233	1,326
Ending balance	$103,968	$131,857	$103,968	$131,857

Total stockholders' equity	$296,365	$265,363	$296,365	$265,363

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Class A common shares outstanding
Beginning balance	28,522	23,338	24,960	23,338
Shares issued for equity-based compensation awards	22	—	131	—
Shares issued for purchase consideration	—	—	127	—
Redemption of common units of FAH, LLC	1,670	27	4,996	27
Ending balance	30,214	23,365	30,214	23,365

Class B common shares outstanding
Beginning balance	20,281	24,976	23,584	24,976
Redemption of common units of FAH, LLC	(1,541)	(20)	(4,844)	(20)
Ending balance	18,740	24,956	18,740	24,956

Total Class A and Class B common shares outstanding	48,954	48,321	48,954	48,321

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

Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2019 and December 31, 2018, Funko, Inc. owned 30.2 million and 25.0 million of FAH, LLC common units, respectively, representing a 60.4% and 50.2% economic ownership interest in FAH, LLC, respectively.

Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $2.8 million and $5.0 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three and six months ended June 30, 2019, respectively, $0.4 million and $0.7 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three and six months ended June 30, 2018, respectively, $1.6 million and $2.5 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.1 million of income tax benefit for corporate, federal, state and local taxes attributable to Funko, Inc. for the three and six months ended June 30, 2018, respectively.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$11,415	$274	$18,560	$1,993
Less: net income attributable to non-controlling interests	6,283	204	11,233	1,326
Net income attributable to Funko, Inc. — basic and diluted	$5,132	$70	$7,327	$667
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	29,909,518	23,344,429	28,283,578	23,341,086
Add: Effect of dilutive equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	2,205,901	1,414,619	2,012,075	1,292,798
Weighted-average shares of Class A common stock outstanding — diluted	32,115,419	24,759,048	30,295,653	24,633,884
Earnings per share of Class A common stock — basic	$0.17	$—	$0.26	$0.03
Earnings per share of Class A common stock — diluted	$0.16	$—	$0.24	$0.03

For the three and six months ended June 30, 2019 and 2018, an aggregate of 21.2 million and 22.4 million, respectively, and 26.5 million and 26.6 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three and six months ended June 30, 2019, anti-dilutive securities included 20.0 million and 21.6 million, respectively, and 25.5 million for both the three and six months ended June 30, 2018, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.

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

Domestically, we primarily sell our products to specialty retailers, mass-market retailers, and e-commerce sites. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not have a direct presence. We also sell certain of our products directly to consumers through our e-commerce business and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events.

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At June 30, 2019, we held 30.2 million common units, representing an approximately 60.4% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Net sales	$191,199	$138,723	$358,264	$275,934
Net income	$11,415	$274	$18,560	$1,993
EBITDA (1)	$27,773	$15,700	$50,649	$33,179
Adjusted EBITDA (1)	$31,371	$19,473	$56,710	$36,510
(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations

The discussion in this Results of Operations gives effect to the correction of certain immaterial errors in our Consolidated Financial Statements for the three and six months ended June 30, 2018. Refer to Note 1 — Organization and Operations — Revision of Previously-issued Financial Statements in Part I, Item I of this Form 10-Q for further information.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth information comparing the components of net income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period over Period Change
	2019	2018	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$191,199	$138,723	$52,476	37.8%
Cost of sales (exclusive of depreciation and amortization shown separately below)	119,998	85,884	34,114	39.7%
Selling, general, and administrative expenses	43,647	34,537	9,110	26.4%
Depreciation and amortization	10,425	9,650	775	8.0%
Total operating expenses	174,070	130,071	43,999	33.8%
Income from operations	17,129	8,652	8,477	98.0%
Interest expense, net	3,763	5,584	(1,821)	(32.6%)
Other (income) expense, net	(219)	2,602	(2,821)	(108.4%)
Income before income taxes	13,585	466	13,119	nm
Income tax expense	2,170	192	1,978	nm
Net income	11,415	274	11,141	nm
Less: net income attributable to non-controlling interests	6,283	204	6,079	nm
Net income attributable to Funko, Inc.	$5,132	$70	$5,062	nm

Net Sales

Net sales were $191.2 million for the three months ended June 30, 2019, an increase of 37.8%, compared to $138.7 million for the three months ended June 30, 2018. The increase in net sales was due primarily to an increase in the number of active properties and strong sales demand across all geographic regions and product categories, which generally contributes to higher net sales per active property.

For the three months ended June 30, 2019, the number of active properties increased 16.1% to 592 from 510 for the three months ended June 30, 2018, and the average net sales per active property increased 18.7% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. An active property is a licensed property from which we generate sales of products during a given period.  While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 26.3% to $122.7 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and net sales internationally increased 64.7% to $68.5 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, driven by strong growth across all regions. On a product category basis, net sales of figures increased 39.4% to $159.7 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and net sales of other products increased 30.2% to $31.5 million in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, driven primarily by continued growth of our Loungefly and other softline products.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $120.0 million for the three months ended June 30, 2019, an increase of 39.7%, compared to $85.9 million for the three months ended June 30, 2018. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, as discussed above.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 37.2% for the three months ended June 30, 2019, compared to 38.1% for the three months ended June 30, 2018. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended June 30,

2019 compared to the three months ended June 30, 2018 was driven primarily by higher reserves on inventory, partially offset by improved product cost margins and lower license and royalty costs as a percentage of net sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $43.6 million for the three months ended June 30, 2019, an increase of 26.4%, compared to $34.5 million for the three months ended June 30, 2018. The increase was driven primarily by growth in the business, including a $4.9 million increase in personnel expenses and commissions, a $2.2 million increase in equity-based compensation expense, a $1.1 million increase in professional and consulting costs, and a $1.0 million increase in rent and related facilities costs. Selling, general and administrative expenses were 22.8% and 24.9% of net sales for the three months ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $10.4 million for the three months ended June 30, 2019, an increase of 8.0%, compared to $9.7 million for the three months ended June 30, 2018, primarily related an increase in depreciation on tooling and molds as we continue to expand our product offerings.

Interest Expense, Net

Interest expense, net was $3.8 million for the three months ended June 30, 2019, a decrease of 32.6%, compared to $5.6 million for the three months ended June 30, 2018. The decrease in interest expense, net was due to lower interest rates on debt outstanding during the three months ended June 30, 2019 under the New Credit Facilities as compared to the interest rates on debt outstanding during the three months ended June 30, 2018 under the Former Senior Secured Credit Facilities.

Other (income) expense, net

Other (income) expense, net was $0.2 million of income for the three months ended June 30, 2019 and $2.6 million of expense for the three months ended June 30, 2018. Other (income) expense, net for the three months ended June 30, 2019 and 2018 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.

Net income

Net income was $11.4 million for the three months ended June 30, 2019, compared to $0.3 million for the three months ended June 30, 2018. The increase in net income was primarily the result of the increase in net sales, the decrease in interest expense, net and the increase in other (income), net for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, as discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth information comparing the components of net income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Period over Period Change
	2019	2018	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$358,264	$275,934	$82,330	29.8%
Cost of sales (exclusive of depreciation and amortization shown separately below)	223,654	172,528	51,126	29.6%
Selling, general, and administrative expenses	84,115	69,039	15,076	21.8%
Acquisition transaction costs	-	28	(28)	(100.0%)
Depreciation and amortization	20,655	18,951	1,704	9.0%
Total operating expenses	328,424	260,546	67,878	26.1%
Income from operations	29,840	15,388	14,452	93.9%
Interest expense, net	7,835	11,480	(3,645)	(31.8%)
Other (income) expense, net	(154)	1,160	(1,314)	(113.3%)
Income before income taxes	22,159	2,748	19,411	706.4%
Income tax expense	3,599	755	2,844	376.7%
Net income	18,560	1,993	16,567	831.3%
Less: net income attributable to non-controlling interests	11,233	1,326	9,907	747.1%
Net income attributable to Funko, Inc.	$7,327	$667	$6,660	998.5%

Net Sales

Net sales were $358.3 million for the six months ended June 30, 2019, an increase of 29.8%, compared to $275.9 million for the six months ended June 30, 2018. The increase in net sales was due primarily to an increase in the number of active properties and strong sales demand across all geographic regions and product categories.

For the six months ended June 30, 2019, the number of active properties increased 23.5% to 663 from 537 for the six months ended June 30, 2018, and the average net sales per active property increased 5.2% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. An active property is a licensed property from which we generate sales of products during a given period.  While we expect to see growth in the number of active properties over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 24.5% to $231.5 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, and net sales internationally increased 40.8% to $126.7 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, driven by strong growth across all regions. On a product category basis, net sales of figures increased 28.6% to $295.8 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, and net sales of other products increased 36.1% to $62.4 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, driven primarily by continued growth of our Loungefly and other softline products.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $223.7 million for the six months ended June 30, 2019, an increase of 29.6%, compared to $172.5 million for the six months ended June 30, 2018. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, as discussed above.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 37.6% for both the six months ended June 30, 2019 and 2018. Although stable overall, gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2019 reflected higher reserves on inventory, partially offset by improved product cost margins.Gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2018 included approximately $1.8 million of costs related to Toys R Us shipments for which no revenue was recognized, a charge that did not recur in the six months ended June 30, 2019.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $84.1 million for the six months ended June 30, 2019, an increase of 21.8%, compared to $69.0 million for the six months ended June 30, 2018. The increase was driven primarily by growth in the business, including a $7.7 million increase in personnel expenses and commissions, a $4.0 million increase in equity-based compensation expense, a $2.4 million increase in rent and related facilities costs and a $1.2 million increase in other administrative costs. Selling, general and administrative expenses were 23.5% and 25.0% of net sales for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $20.7 million for the six months ended June 30, 2019, an increase of 9.0%, compared to $19.0 million for the six months ended June 30, 2018, primarily related to an increase in depreciation on tooling and molds as we continue to expand our product offerings.

Interest Expense, Net

Interest expense, net was $7.8 million for the six months ended June 30, 2019, a decrease of 31.8%, compared to $11.5 million for the six months ended June 30, 2018. The decrease in interest expense, net was due to lower interest rates on debt outstanding during the six months ended June 30, 2019 under the New Credit Facilities as compared to the interest rates on debt outstanding during the six months ended June 30, 2018 under the Former Senior Secured Credit Facilities.

Other (income) expense, net

Other (income) expense, net was $0.2 million of income for the six months ended June 30, 2019 and $1.2 million of expense for the six months ended June 30, 2018. Other (income) expense, net for both the six months ended June 30, 2019 and 2018 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.

Net income

Net income was $18.6 million for the six months ended June 30, 2019, compared to $2.0 million for the six months ended June 30, 2018. The increase in net income was primarily the result of the increase in net sales and the decrease in interest expense, net for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, as discussed above.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense (benefit) effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

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

Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to Funko, Inc.	$5,132	$70	$7,327	$667
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	6,283	204	11,233	1,326
Equity-based compensation (2)	3,367	1,171	6,115	2,143
Acquisition transaction costs and other expenses (3)	450	—	100	28
Foreign currency transaction (gain) loss (4)	(219)	2,602	(154)	1,160
Income tax expense (5)	(2,126)	(868)	(3,456)	(765)
Adjusted net income	$12,887	$3,179	$21,165	$4,559
Weighted-average shares of Class A common stock outstanding-basic	29,910	23,344	28,284	23,341
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	22,248	27,392	23,612	27,384
Adjusted weighted-average shares of Class A stock outstanding - diluted	52,158	50,736	51,896	50,725
Adjusted earnings per diluted share	$0.25	$0.06	$0.41	$0.09

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Net income	$11,415	$274	$18,560	$1,993
Interest expense, net	3,763	5,584	7,835	11,480
Income tax expense	2,170	192	3,599	755
Depreciation and amortization	10,425	9,650	20,655	18,951
EBITDA	$27,773	$15,700	$50,649	$33,179
Adjustments:
Equity-based compensation (2)	3,367	1,171	6,115	2,143
Acquisition transaction costs and other expenses (3)	450	—	100	28
Foreign currency transaction (gain) loss (4)	(219)	2,602	(154)	1,160
Adjusted EBITDA	$31,371	$19,473	$56,710	$36,510
(1)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.

(2)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)

Represents legal, accounting, and other related costs incurred in connection with acquisitions and other transactions. For the three and six months ended June 30, 2019, includes the accrual of a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in connection with the underpayment of customs duties at Loungefly. For the six months ended June 30, 2019, this accrual was partially offset by a $0.4 million reversal of a pre-acquisition contingent loss related to our Loungefly acquisition.

(4)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.
(5)	Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for both the three and six months ended June 30, 2019 and 2018.

Liquidity and Financial Condition

Introduction

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.

On March 7, 2018, we entered into an amendment to our former credit agreement which provided for, among other things, (i) a $13.0 million prepayment of the amounts owing under the Term Loan A Facility on the effective date of the amendment, with no changes in the amount of future amortization payments, (ii) a reduction in the interest rate margins (a) for the Term Loan A Facility, from 6.25% to 5.50% for base rate loans and 7.25% to 6.50% for London Inter-bank Offered Rate (“LIBOR”) rate loans and (b) for the Revolving Credit Facility, from 2.50% to 1.75% for LIBOR rate loans, (iii) a 1% prepayment premium on prepayments under both the Term Loan A Facility and the Revolving Credit Facility for 180 days after the effective date of the amendment, and (iv) a $20.0 million increase to the borrowing base under the Revolving Credit Facility, so long as no loan party formed under the laws of England and Wales or Funko UK, Ltd. incurs secured indebtedness for borrowed money.

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

The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. We are a holding company with no material assets and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC.  Under the terms of the New Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including:

•

the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the LLC Agreement or the Registration Rights Agreement; and

•

the ability to make other distributions of up to $10 million during any period of four fiscal quarters in order to pay dividends to the common unit holders of FAH, LLC (including the Company) as long as the funds received by the Company are used to pay dividends to the Company’s stockholders, the Leverage Ratio (as defined in the New Credit Facilities) is not in excess of 2.00:1.00 and there is remaining Availability (as defined in the New Credit Facilities) under the New Credit Facilities of at least $25 million.

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

On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019, the "Form S-3") with the SEC. If declared effective by the SEC, it will allow us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 31,884,185 shares of Class A common stock in one or more offerings. The shelf registration statement is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Liquidity and Capital Resources

The following table shows summary cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$47,954	$22,141
Net cash used in investing activities	(18,099)	(14,752)
Net cash used in financing activities	(23,721)	(5,063)
Effect of exchange rates on cash and cash equivalents	(135)	838
Net increase in cash and cash equivalents	$5,999	$3,164

Operating Activities. Net cash provided by operating activities was $48.0 million for the six months ended June 30, 2019, compared to $22.1 million for the six months ended June 30, 2018. Changes in net cash provided by (used in) operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.

The increase for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in net income, excluding non-cash adjustments, of $22.8 million, driven primarily by an increase in net sales and a decrease in interest expense, net (excluding the effect of a $0.3 million decrease in non-cash adjustments related to accretion of discount on long-term debt and amortization of debt issuance costs), primarily offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses. The increase in net cash provided by operating activities also reflected an increase due to changes in working capital. Changes in working capital increased net cash provided by operating activities by $3.0 million and were primarily due to an increase in accounts payable of $29.6 million, partially offset by increases in prepaid expenses and other assets, inventory and accounts receivable, net of $3.4 million, $3.2 million, and $3.3 million, respectively, and decreases to accrued expenses and other liabilities, income taxes payable and accrued royalties of $10.5 million, $3.2 million and $3.0 million, respectively.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the six months ended June 30, 2019, net cash used in investing activities was $18.1 million and was primarily comprised of $11.7 million for purchases of property and equipment primarily relating to tooling and molds and initial cash consideration, net of cash acquired of $6.4 million for the Forrest-Pruzan Acquisition.

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

For the six months ended June 30, 2019, net cash used in financing activities was $23.7 million, primarily related to distributions to the Continuing Equity Owners of $18.1 million, payments on the New Term Loan Facility of $5.9 million, and net payments on the New Revolving Credit Facility of $0.8 million, partially offset by proceeds from the exercise of equity based options of $1.4 million.

For the six months ended June 30, 2018, net cash used in financing activities was $5.1 million, primarily related to payments on the Term Loan A Facility of $17.7 million and $18.9 million in distributions to FAH, LLC members, partially offset by net borrowings on the Revolving Credit Facility of $31.5 million.

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

In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently 3.00:1.00. As of June 30, 2019 and December 31, 2018, we were in compliance with all covenants in our New Credit Facilities.

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

As of June 30, 2019, we had $19.5 million of cash and cash equivalents and $114.4 million of working capital, compared with $13.5 million of cash and cash equivalents and $117.4 million of working capital as of December 31, 2018. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Former Senior Secured Credit Facilities and New Credit Facilities.

On October 22, 2018, the Company entered into the New Credit Facilities.  Upon closing, proceeds from the New Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility.  Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.   On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million, of which $19.3 million was outstanding as of June 30, 2019. For a discussion of our New Credit Facilities, see Note 5, Debt of our unaudited condensed consolidated financial statements. For a discussion of our Former Senior Secured Credit Facilities, see Note 10, Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As described above, on April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 with the SEC. If declared effective by the SEC, it will allow us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

Contractual Obligations

Other than the changes in lease obligations disclosed in Note 2, Leases, there were no material changes in our commitments during the six months ended June 30, 2019 under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 outside the course of normal business.

 Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of June 30, 2019, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act”)), were not effective at the reasonable assurance level due to the material weakness in the Company’s internal control over financial reporting described below.

Based on the effects of the underpayment of certain duties and fees owed to U.S. Customs and Border Protection ("U.S. Customs") as described in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, management has concluded that a material weakness in the Company's internal control over financial reporting existed as of June 30, 2019 related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs at our Loungefly subsidiary.

This control deficiency did not result in a material misstatement of our prior period consolidated annual or interim financial statements. However, the control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

We intend to implement a plan to remediate the material weakness, which we expect will include identifying key stakeholders across the relevant departments, providing training and education from outside experts, formalizing a customs policy and procedures manual which will include, among other things, a process for reviewing customs entry forms, and implementing a semi-annual review of compliance with our customs policy and procedures and, if necessary, allocation of additional resources, including personnel, to our compliance functions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral arguments on the motions to dismiss were held on May 3, 2019.  A ruling on the motions to dismiss has not yet been issued. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing Plaintiffs leave to amend the complaint.  The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.”

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

The complaint in federal court alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the lead plaintiff and members of the putative class, as well as attorneys’ fees and costs.

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

Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 73% and 72% of our sales for the six months ended June 30, 2019 and 2018, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 36% and 35% of our sales for the six months ended June 30, 2019 and 2018, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of June 30, 2019, we had a reserve of $7.7 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 82% and 77% of our sales for the six months ended June 30, 2019 and 2018, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 43% and 40% of our sales for the six months ended June 30, 2019 and 2018, respectively.

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

Furthermore, consumer preferences have shifted, and may continue to shift in the future, to sales channels other than traditional retail, including e-commerce, in which we have more limited experience, presence and development. Consumer demand for our products may be lower in these channels than in traditional retail channels. In addition, our entry into new product categories and geographies has exposed, and may continue to expose, us to new sales channels in which we have less expertise. If we are not successful in developing our e-commerce channel and other new sales channels, our net sales and profitability may be adversely affected.

Our industry is highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors, our sales, market share and profitability could decline.

Our industry is, and will continue to be, highly competitive. We compete with toy companies in many of our product categories, some of which have substantially more resources than us, stronger name recognition, longer operating histories and greater economies of scale. We also compete with numerous smaller domestic and foreign collectible product designers and manufacturers. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas that will appeal to consumers and introducing new products that compete with our products for consumer acceptance and purchase.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 845 as of June 30, 2019. As a result of our acquisition of Underground Toys Limited in January 2017 (the “Underground Toys Acquisition”), we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the acquisition of Loungefly, LLC, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the six months ended June 30, 2019 and 2018, our gross margins (exclusive of depreciation and amortization) were 37.6% and 37.5%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of June 30, 2019 and December 31, 2018, we recorded reserves of $0.7 million and $5.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner or on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Furthermore, our license agreements typically require us to obtain the licensor’s approval of the products we develop under a particular license prior to making any sales, which can have the effect of delaying our product releases. Additionally, for products based on properties in our movie, TV show and video game categories, this risk may also be exacerbated by our need to introduce new products on a timeframe that corresponds with a particular content release. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing or distribution delays or changes in anticipated consumer demand for our products and new brands, or the related third party content, may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.

Our intellectual property is a valuable asset of our business. As of June 30, 2019, we owned approximately 51 registered U.S. trademarks, 122 registered international trademarks, 38 pending U.S. trademark applications and 51 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.

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

We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts with certain of our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

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

Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, the West Coast in general, or other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 35.4% and 32.6% of our sales for the six months ended June 30, 2019 and 2018, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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
•

complications in complying with different laws and regulations in varying jurisdictions, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, similar anti-bribery and anti-corruption laws and local and international environmental, labor, health and safety laws, and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

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

•	proper payment of customs duties and/or excise taxes;
•	natural disasters and the greater difficulty and cost in recovering therefrom;
•	transportation delays and interruptions;

•	difficulties in moving materials and products from one country to another, including port congestion, strikes or other labor disruptions and other transportation delays and interruptions; and
•	increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws.

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

We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our sales and harm our financial performance and profitability.

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

As discussed above, our international operations subject us to a host of other governmental regulations throughout the world, including antitrust, customs and tax requirements, anti-boycott regulations, environmental regulations and the FCPA. Complying with these regulations imposes costs on us which can reduce our profitability, and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition. For example, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, the Company notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period.  The Company identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements.  In July 2019, the Company submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments.  The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter.  This amount is recorded under the caption “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet, as of June 30, 2019. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.

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

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action.  Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral arguments on the motions to dismiss were held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing Plaintiffs leave to amend the complaint.  The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.”

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

The complaint in federal court alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the lead plaintiff and members of the putative class, as well as attorneys’ fees and costs.

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

Furthermore, our e-commerce operations subject us to risks related to the computer systems that operate our websites and related support systems, such as system failures, viruses, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that adversely affect our operating results and harm our brand. While we depend on our technology vendors to manage “up-time” of the front-

end e-commerce store, manage the intake of our orders, and export orders for fulfillment, we could begin to run all or a greater portion of these components ourselves in the future. Any failure on the part of our third-party e-commerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our brand. There is a risk that consumer demand for our products online may not generate sufficient sales to make our e-commerce business profitable, as consumer demand for physical products online may be less than in traditional retail sales channels. To the extent our e-commerce business does not generate more net sales than costs, our business, financial condition and results of operations will be adversely affected.

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

On October 22, 2018, we entered into the Credit Agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility in the amount of $50.0 million (which was increased to $75 million on February 11, 2019). Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities.  As of June 30, 2019, we had $241.3 million of indebtedness outstanding under our New Credit Facilities, consisting of $222.0 million outstanding under our New Term Loan Facility (net of unamortized discount of $4.2 million) and $19.3 million outstanding under our New Revolving Credit Facility.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.

The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under our New Credit Facilities may be adversely affected.

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

Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of August 6, 2019, ACON holds approximately 47.7% of the combined voting power of our common stock through its ownership of 12,921,039 shares of our Class A common stock and 10,495,687 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of August 6, 2019, collectively hold approximately 64.7% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 30.2 million common units of FAH, LLC as of June 30, 2019, representing approximately 60.4% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

As of August 6, 2019, we had an aggregate of 168,645,326 shares of Class A common stock authorized but unissued, as well as approximately 18,737,808 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Plan, including, as of June 30, 2019, 2,655,507 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 1,697,694 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further, in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019, the "Form S-3") with the SEC. If declared effective by the SEC, it will allow us to sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and will allow certain Original Equity Owners to sell 31,934,185 shares of Class A common stock in one or more offerings.

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

Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	conditions that impact demand for our products;
•	future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”);
•	the size of our public float;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry, our licensors or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation against us, and the imposition of fines or other remedial measures as a result of the underpayment of customs duties at Loungefly; and
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
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, Securities Act, or, in each case, the rules and regulations thereunder, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. The failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures may cause us to not be able to accurately or timely report our financial results.

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.

As of June 30, 2019, we have identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management may be unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. If our remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our Class A common stock price and adversely affect our results of operations and financial condition.

In addition to the remediation measures we plan to take in response to our material weakness relating to the underpayment of customs duties at Loungefly, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, could entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. These changes may not, however, ultimately be effective to achieve and maintain adequate internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

As described in Part I, Item 4. Controls and Procedures, we have identified a material weakness in our internal control over financial reporting as of June 30, 2019. We have concluded that this material weakness also existed as of December 31, 2018 and March 31, 2019.  Accordingly, the previous conclusions included in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019 that our disclosure controls and procedures and internal control over financial reporting were effective are hereby updated to conclude that our disclosure controls and procedures and internal control over financial reporting as of December 31, 2018 were ineffective. Also, the previous conclusion included in Item 4 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2019 that our disclosure controls and procedures were effective is hereby updated to conclude that our disclosure controls and procedures as of March 31, 2019 were ineffective.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

10.1	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38724	10.1	6/27/2019

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 8th, 2019	By:	/s/ Russell Nickel
Russell Nickel
Chief Financial Officer (Principal Financial Officer)