Form 10-Q
period 2019-09-30
Funko, Inc.
filed 2019-10-31
CIK 1704711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 29, 2019, the registrant had 34,900,625 shares of Class A common stock, $0.0001 par value per share, and 14,516,747 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, the remediation of our material weakness in internal control over financial reporting, anticipated future expenses and payments, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$223,307	$176,915	$581,571	$452,849
Cost of sales (exclusive of depreciation and amortization shown separately below)	137,801	109,046	361,455	281,574
Selling, general, and administrative expenses	52,424	41,267	136,539	110,306
Acquisition transaction costs	—	—	—	28
Depreciation and amortization	10,472	9,961	31,127	28,912
Total operating expenses	200,697	160,274	529,121	420,820
Income from operations	22,610	16,641	52,450	32,029
Interest expense, net	3,620	5,750	11,455	17,230
Other expense, net	577	1,434	423	2,594
Income before income taxes	18,413	9,457	40,572	12,205
Income tax expense	2,865	1,906	6,464	2,661
Net income	15,548	7,551	34,108	9,544
Less: net income attributable to non-controlling interests	6,909	5,981	18,142	7,307
Net income attributable to Funko, Inc.	$8,639	$1,570	$15,966	$2,237

Earnings per share of Class A common stock:
Basic	$0.27	$0.07	$0.54	$0.10
Diluted	$0.25	$0.06	$0.50	$0.09
Weighted average shares of Class A common stock outstanding:
Basic	32,055	23,765	29,555	23,484
Diluted	34,503	26,286	31,712	25,124

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$15,548	$7,551	$34,108	$9,544
Other comprehensive loss:
Foreign currency translation loss, net of tax effect of $158 and $92 for the three months ended September 30, 2019 and 2018, respectively, and $208 and $31 for the nine months ended September 30, 2019 and 2018, respectively	(998)	(149)	(1,169)	(1,338)
Comprehensive income	14,550	7,402	32,939	8,206
Less: Comprehensive income attributable to non-controlling interests	6,449	5,878	17,680	6,610
Comprehensive income attributable to Funko, Inc.	$8,101	$1,524	$15,259	$1,596

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$13,492	$13,486
Accounts receivable, net	163,088	148,627
Inventory	94,347	86,622
Prepaid expenses and other current assets	14,039	11,904
Total current assets	284,966	260,639

Property and equipment, net	53,954	44,296
Operating lease right-of-use assets	61,847	—
Goodwill	124,282	116,078
Intangible assets, net	225,165	233,645
Deferred tax asset	55,232	7,407
Other assets	4,859	4,275
Total assets	$810,305	$666,340

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$18,542	$20,000
Current portion of long-term debt, net of unamortized discount	10,722	10,593
Current portion of operating lease liabilities	9,525	—
Accounts payable	61,415	36,130
Income taxes payable	937	4,492
Accrued royalties	37,767	39,020
Accrued expenses and other current liabilities	26,932	33,015
Total current liabilities	165,840	143,250

Long-term debt, net of unamortized discount	208,460	216,704
Operating lease liabilities, net of current portion	61,093	—
Deferred tax liability	38	5
Liabilities under tax receivable agreement, net of current portion	61,061	6,504
Deferred rent and other long-term liabilities	7,225	6,623

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 34,658 and 24,960 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,567 and 23,584 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	2
Additional paid-in-capital	200,365	146,154
Accumulated other comprehensive loss	(874)	(167)
Retained earnings	24,683	8,717
Total stockholders' equity attributable to Funko, Inc.	224,178	154,708
Non-controlling interests	82,410	138,546
Total stockholders' equity	306,588	293,254
Total liabilities and stockholders' equity	$810,305	$666,340

See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating Activities
Net income	$34,108	$9,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	32,254	28,912
Equity-based compensation	9,830	5,750
Accretion of discount on long-term debt	697	431
Amortization of debt issuance costs	196	1,107
Foreign currency gain (loss)	(84)	2,683
Deferred tax benefit	(172)	299
Changes in operating assets and liabilities:
Accounts receivable, net	(19,643)	(13,764)
Inventory	(8,759)	(4,250)
Prepaid expenses and other assets	1,527	(3,609)
Accounts payable	24,310	(20,234)
Income taxes payable	(3,522)	84
Accrued royalties	(1,240)	5,991
Accrued expenses and other liabilities	(6,516)	8,464
Net cash provided by operating activities	62,986	21,408

Investing Activities
Purchase of property and equipment	(27,155)	(20,870)
Acquisitions of businesses and related intangible assets, net of cash	(6,369)	(635)
Net cash used in investing activities	(33,524)	(21,505)
Financing Activities
Borrowings on line of credit	22,543	251,853
Payments on line of credit	(23,383)	(207,755)
Debt issuance costs	(411)	—
Payment of long-term debt	(8,813)	(20,050)
Proceeds from exercise of equity-based options	2,210	—
Distribution to continuing equity owners	(22,905)	(20,441)
Net cash (used in) provided by financing activities	(30,759)	3,607
Effect of exchange rates on cash and cash equivalents	1,303	(662)
Net increase in cash and cash equivalents	6	2,848
Cash and cash equivalents at beginning of period	13,486	7,728
Cash and cash equivalents at end of period	$13,492	$10,576

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

Consolidation and Interim Financial Information

In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included; such adjustments consist of normal recurring adjustments. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2019, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019, as revised in Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2019.

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

(As reported)	Three Months Ended
	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$104,746	$142,812	$169,474	$137,211	$138,723	$176,915	$233,224	$166,800
Cost of sales (exclusive of depreciation and amortization shown separately below)	$66,005	$84,387	$102,926	$85,921	$85,717	$108,898	$147,526	$103,268
Selling, general, and administrative expenses	$25,809	$32,511	$37,532	$34,810	$34,229	$41,267	$45,015	$40,818
Depreciation and amortization	$7,588	$8,433	$9,220	$9,301	$9,650	$9,961	$10,204	$10,093
Total operating expenses	$100,687	$125,467	$150,097	$130,060	$129,596	$160,126	$202,745	$154,179
Income from operations	$4,059	$17,345	$19,377	$7,151	$9,127	$16,789	$30,479	$12,621
Income (loss) before income taxes	$(3,514)	$8,286	$7,995	$2,697	$941	$9,605	$19,935	$8,484
Income tax expense	$1,024	$22	$494	$460	$70	$1,519	$2,818	$1,414
Net income (loss)	$(4,538)	$8,264	$7,501	$2,237	$871	$8,086	$17,117	$7,070
Net income attributable to non-controlling interests	$—	$—	$1,875	$1,338	$454	$6,056	$11,107	$4,910
Net income (loss) attributable to Funko, Inc.	$(4,538)	$8,264	$5,626	$899	$417	$2,030	$6,010	$2,160

Earnings per share of Class A common stock:
Basic			$0.04	$0.04	$0.02	$0.09	$0.24	$0.08
Diluted			$0.04	$0.04	$0.01	$0.08	$0.23	$0.08

(Adjustment)	Three Months Ended
	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$—	$—	$—	$—	$—	$—	$—	$265
Cost of sales (exclusive of depreciation and amortization shown separately below)	$—	$219	$(331)	$723	$167	$148	$1,646	$388
Selling, general, and administrative expenses	$—	$—	$—	$(308)	$308	$—	$—	$(350)
Depreciation and amortization	$—	$—	$—	$—	$—	$—	$—	$137
Total operating expenses	$—	$219	$(331)	$415	$475	$148	$1,646	$175
Income from operations	$—	$(219)	$331	$(415)	$(475)	$(148)	$(1,646)	$90
Income (loss) before income taxes	$—	$(219)	$331	$(415)	$(475)	$(148)	$(1,646)	$90
Income tax expense	$(435)	$—	$161	$103	$122	$387	$(48)	$15
Net income (loss)	$435	$(219)	$170	$(518)	$(597)	$(535)	$(1,598)	$75
Net income attributable to non-controlling interests	$—	$—	$172	$(216)	$(250)	$(75)	$(815)	$40
Net income (loss) attributable to Funko, Inc.	$435	$(219)	$(2)	$(302)	$(347)	$(460)	$(783)	$35

Earnings per share of Class A common stock:
Basic			$—	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$—
Diluted			$—	$(0.02)	$(0.01)	$(0.02)	$(0.03)	$—

(Revised)	Three Months Ended
	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$104,746	$142,812	$169,474	$137,211	$138,723	$176,915	$233,224	$167,065
Cost of sales (exclusive of depreciation and amortization shown separately below)	$66,005	$84,606	$102,595	$86,644	$85,884	$109,046	$149,172	$103,656
Selling, general, and administrative expenses	$25,809	$32,511	$37,532	$34,502	$34,537	$41,267	$45,015	$40,468
Depreciation and amortization	$7,588	$8,433	$9,220	$9,301	$9,650	$9,961	$10,204	$10,230
Total operating expenses	$100,687	$125,686	$149,766	$130,475	$130,071	$160,274	$204,391	$154,354
Income from operations	$4,059	$17,126	$19,708	$6,736	$8,652	$16,641	$28,833	$12,711
Income (loss) before income taxes	$(3,514)	$8,067	$8,326	$2,282	$466	$9,457	$18,289	$8,574
Income tax expense	$589	$22	$655	$563	$192	$1,906	$2,770	$1,429
Net income (loss)	$(4,103)	$8,045	$7,671	$1,719	$274	$7,551	$15,519	$7,145
Net income attributable to non-controlling interests	$—	$—	$2,047	$1,122	$204	$5,981	$10,292	$4,950
Net income (loss) attributable to Funko, Inc.	$(4,103)	$8,045	$5,624	$597	$70	$1,570	$5,227	$2,195

Earnings per share of Class A common stock:
Basic			$0.04	$0.03	$—	$0.07	$0.21	$0.08
Diluted			$0.04	$0.02	$—	$0.06	$0.20	$0.08

(As reported)	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Balance Sheet Data:	(In thousands)
Assets:
Accounts receivable, net	$81,629	$99,293	$115,478	$88,616	$96,474	$127,026	$148,627	$117,618
Inventory	$57,982	$78,836	$79,082	$73,950	$63,591	$81,206	$86,622	$75,396
Total current assets	$183,935	$217,112	$224,015	$193,686	$189,472	$244,110	$260,639	$232,495

Goodwill	$106,521	$107,265	$110,902	$113,498	$113,052	$112,977	$112,818	$121,892
Intangible assets, net	$257,991	$254,391	$250,649	$245,465	$241,337	$237,518	$233,645	$233,155
Deferred tax asset	$—	$—	$51	$82	$78	$5,795	$7,346	$21,081
Total assets	$588,380	$621,955	$630,313	$597,801	$590,994	$648,765	$663,019	$689,063

Liabilities:
Accrued royalties	$16,297	$25,380	$25,969	$18,858	$19,351	$31,494	$39,020	$28,359
Accrued expenses and other current liabilities	$27,044	$32,871	$27,032	$29,726	$25,730	$31,066	$27,621	$19,647
Total current liabilities	$158,367	$204,912	$129,926	$118,496	$122,152	$165,281	$137,856	$120,100
Deferred tax liability	$—	$—	$588	$689	$259	$65	$5	$23
Deferred rent and other long-term liabilities	$3,464	$3,438	$3,474	$3,929	$4,027	$4,789	$5,583	$4,519

Stockholders' / Members' equity:
Additional paid-in-capital / Members' equity	$291,460	$292,043	$129,320	$130,292	$131,624	$142,426	$146,408	$166,208
Accumulated other comprehensive (loss)	$771	$1,361	$802	$1,304	$207	$163	$(171)	$100
Retained earnings	$(137,241)	$(128,976)	$1,041	$1,940	$2,357	$4,387	$10,397	$12,557
Total stockholders' equity attributable to Funko, Inc. / members' equity	$154,990	$164,428	$131,167	$133,540	$134,192	$146,980	$156,638	$178,870
Non-controlling interests	$—	$—	$149,988	$141,050	$132,149	$129,438	$139,728	$118,550
Total stockholders' / members' equity	$154,990	$164,428	$281,155	$274,590	$266,341	$276,418	$296,366	$297,420
Total liabilities and stockholders' equity	$588,380	$621,955	$630,313	$597,801	$590,994	$648,765	$663,019	$689,063

(Adjustment)	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Balance Sheet Data:	(In thousands)
Assets:
Accounts receivable, net	$—	$—	$—	$—	$—	$—	$—	$266
Inventory	$96	$520	$505	$451	$562	$1,049	$—	$492
Total current assets	$96	$520	$505	$451	$562	$1,049	$—	$758

Goodwill	$3,260	$3,260	$3,260	$3,260	$3,260	$3,260	$3,260	$3,260
Intangible assets, net	$—	$—	$—	$—	$—	$—	$—	$(137)
Deferred tax asset	$—	$—	$—	$—	$—	$109	$61	$45
Total assets	$3,356	$3,780	$3,765	$3,711	$3,822	$4,418	$3,321	$3,926

Liabilities:
Accrued royalties	$—	$317	$(423)	$—	$—	$—	$—	$—
Accrued expenses and other current liabilities	$2,918	$3,244	$3,637	$3,573	$4,161	$4,796	$5,394	$5,925
Total current liabilities	$2,918	$3,561	$3,214	$3,573	$4,161	$4,796	$5,394	$5,925
Deferred tax liability	$—	$—	$(76)	$(101)	$(136)	$—	$—	$—
Deferred rent and other long-term liabilities	$—	$—	$490	$620	$775	$1,135	$1,040	$1,039

Stockholders' / Members' equity:
Additional paid-in-capital / Members' equity	$—	$—	$(254)	$(254)	$(254)	$(254)	$(254)	$(254)
Accumulated other comprehensive (loss)	$4	$4	$4	$4	$4	$4	$4	$4
Retained earnings	$434	$215	$213	$(89)	$(436)	$(896)	$(1,680)	$(1,645)
Total stockholders' equity attributable to Funko, Inc. / members' equity	$438	$219	$(37)	$(339)	$(686)	$(1,146)	$(1,930)	$(1,895)
Non-controlling interests	$—	$—	$174	$(42)	$(292)	$(367)	$(1,182)	$(1,143)
Total stockholders' / members' equity	$438	$219	$137	$(381)	$(978)	$(1,513)	$(3,112)	$(3,038)
Total liabilities and stockholders' equity	$3,356	$3,780	$3,765	$3,711	$3,822	$4,418	$3,321	$3,926

(Revised)	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2018	2018	2018	2018	2019
Balance Sheet Data:	(In thousands)
Assets:
Accounts receivable, net	$81,629	$99,293	$115,478	$88,616	$96,474	$127,026	$148,627	$117,884
Inventory	$58,078	$79,356	$79,587	$74,401	$64,153	$82,255	$86,622	$75,888
Total current assets	$184,031	$217,632	$224,520	$194,137	$190,034	$245,159	$260,639	$233,253
Goodwill	$109,781	$110,525	$114,162	$116,758	$116,312	$116,237	$116,078	$125,152
Intangible assets, net	$257,991	$254,391	$250,649	$245,465	$241,337	$237,518	$233,645	$233,018
Deferred tax asset	$—	$—	$51	$82	$78	$5,904	$7,407	$21,126
Total assets	$591,736	$625,735	$634,078	$601,512	$594,816	$653,183	$666,340	$692,989

Liabilities:
Accrued royalties	$16,297	$25,697	$25,546	$18,858	$19,351	$31,494	$39,020	$28,359
Accrued expenses and other current liabilities	$29,962	$36,115	$30,669	$33,299	$29,891	$35,862	$33,015	$25,572
Total current liabilities	$161,285	$208,473	$133,140	$122,069	$126,313	$170,077	$143,250	$126,025
Deferred tax liability	$—	$—	$512	$588	$123	$65	$5	$23
Deferred rent and other long-term liabilities	$3,464	$3,438	$3,964	$4,549	$4,802	$5,924	$6,623	$5,558

Stockholders' / Members' equity:
Additional paid-in-capital / Members' equity	$291,460	$292,043	$129,066	$130,038	$131,370	$142,172	$146,154	$165,954
Accumulated other comprehensive (loss)	$775	$1,365	$806	$1,308	$211	$167	$(167)	$104
Retained earnings	$(136,807)	$(128,761)	$1,254	$1,851	$1,921	$3,491	$8,717	$10,912
Total stockholders' equity attributable to Funko, Inc. / members' equity	$155,428	$164,647	$131,130	$133,201	$133,506	$145,834	$154,708	$176,975
Non-controlling interests	$—	$—	$150,162	$141,008	$131,857	$129,071	$138,546	$117,407
Total stockholders' / members' equity	$155,428	$164,647	$281,292	$274,209	$265,363	$274,905	$293,254	$294,382
Total liabilities and stockholders' equity	$591,736	$625,735	$634,078	$601,512	$594,816	$653,183	$666,340	$692,989
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

3. Acquisitions

During the nine months ended September 30, 2019, the Company completed one acquisition that was accounted for as a business combination by applying the acquisition method of accounting, where identifiable tangible and intangible assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value and goodwill is calculated as the excess of the purchase price paid over the net assets acquired.

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

The activity of Funko Games, LLC included in the Company’s condensed consolidated statements of operations from the acquisition date to September 30, 2019 was not material.

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

Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2019 and December 31, 2018, was approximately $241.8 million and $252.1 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2019 and December 31, 2018, were $237.7 million and $247.3 million, respectively.  The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.

5. Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
New Revolving Credit Facility	$18,542	$20,000

New Term Loan Facility	$223,250	$232,063
Debt issuance costs	(4,068)	(4,766)
Total term debt	219,182	227,297
Less: current portion	10,722	10,593
Long-term debt, net	$208,460	$216,704

New Credit Facilities

On October 22, 2018 (the “Closing Date”), the Company entered into a new credit agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million (as amended, the “New Credit Facilities”).  On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million. On September 23, 2019, the Company entered into a second amendment to the New Credit Facilities, which extends the maturity date of the term loans and revolving credit facility under the New Credit Facilities to September 23, 2024, reduces the interest margin applicable to all loans under the New Credit Facilities by 0.75% and reduces certain fees incurred under the credit agreement.   The second amendment also allows the Company to request an additional $25.0 million increase to the New Term Loan Facility.

Upon closing, proceeds from the New Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility.  Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.

As amended, the New Term Loan Facility matures on September 23, 2024 (the “Maturity Date”).  The New Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the New Term Loan Facility in the first and second years of the New Term Loan Facility, 10.00% of the original principal amount of the New Term Loan Facility in the third and fourth years of the New Term Loan Facility and 12.50% of the original principal amount of the New Term Loan Facility in the fifth and sixth year of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date.  The first amortization payment was on December 31, 2018.  The New Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.

As amended, loans under the New Credit Facilities bear interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 2.50% or the Base Rate (as defined in the Credit Agreement) plus 1.50%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.

The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions.  As of September 30, 2019 and December 31, 2018, the Company was in compliance with all of the covenants in its New Credit Facilities.

At September 30, 2019, the Company had $223.3 million and $18.5 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.   At December 31, 2018, the Company had $232.1 million and $20.0 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.

There were no outstanding letters of credit as of September 30, 2019 and December 31, 2018.

6. Leases

The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2030. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. Differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the unaudited consolidated balance sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the unaudited condensed consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense was $4.1 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, and $10.7 million and $7.7 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had recorded operating lease liabilities of $70.6 million and operating lease right-of-use assets of $61.8 million.  During the nine months ended September 30, 2019, operating cash outflows relating to operating lease liabilities was $6.0 million and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $33.2 million.  As of September 30, 2019, the Company’s operating leases had a weighted-average remaining term of 8.1 years and weighted-average discount rate of 6.7%.  Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.

The future payments on the Company’s operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Remaining 2019	$2,232
2020	10,349
2021	12,220
2022	10,989
2023	11,259
Thereafter	46,299
Total lease payments	93,348
Less: imputed interest	(22,730)
Total	$70,618

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

During the three and nine months ended September 30, 2019, the Company recognized an additional liability related to the Tax Receivable Agreement in the amount of $29.5 million and $58.6 million, respectively, for the payments due to the redeeming members under the Tax Receivable Agreement, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on the Company’s estimate of future taxable income. The amount of Tax Receivable Agreement liabilities recognized during the three and nine months ended September 30, 2018 was $6.5 million and $6.6 million, respectively.

There were no payments made pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $65.4 million, of which $4.4 million was included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.  At December 31, 2018, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $6.8 million, of which $0.3 million was included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

8. Commitments and Contingencies

License Agreements

The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.

In January 2019, the Company renewed its licensing agreements with Disney and its controlled affiliates, LucasFilm and Marvel. As of December 31, 2018, the Company recorded a $2.0 million consent fee under its existing licensing agreements with Disney, which was paid during the nine months ended September 30, 2019.

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

The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Robert Lowinger v. Funko, Inc., et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against the Company and certain of its officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al (filed on March 27, 2018), were filed against the Company, certain of its officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of the Company’s officers and directors, and ACON. On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit entitled Jacobs v. Funko, Inc. et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On May 21, 2018, the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss that action. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 31, 2018, and the Company filed its reply to plaintiffs’ opposition on November 30, 2018.  Oral arguments on the motions to dismiss were held on May 3, 2019. On August 2, 2019, the Superior Court of Washington in and for King County dismissed the consolidated action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company intends to move to dismiss the action.

Additionally, on June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc. et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case.  On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action pending developments in the state case.

The complaints in both state and federal court allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.

In connection with the Company's underpayment of customs duties at Loungefly described in Note 1, the Company’s estimate of the range of probable loss for potential penalties that may be assessed by U.S. Customs is $0.2 million to $1.0 million at September 30, 2019, of which $0.5 million has been recorded as a contingent liability in the caption Accrued expenses and other current liabilities in its unaudited condensed consolidated balance sheet as of September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Figures	79.0%	80.1%	81.2%	82.1%
Other	21.0%	19.9%	18.8%	17.9%

The following tables present summarized geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
United States	$147,308	$121,316	$378,852	$307,274
International	75,999	55,599	202,719	145,575
Total net sales	$223,307	$176,915	$581,571	$452,849

	September 30,	December 31,
	2019	2018
Long-lived assets:
United States	$71,889	$23,781
China and Vietnam	20,406	20,662
United Kingdom	28,365	4,128
Total long-lived assets	$120,660	$48,571

10. Related Party Transactions

In June 2017, in connection with the acquisition of Loungefly, the Company assumed a lease for the Loungefly headquarters and warehouse operations with 20310 Plummer Street LLC and entered into a global sourcing agreement with Sure Star Development Ltd. Both entities are owned by certain former employees of the Company, who were also the former owners of Loungefly. For the period from January 1, 2018 through July 12, 2018, the Company recorded $0.2 million in rental expense related to the lease, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.  The entities ceased to be related parties after July 12, 2018.

The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK. For the three and nine months ended September 30, 2019 and 2018, the Company recorded approximately $0.5 million and $1.7 million, respectively, and $2.5 million and $4.4 million, respectively, in net sales to Forbidden Planet. At September 30, 2019 and December 31, 2018, accounts receivable from Forbidden Planet was $0.4 million and $0.8 million on the consolidated balance sheets.

In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. For the three and nine months ended September 30, 2019, the Company recorded $0.1 million of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.  At September 30, 2019, the Company had recorded operating lease right-of-use assets and operating lease liabilities of $1.0 million related to the leases.

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

The Company recorded $2.9 million and $1.9 million of income tax expense for the three months ended September 30, 2019 and 2018, respectively, and $6.5 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.  The Company’s estimated annual effective tax rate for the nine months ended September 30, 2019 was 16.7%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.

During the three and nine months ended September 30, 2019, the Company acquired an aggregate of 4.4 million and 9.4 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the three and nine months ended September 30, 2019 the Company recognized an increase to its net deferred tax assets in the amount of $25.4 million and $47.7 million, respectively, and corresponding Tax Receivable Agreement liabilities of $29.5 million and $58.6 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners.

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

12. Stockholders’ Equity

The following is a reconciliation of changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Class A common stock
Beginning balance	$3	$2	$2	$2
Shares issued	—	—	1	—
Ending balance	$3	$2	$3	$2

Class B common stock
Beginning balance	$2	$2	$2	$2
Redemption of common units of FAH, LLC	(1)	—	(1)	—
Ending balance	$1	$2	$1	$2

Additional paid-in capital
Beginning balance	$176,684	$131,370	$146,154	$129,066
Equity-based compensation	3,715	3,607	9,830	5,750
Shares issued for equity-based compensation awards	784	5	2,210	5
Shares issued for purchase consideration	—	—	2,221	—
Redemption of common units of FAH, LLC	23,261	7,105	50,912	7,258
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(4,079)	85	(10,962)	93
Ending balance	$200,365	$142,172	$200,365	$142,172

Accumulated other comprehensive income (loss)
Beginning balance	$(336)	$211	$(167)	$806
Foreign currency translation loss, net of tax	(538)	(44)	(707)	(639)
Ending balance	$(874)	$167	$(874)	$167

Retained earnings
Beginning balance	$16,044	$1,921	$8,717	$1,254
Net income attributable to Funko, Inc.	8,639	1,570	15,966	2,237
Ending balance	$24,683	$3,491	$24,683	$3,491

Non-controlling interests
Beginning balance	$103,968	$131,857	$138,546	$150,162
Distributions to continuing equity owners	(4,784)	(1,559)	(22,905)	(20,443)
Redemption of common units of FAH, LLC	(23,223)	(7,105)	(50,911)	(7,258)
Foreign currency translation loss, net of tax	(460)	(103)	(462)	(697)
Net income attributable to non-controlling interests	6,909	5,981	18,142	7,307
Ending balance	$82,410	$129,071	$82,410	$129,071

Total stockholders' equity	$306,588	$274,905	$306,588	$274,905

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Class A common shares outstanding
Beginning balance	30,214	23,365	24,960	23,338
Shares issued for equity-based compensation awards	76	—	207	—
Shares issued for purchase consideration	—	—	127	—
Redemption of common units of FAH, LLC	4,368	1,336	9,364	1,363
Ending balance	34,658	24,701	34,658	24,701

Class B common shares outstanding
Beginning balance	18,740	24,956	23,584	24,976
Redemption of common units of FAH, LLC	(4,173)	(1,291)	(9,017)	(1,311)
Ending balance	14,567	23,665	14,567	23,665

Total Class A and Class B common shares outstanding	49,225	48,366	49,225	48,366

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

Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2019 and December 31, 2018, Funko, Inc. owned 34.7 million and 25.0 million of FAH, LLC common units, respectively, representing a 69.1% and 50.2% economic ownership interest in FAH, LLC, respectively.

Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $3.1 million and $8.1 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three and nine months ended September 30, 2019, respectively, $2.9 million and $3.6 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three and nine months ended September 30, 2018, respectively, $2.3 million and $4.8 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the three and nine months ended September 30, 2019, respectively, and $1.2 million and $1.0 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the three and nine months ended September 30, 2018, respectively.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$15,548	$7,551	$34,108	$9,544
Less: net income attributable to non-controlling interests	6,909	5,981	18,142	7,307
Net income attributable to Funko, Inc. — basic and diluted	$8,639	$1,570	$15,966	$2,237
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	32,055,116	23,765,291	29,554,572	23,484,041
Add: Effect of dilutive equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	2,447,729	2,520,242	2,157,293	1,640,327
Weighted-average shares of Class A common stock outstanding — diluted	34,502,845	26,285,533	31,711,865	25,124,368
Earnings per share of Class A common stock — basic	$0.27	$0.07	$0.54	$0.10
Earnings per share of Class A common stock — diluted	$0.25	$0.06	$0.50	$0.09

For the three and nine months ended September 30, 2019 and 2018, an aggregate of 19.1 million and 21.3 million, respectively, and 25.4 million and 26.2 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, anti-dilutive securities included 18.1 million and 20.4 million, respectively, and 25.2 million and 25.4 million for the three and nine months ended September 30, 2018, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.

Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019, as revised in Exhibit 99.1 to our Current Report on Form 8-K, filed on August 30, 2019. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.

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
•

“New Credit Facilities” refers to the Company’s credit agreement, dated October 22, 2018 (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “New Term Loan Facility”) and a revolving credit facility of $50.0 million (which was increased to $75.0 million on February 11, 2019) (the “New Revolving Credit Facility”).

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

On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At September 30, 2019, we held 34.7 million common units, representing an approximately 69.1% interest in FAH, LLC.

Key Performance Indicators

We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Net sales	$223,307	$176,915	$581,571	$452,849
Net income	$15,548	$7,551	$34,108	$9,544
EBITDA (1)	$32,505	$25,168	$83,154	$58,347
Adjusted EBITDA (1)	$40,617	$33,903	$97,327	$70,413
(1)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations

The discussion in this Results of Operations gives effect to the correction of certain immaterial errors in our Consolidated Financial Statements for the three and nine months ended September 30, 2018. Refer to Note 1 — Organization and Operations — Revision of Previously-issued Financial Statements in Part I, Item I of this Form 10-Q for further information.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth information comparing the components of net income for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period over Period Change
	2019	2018	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$223,307	$176,915	$46,392	26.2%
Cost of sales (exclusive of depreciation and amortization shown separately below)	137,801	109,046	28,755	26.4%
Selling, general, and administrative expenses	52,424	41,267	11,157	27.0%
Depreciation and amortization	10,472	9,961	511	5.1%
Total operating expenses	200,697	160,274	40,423	25.2%
Income from operations	22,610	16,641	5,969	35.9%
Interest expense, net	3,620	5,750	(2,130)	(37.0%)
Other expense, net	577	1,434	(857)	(59.8%)
Income before income taxes	18,413	9,457	8,956	94.7%
Income tax expense	2,865	1,906	959	50.3%
Net income	15,548	7,551	7,997	105.9%
Less: net income attributable to non-controlling interests	6,909	5,981	928	15.5%
Net income attributable to Funko, Inc.	$8,639	$1,570	$7,069	450.3%

Net Sales

Net sales were $223.3 million for the three months ended September 30, 2019, an increase of 26.2%, compared to $176.9 million for the three months ended September 30, 2018. The increase in net sales was due primarily to an increase in the number of active properties and strong sales demand in the United States and Europe.

For the three months ended September 30, 2019, the number of active properties increased 13.4% to 627 as compared to 553 for the three months ended September 30, 2018, and the average net sales per active property increased 11.3% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. An active property is a licensed property from which we generate sales of products during a given period.  While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 21.4% to $147.3 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and net sales internationally increased 36.7% to $76.0 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, driven by strong growth in Europe. On a product category basis, net sales of figures increased 24.5% to $176.5 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and net sales of other products increased 33.2% to $46.8 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, driven primarily by continued growth of our Loungefly brand and other softline products and the introduction of our games product line.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $137.8 million for the three months ended September 30, 2019, an increase of 26.4%, compared to $109.0 million for the three months ended September 30, 2018. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, as discussed above.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.3% for the three months ended September 30, 2019, compared to 38.4% for the three months ended September 30, 2018. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was driven primarily by higher duties related to our Loungefly products, partially offset by lower license and royalty costs as percentage of net sales and lower shipping and freight costs as a percentage of net sales.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $52.4 million for the three months ended September 30, 2019, an increase of 27.0%, compared to $41.3 million for the three months ended September 30, 2018. The increase was driven primarily by growth and investment in the business and the continued expansion of our office, retail and warehouse facilities, reflecting a $5.0 million increase in personnel and related costs (including salary and related taxes/benefits, commissions and stock compensation expense), an increase of $2.1 million in administrative and other costs, an increase of $1.3 million in warehouse and office support costs and a $1.1 million increase in rent and related facilities costs. In addition, selling, general and administrative expenses included $2.9 million of legal, accounting and other related costs incurred in connection with our investigation of the underpayment of customs duties at Loungefly for the three months ended September 30, 2019. Selling, general and administrative expenses were 23.5% and 23.3% of net sales for the three months ended September 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $10.5 million for the three months ended September 30, 2019, an increase of 5.1%, compared to $10.0 million for the three months ended September 30, 2018, primarily driven by amortization of intangible assets acquired from the Forrest-Pruzan Acquisition in February 2019 and an increase in depreciation as we continue to expand our office and warehouse facilities, including the addition of our Hollywood retail store.

Interest Expense, Net

Interest expense, net was $3.6 million for the three months ended September 30, 2019, a decrease of 37.0%, compared to $5.8 million for the three months ended September 30, 2018. The decrease in interest expense, net was due to lower interest rates on debt outstanding during the three months ended September 30, 2019 under the New Credit Facilities as compared to the interest rates on debt outstanding during the three months ended September 30, 2018 under the Former Senior Secured Credit Facilities.

Other expense, net

Other expense, net was $0.6 million for the three months ended September 30, 2019, a decrease of 59.8%, compared to $1.4 million for the three months ended September 30, 2018. Other expense, net for the three months ended September 30, 2019 and 2018 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.

Net income

Net income was $15.5 million for the three months ended September 30, 2019, compared to $7.6 million for the three months ended September 30, 2018. The increase in net income was primarily the result of the increase in net sales and the decrease in interest expense, net for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, as discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Period over Period Change
	2019	2018	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$581,571	$452,849	$128,722	28.4%
Cost of sales (exclusive of depreciation and amortization shown separately below)	361,455	281,574	79,881	28.4%
Selling, general, and administrative expenses	136,539	110,306	26,233	23.8%
Acquisition transaction costs	—	28	(28)	(100.0%)
Depreciation and amortization	31,127	28,912	2,215	7.7%
Total operating expenses	529,121	420,820	108,301	25.7%
Income from operations	52,450	32,029	20,421	63.8%
Interest expense, net	11,455	17,230	(5,775)	(33.5%)
Other expense, net	423	2,594	(2,171)	(83.7%)
Income before income taxes	40,572	12,205	28,367	232.4%
Income tax expense	6,464	2,661	3,803	142.9%
Net income	34,108	9,544	24,564	257.4%
Less: net income attributable to non-controlling interests	18,142	7,307	10,835	148.3%
Net income attributable to Funko, Inc.	$15,966	$2,237	$13,729	613.7%

Net Sales

Net sales were $581.6 million for the nine months ended September 30, 2019, an increase of 28.4%, compared to $452.8 million for the nine months ended September 30, 2018. The increase in net sales was due primarily to an increase in the number of active properties and strong sales demand in the United States and Europe.

For the nine months ended September 30, 2019, the number of active properties increased 22.8% to 737 from 600 as compared to the nine months ended September 30, 2018, and the average net sales per active property increased 4.6% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. An active property is a licensed property from which we generate sales of products during a given period.  While we expect to see growth in the number of active properties over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.

On a geographical basis, net sales in the United States increased 23.3% to $378.9 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, and net sales internationally increased 39.3% to $202.7 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, driven by strong sales demand in Europe. On a product category basis, net sales of figures increased 27.0% to $472.3 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, and net sales of other products increased 34.9% to $109.2 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, driven primarily by continued growth of our Loungefly brand and other softline products.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)

Cost of sales (exclusive of depreciation and amortization) was $361.5 million for the nine months ended September 30, 2019, an increase of 28.4%, compared to $281.6 million for the nine months ended September 30, 2018. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, as discussed above.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 37.8% for both the nine months ended September 30, 2019 and 2018. Although stable overall, gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2019 reflected higher duties related to our Loungefly products, offset by lower license and royalty costs as a percentage of net sales and lower shipping and freight costs as a percentage of net sales. In addition, gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2018 included approximately $1.8 million of costs related to Toys R Us shipments for which no revenue was recognized, a charge that did not recur in the nine months ended September 30, 2019.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $136.5 million for the nine months ended September 30, 2019, an increase of 23.8%, compared to $110.3 million for the nine months ended September 30, 2018. The increase was driven primarily by growth and investment in the business and the continued expansion of our office, retail and warehouse facilities, including a $13.5 million increase in personnel expenses and commissions, a $4.1 million increase in equity-based compensation expense, a $3.1 million increase in rent and related facilities costs and a $2.6 million increase in warehouse and office support costs. In addition, selling, general and administrative expenses included $2.9 million of legal, accounting and other related costs incurred in connection with our investigation of the underpayment of customs duties at Loungefly for the nine months ended September 30, 2019. Selling, general and administrative expenses were 23.5% and 24.4% of net sales for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $31.1 million for the nine months ended September 30, 2019, an increase of 7.7%, compared to $28.9 million for the nine months ended September 30, 2018, primarily driven by an increase in amortization of intangible assets acquired from the Forrest-Pruzan Acquisition in February 2019 and an increase in depreciation on tooling and molds as we continue to expand our product offerings.

Interest Expense, Net

Interest expense, net was $11.5 million for the nine months ended September 30, 2019, a decrease of 33.5%, compared to $17.2 million for the nine months ended September 30, 2018. The decrease in interest expense, net was due to lower interest rates on debt outstanding during the nine months ended September 30, 2019 under the New Credit Facilities as compared to the interest rates on debt outstanding during the nine months ended September 30, 2018 under the Former Senior Secured Credit Facilities.

Other expense, net

Other expense, net was $0.4 million for the nine months ended September 30, 2019, a decrease of 83.7%, compared to $2.6 million for the nine months ended September 30, 2018. Other expense, net for both the nine months ended September 30, 2019 and 2018 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.

Net income

Net income was $34.1 million for the nine months ended September 30, 2019, compared to $9.5 million for the nine months ended September 30, 2018. The increase in net income was primarily the result of the increase in net sales and the decrease in interest expense, net and other expense, net for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, as discussed above.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, the Loungefly customs investigation and related costs, certain severance and relocation costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc.

and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, the Loungefly customs investigation and related costs, certain severance and relocation costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense (benefit) effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.

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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to Funko, Inc.	$8,639	$1,570	$15,966	$2,237
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	6,909	5,981	18,142	7,307
Equity-based compensation (2)	3,715	3,607	9,830	5,750
Acquisition transaction costs and other expenses (3)	733	2,663	383	2,691
Customs investigation and related costs (4)	2,907	—	3,357	—
Certain severance, relocation and related costs (5)	180	1,031	180	1,031
Foreign currency transaction loss (6)	577	1,434	423	2,594
Income tax expense (7)	(3,766)	(2,642)	(7,222)	(3,407)
Adjusted net income	$19,894	$13,644	$41,059	$18,203
Weighted-average shares of Class A common stock outstanding-basic	32,055	23,765	29,555	23,484
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	20,510	27,682	22,556	27,046
Adjusted weighted-average shares of Class A stock outstanding - diluted	52,565	51,447	52,111	50,530
Adjusted earnings per diluted share	$0.38	$0.27	$0.79	$0.36

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(amounts in thousands)
Net income	$15,548	$7,551	$34,108	$9,544
Interest expense, net	3,620	5,750	11,455	17,230
Income tax expense	2,865	1,906	6,464	2,661
Depreciation and amortization	10,472	9,961	31,127	28,912
EBITDA	$32,505	$25,168	$83,154	$58,347
Adjustments:
Equity-based compensation (2)	3,715	3,607	9,830	5,750
Acquisition transaction costs and other expenses (3)	733	2,663	383	2,691
Customs investigation and related costs (4)	2,907	—	3,357	—
Certain severance, relocation and related costs (5)	180	1,031	180	1,031
Foreign currency transaction loss (6)	577	1,434	423	2,594
Adjusted EBITDA	$40,617	$33,903	$97,327	$70,413
(1)

Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.

(2)	Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)	Represents legal, accounting, and other related costs incurred in connection with acquisitions and other potential transactions.
(4)

Represents legal, accounting and other related costs incurred in connection with the Company's investigation of the underpayment of customs duties at Loungefly.  For the nine months ended September 30, 2019, includes the accrual of a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in connection with the underpayment of customs duties at Loungefly.

(5)

For the three and nine months ended September 30, 2019, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom.  For the three and nine months ended September 30, 2018, represents severance costs incurred in connection with the departure of certain executives, including the founders of Loungefly.

(6)	Represents both unrealized and realized foreign currency (gains) losses on transactions other than in U.S. dollars.
(7)	Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented.

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

We expect these limitations to continue in the future under the terms of the New Credit Facilities and that they may continue under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

On February 11, 2019, the Company amended its New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the New Credit Facilities prior to such amendment.

On September 23, 2019, the Company entered into a second amendment to the New Credit Facilities (the “Amendment”), which amends that certain credit agreement, dated as of October 22, 2018 and amended February 11, 2019. The Amendment extends the maturity date of the term loans and revolving credit facility under the credit agreement to September 23, 2024, reduces the interest margin applicable to all loans under the credit agreement by 0.75% and reduces certain fees incurred under the credit agreement. The Amendment also allows the Company to request that the New Term Loan Facility be increased by an additional $25.0 million.

On February 11, 2019, we acquired Forrest-Pruzan Creative LLC, a board game development studio in Seattle, WA.  See Note 3, Acquisitions for further information.

On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the "Form S-3") with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 27,884,185 shares of Class A common stock in one or more offerings. On September 19, 2019, certain selling stockholders completed a secondary underwritten public offering of 4,000,000 shares of Class A common stock under our Form S-3.

The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Liquidity and Capital Resources

The following table shows summary cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$62,986	$21,408
Net cash used in investing activities	(33,524)	(21,505)
Net cash (used in) provided by financing activities	(30,759)	3,607
Effect of exchange rates on cash and cash equivalents	1,303	(662)
Net increase in cash and cash equivalents	$6	$2,848

Operating Activities. Net cash provided by operating activities was $63.0 million for the nine months ended September 30, 2019, compared to $21.4 million for the nine months ended September 30, 2018. Changes in net cash provided by (used in) operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.

The increase for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in net income, excluding non-cash adjustments, of $28.6 million, driven primarily by an increase in net sales and a decrease in interest expense, net (excluding the effect of a $0.6 million decrease in non-cash adjustments related to accretion of discount on long-term debt and amortization of debt issuance costs), primarily offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses. The increase in net cash provided by operating activities also reflected an increase due to changes in working capital. Changes in working capital increased net cash provided by operating activities by $13.5 million and were primarily due to an increase in accounts payable of $44.5 million, partially offset by increases in prepaid expenses and other assets, inventory and accounts receivable, net of $5.1 million, $4.5 million, and $5.9 million, respectively, and decreases to accrued expenses and other liabilities, income taxes payable and accrued royalties of $15.0 million, $3.6 million and $7.2 million, respectively.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the nine months ended September 30, 2019, net cash used in investing activities was $33.5 million and was primarily comprised of $27.2 million for purchases of property and equipment primarily relating to tooling and molds and initial cash consideration, net of cash acquired of $6.4 million for the Forrest-Pruzan Acquisition.

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

For the nine months ended September 30, 2019, net cash used in financing activities was $30.8 million, primarily related to distributions to the Continuing Equity Owners of $22.9 million, payments on the New Term Loan Facility of $8.8 million, and net payments on the New Revolving Credit Facility of $0.8 million, partially offset by proceeds from the exercise of equity based options of $2.2 million.

For the nine months ended September 30, 2018, net cash provided by financing activities was $3.6 million, primarily related to net borrowings on the Revolving Credit Facility of $44.1 million, partially offset by payments on the Term Loan A Facility of $20.1 million and $20.4 million in distributions to FAH, LLC members.

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

As noted above, on October 22, 2018, we entered into the New Credit Facilities and repaid in full our Former Senior Secured Credit Facilities.  The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. On September 23, 2019, the Company entered into the Amendment to the New Credit Facilities that extends the maturity date of the term loans and revolving credit facility under the Credit Agreement to September 23, 2024, reduces the interest margin applicable to all loans under the Credit Agreement by 0.75% and reduces certain fees incurred under the Credit Agreement.

The Borrowers and any of their existing or future material domestic subsidiaries guarantee repayment of the New Credit Facilities. The New Term Loan Facility matures on September 23, 2024 (the “Maturity Date”).  The New Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the New Term Loan Facility in the first and second years of the New Term Loan Facility, 10.00% of the original principal amount of the New Term Loan Facility in the third and fourth years of the New Term Loan Facility and 12.50% of the original principal amount of the New Term Loan Facility in the fifth and sixth year of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date.  On February 11, 2019, the Company amended its New Credit Facilities to increase the New Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the New Credit Facilities prior to such amendment. The New Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. $18.5 million was outstanding under the New Revolving Credit Facility as of September 30, 2019.

Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) or, in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 2.50% or the Base Rate (as defined in the Credit Agreement) plus 1.50%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the

Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.

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

In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently 3.00:1.00. As of September 30, 2019 and December 31, 2018, we were in compliance with all covenants in our New Credit Facilities.

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

As of September 30, 2019, we had $13.5 million of cash and cash equivalents and $119.1 million of working capital, compared with $13.5 million of cash and cash equivalents and $117.4 million of working capital as of December 31, 2018. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.

Future Sources and Uses of Liquidity

Sources

As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Former Senior Secured Credit Facilities and New Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our New Credit Facilities, see "Financial Condition" above and Note 5, Debt of our unaudited condensed consolidated financial statements. For a discussion of our Former Senior Secured Credit Facilities, see Note 10, Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In addition, as described above, on April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

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

Contractual Obligations

Other than the changes in lease obligations disclosed in Note 2, Leases, there were no material changes in our commitments during the nine months ended September 30, 2019 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 outside the course of normal business.

 Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of September 30, 2019, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act”)), were not effective at the reasonable assurance level due to the material weakness in the Company’s internal control over financial reporting described below.

Based on the effects of the underpayment of certain duties and fees owed to U.S. Customs and Border Protection ("U.S. Customs") as described in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, management has concluded that a material weakness in the Company's internal control over financial reporting existed as of September 30, 2019 related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs at our Loungefly subsidiary.

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

We are implementing a plan to remediate the material weakness, which includes identifying key stakeholders across the relevant departments, providing training and education from outside experts, formalizing a customs policy and procedures manual which includes, among other things, a process for reviewing customs entry forms, and implementing a semi-annual review of compliance with our customs policy and procedures and, if necessary, allocation of additional resources, including personnel, to our compliance functions.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON.

On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit entitled Jacobs v. Funko, Inc. et al was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On May 21, 2018 the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral arguments on the motions to dismiss were held on May 3, 2019.  A ruling on the motions to dismiss has not yet been issued. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint.  The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We intend to move to dismiss the action.

Additionally, on June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action pending developments in the state case.

The complaints in both state and federal court allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.

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

Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 76% and 72% of our sales for the nine months ended September 30, 2019 and 2018, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm, Marvel, and Twenty-First Century Fox these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 38% and 37% of our sales for the nine months ended September 30, 2019 and 2018, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm, Marvel and Twenty-First Century Fox. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties, which could require us to pay additional royalties, and the amounts involved could be material. For example, as of September 30, 2019, we had a reserve of $8.5 million on our balance sheet related to ongoing and future royalty audits. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:

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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 79% and 76% of our sales for the nine months ended September 30, 2019 and 2018, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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

Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 46% and 43% of our sales for the nine months ended September 30, 2019 and 2018, respectively.

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

We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 921 as of September 30, 2019. As a result of our acquisition of Underground Toys Limited in January 2017 (the “Underground Toys Acquisition”), we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the acquisition of Loungefly, LLC, we added an additional distribution center in Chatsworth, California. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.

Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For both the nine months ended September 30, 2019 and 2018, our gross margins (exclusive of depreciation and amortization) were 37.8%. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:

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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2019 and December 31, 2018, we recorded reserves of $1.7 million and $5.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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

Our intellectual property is a valuable asset of our business. As of September 30, 2019, we owned approximately 66 registered U.S. trademarks, 141 registered international trademarks, 55 pending U.S. trademark applications and 98 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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

Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our chief executive officer, Brian Mariotti. We are dependent on his talents and believe he is integral to our relationships with our licensors and certain of our key retail customers. The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.

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

Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; Maldon, England; Bath, England; Burbank, California; and Chatsworth, California. In addition, the factories that produce most of our products are located in China, Vietnam and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, the West Coast in general, or other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 34.9% and 32.1% of our sales for the nine months ended September 30, 2019 and 2018, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in China, Vietnam and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

As discussed above, our international operations subject us to a host of other governmental regulations throughout the world, including antitrust, customs and tax requirements, anti-boycott regulations, environmental regulations and the FCPA. Complying with these regulations imposes costs on us which can reduce our profitability, and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition. For example, as discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, the Company notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. The Company identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, the Company submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet, as of September 30, 2019. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate the Company and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our condensed consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit entitled Jacobs v. Funko, Inc. et al was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On May 21, 2018 the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action.  Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral arguments on the motions to dismiss were held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint.  The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We intend to move to dismiss the action.

Additionally, on June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc. et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action pending developments in the state case.

The complaints in both state and federal court allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.

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

We are subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. In particular, our operations are subject to the European Union’s new General Data Protection Regulation, which became effective in May 2018 and imposed a host of new data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act, which goes into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents.  Privacy- and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Our indebtedness could adversely affect our financial health and competitive position.

On October 22, 2018, we entered into the Credit Agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility in the amount of $50.0 million (which was increased to $75.0 million on February 11, 2019). Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities.  As of September 30, 2019, we had $237.7 million of indebtedness outstanding under our New Credit Facilities, consisting of $219.2 million outstanding under our New Term Loan Facility (net of unamortized discount of $4.1 million) and $18.5 million outstanding under our New Revolving Credit Facility.

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

Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of October 29, 2019, ACON holds approximately 40.1% of the combined voting power of our common stock through its ownership of 10,934,606 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of October 29, 2019, collectively hold approximately 51.6% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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

Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 34,658,495 common units of FAH, LLC as of September 30, 2019, representing approximately 69.1% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

As of October 29, 2019, we had an aggregate of 165,099,375 shares of Class A common stock authorized but unissued, as well as approximately 15,391,032 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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

Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2019, 2,683,068 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 1,697,694 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further, in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the "Form S-3") with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering which was completed on September 19, 2019, will allow certain Original Equity Owners to sell 27,934,185 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the DGCL, our amended and restated

certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Securities Act, or, in each case, the rules and regulations thereunder, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

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
•

be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from the proxy statements and reports it files under the Exchange Act; and

•

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on our financial statements.

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

As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we now incur significant legal, accounting and other expenses that we did not previously incur. Additionally, prior to the completion of our IPO, most of our management team, including our chief executive officer, had not previously managed a publicly traded company, and as a result, have little experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors had served on the board of directors of a public company prior to the completion of our IPO. Our entire management team and many of our other employees now need to devote substantial time to compliance and may not be able to effectively or efficiently manage us.

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

Furthermore, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that have not been reflected in our historical financial statements. In addition, rules implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel have devoted, and will need to continue to devote, a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and our board committees or as executive officers.

The failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures may cause us to not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and The Nasdaq Stock Market. These rules and regulations require, among other things, that we have and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.

As of September 30, 2019, we have identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management may be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. If our remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.

In addition to the remediation measures we plan to take in response to the material weakness we identified relating to the underpayment of customs duties at Loungefly, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, could entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. These changes may not, however, ultimately be effective to achieve and maintain adequate internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/17

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/17

10.1	Amendment No. 2, dated as of September 23, 2019, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC, Funko Games, LLC, PNC Bank, National Association, as administrative agent and collateral agent, and each other financial institution from time to time party thereto.	8-K	001-38724	10.1	9/24/2019

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document.					*	**

101.SCH	XBRL Taxonomy Extension Schema Document.					*	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.					*	**

101.LAB	XBRL Taxonomy Label Linkbase Document.					*	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*	**

*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: October 31, 2019	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)