Form 10-K
period 2019-12-31
Funko, Inc.
filed 2020-03-05
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38274
___________________________________________________________________________________
FUNKO, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________

Delaware		35-2593276
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2802 Wetmore Avenue
Everett	Washington	98201
(Address of principal executive offices)		(Zip Code)
(425) 783-3616
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, $0.0001 Par value	FNKO	Nasdaq
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $409.3 million.
As of March 3, 2020, the registrant had 34,944,941 shares of Class A common stock outstanding and 14,515,296 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: (1) following the consummation of the Transactions, to Funko, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including FAH, LLC and (2) prior to the completion of the Transactions, to FAH, LLC and, unless otherwise stated, all of its subsidiaries.
•“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including any such fund or entity formed to hold shares of Class A common stock for the Former Equity Owners).
•“Continuing Equity Owners” refers collectively to ACON, Fundamental, the Former Profits Interests Holders, the Warrant Holders and certain current and former executive officers, employees and directors and each of their permitted transferees that own common units in FAH, LLC after the Transactions and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
•“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C.
•“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement, as amended from time to time.
•“FHL” refers to Funko Holdings LLC, a Delaware limited liability company.
•“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc.’s Class A common stock (to be held by them either directly or indirectly) in connection with the consummation of the Transactions.
•“Former Profits Interests Holders” refers collectively to certain of our directors and certain current executive officers and employees, in each case, who, prior to the consummation of the Transactions, held existing vested and unvested profits interests in FAH, LLC pursuant to FAH, LLC’s prior equity incentive plan and received common units of FAH, LLC in exchange for their profits interests (subject to any common units received in exchange for unvested profits interests remaining subject to their existing time-based vesting requirements) in connection with the Transactions.
•“Former Senior Secured Credit Facilities” refers to the Company’s credit agreement, dated October 30, 2015, which provided for a $175.0 million term loan facility (the “Term Loan A Facility”) and a revolving credit facility, including a $3.0 million sub-facility for the issuance of letters of credit (the “Revolving Credit Facility” and, together with the Term Loan A Facility, the “Former Senior Secured Credit Facilities”). Among other amendments to the credit agreement, on January 17, 2017, the Company entered into an amendment which provided for, among other things, an additional $50.0 million term loan facility (the “Term Loan B Facility”), which was repaid in November 2017 in connection with our initial public offering (“IPO”). The Former Senior Secured Credit Facilities were terminated on October 22, 2018.
•“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.
•“New Credit Facilities” refers to the Company’s credit agreement, dated October 22, 2018 (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “New Term Loan Facility”) and a revolving credit facility of $50.0 million (which was increased to $75.0 million on February 11, 2019) (the “New Revolving Credit Facility” and together with the New Term Loan Facility, the “New Credit Facilities”).
•“Original Equity Owners” refers to the owners of ownership interests in FAH, LLC, collectively, prior to the Transactions, which include ACON, Fundamental, the Former Profits Interests Holders and certain current and former executive officers, employees and directors.
•“Tax Receivable Agreement” refers to a tax receivable agreement entered into between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners as part of the Transactions, defined below.

•“Transactions” refers to certain organizational transactions that we effected in connection with our IPO in November 2017. See Note 18, Stockholders’ Equity of the notes to our consolidated financial statements for a description of the Transactions.
•“Warrant Holders” refers to lenders under our Former Senior Secured Credit Facilities (as defined herein) that previously held warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the consummation of the Transactions.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, the remediation of our material weakness in internal control over financial reporting, the remediation of our material weakness in internal control over financial reporting, anticipated future expenses and payments, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•Content Providers: We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, Blizzard Entertainment, the National Football League and Warner Brothers. We have also recently entered into licensing relationships to develop products based on Fortnite and Pokémon. We strive to license every pop culture property that we believe is relevant to consumers. In 2019, we had license agreements with over 200 content providers covering over 800 active licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. For the year ended December 31, 2019, sales of our Pop! branded products grew 20% year-over-year in the United States, which is the most mature market for our Pop! branded products. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. We believe our track record of obtaining licenses from content providers, together with our proven ability to renew and extend the scope of our licenses, demonstrates the trust content providers place in us.
•Retail Channels: We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers and e-commerce sites. We can provide our retail customers a customized product mix designed to appeal to their particular customer bases. Our current retail customers include GameStop, Amazon, Hot Topic, Target and Walmart in the United States, and Micromania, HEO, E.M.P. Merchandising and Smyths Toys, internationally. Additionally, for the year ended December 31, 2019, sales of our products on third party e-commerce websites increased 23% compared to the prior year. Retailers recognize the opportunity presented by the demand for pop culture products and are continuing to dedicate additional shelf space as well as increased presence on their e-commerce platforms to our products and the pop culture category. Additionally, we believe some of our retail customers, such as Target and Walmart, view us as pop culture experts, and we help them manage their pop culture category. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.
•Consumers: Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our customers. We create products to appeal to a broad array of fans across consumer demographic groups—men, women, boys and girls—not a single, narrow demographic. Most of our products are generally priced under $10, excluding apparel and handbags, which allows our diverse consumer base to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and styles in different categories. In addition, our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or Star Wars Celebration.
We have developed a nimble and low fixed-cost production model. The strength of our in-house creative team and relationships with content providers, retailers and third-party manufacturers allows us to move from product concept to pre-selling a new product in as few as 24 hours. We typically have a new figure on the store shelf between 110 and 200 days and can have it shipped from the factory in as few as 70 days in certain circumstances. As a result, we can dynamically manage our business to balance current content releases and pop culture trends with content based on classic evergreen properties, such as Harry Potter, Mickey Mouse or classic Batman. This has allowed us to deliver significant growth while lessening our dependence on individual content releases.
The Pop Culture Industry
Pop culture encompasses virtually everything that someone can be a fan of—movies, TV shows, video games, music and sports. The global licensed pop culture product industry in which we compete sits within the global licensed entertainment and character products market, which had $122.7 billion in total sales in 2018 according to a Global Licensing Survey released by Licensing International. We believe that many retailers have seen traffic decline across traditional consumer categories. In contrast, demand for pop culture content, consumer products and experiences has grown rapidly.
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
Technology Innovation
The proliferation of powerful mobile technology, such as tablets and smartphones, and the emergence of new content distribution services, such as Apple TV, Amazon Prime, Hulu and Netflix, have enabled fans to connect and engage with content anywhere, at any time, in larger “binge” quantities. More content and greater access have led to more fans spending more time per day consuming content. In addition, fans are able to develop a deeper affinity for content due to the increased prevalence of platforms and events where they can share their passion with other fans (such as through social media, blogs, YouTube, podcasts and online games). The accelerated pace of content discovery and sharing has created an environment where niche content can quickly become mainstream, resulting in more content becoming part of pop culture.
Evolution of Content
Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. During the 1990s, the top ten annual grossing movies included an average of 2.5 franchise films and from 2000 through 2018, the top ten annual grossing movies included an average of 6.6 franchise films. The growth of a healthy franchise ecosystem across content types has fostered fan loyalty and stimulated licensed product purchases. We expect the number of scripted original series to continue to grow, with content providers such as Amazon Prime, Hulu and Netflix spending or announcing the intention to spend substantial capital on new original content. For example, based on public filings, Netflix invested more than $13 billion in content in 2018, compared to $8.7 billion in 2016.
Dedicated and Active Fan Base
We believe pop culture fans possess distinguishing characteristics that make them highly valuable consumers. Like sports fans, fans of other forms of pop culture identify strongly with their favored properties, and have a natural tendency to form social communities around them. For context, in 2018, retail sales of licensed entertainment and character products totaled $122.7 billion, compared to $27.8 billion for retail sales of licensed sports products. Furthermore, as it becomes increasingly easy to access a large quantity of quality content, fans seek more ways to expand and express connectivity to their favored characters or properties as they share their passion with others. As a result, consumers are participating in the story of these properties via social media platforms and conventions, such as Comic-Con, AnimeExpo and Star Wars Celebration, rather than being solely consumers of content. By being a part of the conversation regarding their favored content, fans reinforce their love for it, thereby creating a cycle of fandom.
Growing Cultural Relevance and Acceptance
As pop culture engagement has increased, we believe it has become more culturally acceptable to be openly passionate about all forms of pop culture, not just sports. Social media is driving the importance of pop culture as fans increasingly want to engage with the content and their social communities to show affinity for pop culture content. Three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2018, drew close to half a million attendees in 2018, representing a sharp increase of over 82% from 2010. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across multiple demographic categories of fans, and the growth beyond the traditional narrow, male-dominated demographic.

Our Strategic Differentiation
Leading Design and Creative Capabilities
Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. With the help of our in-house creative team, we have also begun to develop our own proprietary intellectual property, including our Wetmore Forest line of characters. Our creative team also includes animators at Funko Animation Studios, who create video shorts that we have increasingly used to market our products in collaboration with some of our key licensors. In 2019 we also acquired Forrest-Pruzan Creative LLC (“FPC”), a leading board game development studio, which has enabled us to deliver a new pop culture product category to our fans.  Our creative team is passionate about pop culture. We enjoy a strong pipeline of talent for our creative team given our culture and the opportunity we provide to work with the most relevant pop culture content. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, we reinvigorate classic evergreen or back catalog content by infusing a fresh, unique aesthetic and design into characters that enjoy enduring passion and nostalgia from fans. As a result of our creative capabilities and broad portfolio of licenses, we create a substantial number of new products each year, including approximately 5,000 new products introduced in 2019.
Diversity of Products and Accessible Price Points Create Broad Appeal
We create products to appeal to a broad array of fans across consumer demographic groups. We believe our broad appeal comes through our large selection of items, a large variety of licenses and properties and varied form factors across a number of product categories. We do not limit ourselves by targeting discrete demographics such as the stereotypical collector or the child seeking the latest (and often short-lived) toy craze. We estimate based on market and internal data that (1) occasional buyers, which we define as those consumers who are mainstream movie and TV fans, but do not self-identify as enthusiasts, (2) enthusiasts, who are more engaged in pop culture than occasional buyers but who do not self-identify as collectors, and (3) collectors each make up approximately one-third of our customers. To continue to broaden our offerings beyond figures, we have launched new or expanded categories such as plush, and accessories, and with the acquisition of FPC, we have expanded into the board game category. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.
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

Nimble Speed to Market Reflects “Fast Fashion” Product Development Process
Speed to market has become increasingly important as technological innovation has accelerated the pace of content discovery and sharing and the speed at which niche content can become mainstream. Our flexible and low-fixed cost production model enables us to go from product design of a figure to the store shelf between 110 and 200 days and we can have it shipped from the factory in as few as 70 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling certain new products in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade, and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us while better positioning us to benefit from trends in content creation and consumption. As an example of our “fast fashion” product development process, we announced and were able to pre-sell a Baby Yoda figure, which was a surprise character in an episode of Disney's Star Wars: The Mandalorian, within three weeks of the episode's original release date on Disney+.
Dynamic Business Model Drives Revenue Visibility and Growth
Our business is diversified across content providers and properties, product categories, and sales channels. As a result, we can dynamically manage our business to capitalize on pop culture trends, which has allowed us to deliver significant growth while lessening our dependence on individual content releases. Our content provider relationships are highly diversified. For the years ended December 31, 2019, 2018 and 2017, no single property accounted for more than 6%, 6% and 5% of our sales, respectively, and the portion of our sales for the years ended December 31, 2019, 2018 and 2017 attributable to our top five properties was 23%, 20% and 16%, respectively. Our products are balanced across our licensed property categories. In 2019, we generated approximately 51% of sales from classic evergreen properties, approximately 20% from movie release properties, approximately 18% from current TV properties and approximately 11% from current video game properties. In 2018, we generated approximately 47% of sales from classic evergreen properties, approximately 20% from movie release properties, approximately 17% from current video game properties and approximately 16% from current TV properties. In 2017, we generated approximately 45% of sales from classic evergreen properties, approximately 21% from movie release properties, approximately 18% from current TV properties and approximately 15% from current video game properties.

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
Broaden Our Product Offerings
In addition to designing products to address new content that licensors continually produce, we plan to add new product categories, lines and brands to leverage our existing sales channels to continue to drive sales. For example, we have recently expanded our line of figures with our 5 Star line, which can be configured in different poses and allow collectors to creatively display their figures. We also continually evaluate product innovations and potential acquisition targets to complement our existing product categories, lines and brands. In June 2017, we completed the acquisition of Loungefly, LLC (“Loungefly”), a designer of a variety of licensed pop culture fashion handbags, small leather goods and accessories, to expand and diversify our product offerings in our accessories category (the “Loungefly Acquisition”).  In February 2019, we acquired FPC, a leading board game development studio, to help us expand our product offerings into the board game category.
Expand Internationally
We believe that the forces at work first observed in the U.S. pop culture industry are global. We believe we are currently underpenetrated internationally, and we generate the majority of our net sales in the United States; however, we are also focused on growing our international business. Sales generated from customers outside of the United States accounted for approximately 34%, 32% and 27% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively. We are continuing to invest in the growth of our international business, primarily in Europe, both directly and through third party distributors. In the future we may pursue similar acquisitions or expand our direct sales force or distributor relationships to further penetrate Asia Pacific, Latin America, Australia or other regions.
Leverage the Funko Brand Across Multiple Channels
We believe there is a significant opportunity to leverage our distinctive style and designs across numerous underserved channels such as digital content, as well as potentially movies and television. In March 2019, we launched a new mobile application, which allows Funko fans to track their collection, display their wish list and browse an expansive catalog of our products. Additionally, we are in the process of creating an online portal that will serve as an online destination for our consumers. This online community will allow consumers to create personal avatars, purchase digital products and interact with other consumers. We believe this opportunity will drive brand awareness with new audience segments, deepen consumer engagement to drive customer lifetime value, strengthen our direct connection with our consumers and grow our direct-to-consumer business, as well as support our retail customers.
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
Other. Our other category includes plush products that are soft-sculpt figures that blend licensed content with our distinctive designs to create an array of product lines and are intended for consumers of all ages; accessories products that mix pop culture fandom with functionality, and feature everything from pens and pins to buttons and keychains, all based on pop culture icons; apparel (including t-shirts and hats); homewares (including drinkware, party lights and other home accessories); stylized bags, purses and wallets and board games.
Our Brands and Designs
Under the Funko brand, we have multiple proprietary brands under which we market most of our products. Currently, our principal proprietary brands include Pop! and Loungefly. Pop!, introduced in 2010, is our most well-recognized brand. The Pop! stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose. Pop! figures typically stand about four inches tall. The Pop! brand has also been applied across all of our other product categories, including games, plush, accessories, apparel and homewares. As a brand, Pop! represented 79%, 76% and 70% of our sales in 2019, 2018, and 2017, respectively.
Loungefly, acquired in June 2017, includes fashion focused stylized handbags, backpacks, clothing, small leather goods and accessories. Loungefly products currently are based on a limited set of licenses, however, we anticipate expanding the licenses and content used to create our Loungefly products in the future.
Other brands we market under include Mystery Minis, Paka Paka, 5 Star and SuperCute. In addition, we also develop product lines that we market under the broader Funko brand, rather than under any of our proprietary brands. We typically do so when we believe our speed to market or other competitive advantages uniquely position us to take advantage of certain opportunities. While these products may not initially be associated with one of our proprietary brands, they can still reflect our whimsical and creative style, and may develop into a distinct brand over time. We also continuously develop new product designs and lines, which may develop into proprietary brands in the future.
Our Licenses
Licensors. We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, the National Football League, Universal Studios and Warner Brothers. We also seek to establish licensing relationships with newer content providers in order to capitalize on new and emerging trends in pop culture. For example, in recent years, we have established relationships and entered into licensing arrangements with Netflix and Epic Games. We believe we provide value to content providers by maximizing the lifetime value of their content by extending its relevance to consumers through ongoing fan engagement.
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
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2019, 2018 and 2017, the average royalty rate was 15.9%, 16.1% and 14.9%, respectively. Our royalty expense for any given year will vary depending on the mix of products sold during that year. For the years ended December 31, 2019, 2018 and 2017, we incurred royalty expenses of $126.8 million, $110.7 million and $77.1 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels. In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, a portion of which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases. Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2019, 2018 and 2017, we recorded reserves of $2.4 million, $5.5 million and $2.9 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. The increase in the reserves in 2018 was primarily due to our subscription box business, which we began phasing out in 2018. In addition, 2018 reflected higher reserves for minimum guarantees on international sales.
For the year ended December 31, 2019, 13%, 11% and 11% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2018, 15%, 11% and 10% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2017, there were no license agreements that accounted for more than 10% of sales.
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
•Classic Evergreen. Properties in the classic evergreen category are based on movies, TV shows, video games, music, sports or other entertainment content that is not tied to a new or current release at the time we release the product. As a result, products that we design and sell based on these properties generally do not have a defined duration of market demand. Examples of our classic evergreen properties include Star Wars, Harry Potter, DC Comics, Marvel Comics and WWE.
•Movie Release. Properties in the movie release category are tied to new movie releases and are intended to capitalize on the excitement of fans surrounding these releases. Products that we design and sell based on these properties are expected to have a limited duration of market demand, depending on the popularity of the movie release. Examples of our movie release properties include Avengers: Endgame, Star Wars Episode IX, and Frozen 2.
•Current TV. Properties in the current TV category are tied to TV shows that are currently airing new content. These properties are expected to have a market demand depending on the popularity and longevity of the TV show, which is generally expected to be between three and seven years. Examples of our current TV properties include Stranger Things, Rick & Morty, The Walking Dead and Dragonball Z.
•Current Video Game. Properties in the current video game category are tied to new video game releases that are intended to capitalize on the excitement of fans surrounding these releases. Products that we design and sell based on these properties are expected to have a market demand depending on the popularity and longevity of the video game, which is generally expected to be three to seven years. Examples of our current video game properties include Fortnite and Overwatch.
•Other. We also occasionally license properties that do not fit within the four categories described above, including those associated with current events and limited-duration pop culture phenomena, which we are able to capitalize on due to our speed to market and low cost of production.
We expect these categories and the properties they encompass to evolve over time as current content becomes classic evergreen and as new forms of pop culture content emerge. In addition, while the percentage of sales attributable to our classic evergreen properties has been between approximately 51% and 45% over the past three years, it may fluctuate in any given year based on the number and popularity of new content releases.

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
Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturer. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping from the factory in as few as 70 days and typically between 110 and 200 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us.
Manufacturing and Materials
Our products are produced by third-party manufacturers primarily in Vietnam and China, which we choose on the basis of performance, capacity, capability and price. We also manufacture or assemble certain apparel and other products in the United States and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and capability. Though our manufacturing base has diversified over time as we have grown our sales and expanded our product offerings, we have historically concentrated production with a small number of manufacturers and factories as part of a continuing effort to monitor quality, reduce manufacturing costs and ensure speed to market. In the case of most of the factories in which our products are manufactured, our products represent a significant percentage of each factory’s total capacity, which we believe provides us greater flexibility in supply chain management. We do not have long-term contracts with our manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on a timely basis or at all.
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
In addition to major retailers, we also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence. We also sell certain of our products directly to consumers through our e-commerce business and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 4% of our sales for both 2019 and 2018 and 6% of our sales for 2017. Though our direct-to-consumer efforts have historically represented a small portion of our net sales, we intend to increase our focus on these efforts in the future.

We believe we have a diverse customer base, with our top ten customers representing approximately 44%, 46% and 45%, of our 2019, 2018 and 2017 sales, respectively. No single customer accounted for over 10% of revenues during these periods.
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
We sell our products to our customers with payment terms typically varying from 30 to 90 days. As discussed above, we contract the manufacture of most of our products to third-party unaffiliated manufacturers primarily located in Vietnam, China and Mexico and ship those products to our warehouse facilities in the United States and the United Kingdom. While most of our sales originate in the United States and the United Kingdom from inventory we hold in our warehouses, certain of our customers may take title to our products upon shipment from the factory or at the port.
We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2019 and 2018, we had reserves for sales allowances of $22.6 million and $13.0 million, respectively.
Marketing
We believe Funko’s trendsetting and nostalgia-based product assortment is a unique voice in the pop culture marketplace. We have experienced significant growth in brand engagement as our product offerings continue their appeal to all ages. We believe that our expansive retailer presence, high engagement rates across our owned channels, and devout fan base create fervor for the Funko brand. Our ability to effectively engage with our customers has resulted in a deep affinity for Funko and our products.
Funko continues to acquire new fans through Facebook, Twitter, Instagram, Twitch and YouTube. In July of 2019 Funko’s Twitter handle, @originalfunko, reached one million followers. In comparison, Mattel and Hasbro average approximately 150,000 followers. The quality of our owned content also resulted in a 140% year-over-year increase in YouTube subscribers to over 500,000 subscribers as of December 31, 2019. We continue to expand our reach globally through our engaging content, events and personal engagement with our fan base.

Connection to pop culture through a lifestyle product line that includes vinyl figures, action toys, plush, apparel, board games, housewares and accessories is our core business. Entertainment enthusiasts display their fandom through the lens of Funko products.
The desire to tap into this fandom has resulted in strategic collaborations with companies like Microsoft and NBCU. In August 2019, we collaborated with Microsoft to launch Gears Pop!, a mobile game that utilizes Funko's unique Pop! characters.
Our fan base has also demanded the attention of studio partners and retailers. In 2019, Funko served as an official press junket partner for Disney, appearing at notable Disney, Marvel & LucasFilm junkets to interact with influencers and talent whose characters appear in the Funko brand and product line.
The recent opening of a 40,000-square foot retail-tainment experience in the heart of Hollywood has further increased our brand presence.
Competition
We are a worldwide leader in the design, manufacture and marketing of licensed pop culture products, in a highly competitive industry. We compete with toy companies in many of our product categories, some of which have substantially more resources, stronger name recognition, and longer operating histories than us, and which benefit from greater economies of scale. We also increasingly compete with large toy companies for shelf space at leading mass market and other retailers. We also compete with numerous smaller domestic and foreign collectible product designers and manufacturers in each of our product categories. Our competitive advantage is based primarily on the creativity and quality of the design of our products and their perceived value, our price points, our license portfolio and our ability to bring new products to market quickly.
We produce most of our products under trademarks and copyrights that we own, utilizing the intellectual property of our licensors. Certain of our licensors have reserved the rights to manufacture, distribute and sell similar or identical products. Some of these products could directly compete with our products and could be sold to our customers or directly to consumers at lower prices than those at which our products are sold.
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
Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2019, we owned approximately 66 registered U.S. trademarks, 146 registered international trademarks, 55 pending U.S. trademark applications and 94 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
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
Employees
As of December 31, 2019, we employed 1,006 full-time employees. We employed 744 people in the United States, 252 people in Europe and 10 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2019, 2018 and 2017 approximately 55%, 60% and 61%, respectively, of our net sales were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. In the fourth quarter of 2019, net sales were below expectations due to the challenging retail environment, which resulted in lower than expected purchases among Funko’s top customers throughout the holiday season as well as softness in sales related to certain tentpole movie releases.
Generally, the first quarter of the year represents the lowest volume of shipments and sales in our business and in the retail and toy industries generally, and it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.See Item 1A, “Risk Factors.”

Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 5, 2020):

Name	Age	Position(s)
Brian Mariotti	52	Chief Executive Officer, Director
Jennifer Fall Jung	49	Chief Financial Officer
Andrew Perlmutter	42	President
Tracy Daw	54	Senior Vice President, General Counsel and Secretary
Ken Brotman	54	Chairman of the Board of Directors
Gino Dellomo	41	Director
Charles Denson	63	Director
Diane Irvine	61	Director
Adam Kriger	53	Director
Sarah Kirshbaum Levy	49	Director
Michael Lunsford	52	Director

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
Jennifer Fall Jung has served as Funko, Inc.’s Chief Financial Officer since August 2019. Ms. Fall Jung previously served as Senior Vice President, Corporate Finance and Investor Relations of Gap, Inc. (“Gap”), a global clothing and accessories retailer, from January 2017 to March 2018. Prior to January 2017, Ms. Fall Jung served in various other roles at Gap, including Senior Vice President and Chief Financial Officer of Old Navy Global and Head of International from November 2012 to January 2017, Chief Financial Officer and Senior Vice President of Gap North America from February 2011 to November 2012, and Chief Financial Officer and Vice President of Strategy and Real Estate for Gap, Inc. Outlet from April 2007 to February 2011. Ms. Fall Jung received her B.B.A. in Finance and her M.B.A., with an emphasis in International Business from San Diego State University.
Andrew Perlmutter has served as the President of Funko, Inc. and FAH, LLC since October 2017. Mr. Perlmutter was the Senior Vice President of Sales of FAH, LLC from June 2013 until October 2017. Prior to joining FAH, LLC, he was a co-founder of Bottle Rocket Collective, a board and travel games company, where he oversaw product manufacturing and sales from December 2012 until December 2013. Prior to his time at Bottle Rocket Collective, he was a National Account Manager at The Wilko Group from August 2001 until December 2012, where he managed sales to a variety of major mass-market, specialty and online retailers. Mr. Perlmutter received a B.A. in Interpersonal Communications from Southern Illinois University.
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
Charles Denson has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Denson has served as the President and Chief Executive Officer of Anini Vista Advisors, an advisory and consulting firm, since March 2014. From February 1979 until January 2014, Mr. Denson held various positions at NIKE, Inc., where he was appointed to several management roles, including, in 2001, President of the NIKE Brand, a position he held until January 2014. Mr. Denson also serves on the board of directors of several privately held organizations. Mr. Denson received a B.A. in Business from Utah State University. We believe Mr. Denson’s extensive experience in brand building, brand management and organizational leadership in the public company context makes him well-qualified to serve on our board of directors.
Diane Irvine has served on the board of directors of Funko, Inc. and FAH, LLC since August 2017. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of Casper Sleep Inc. (on whose board she has served since August 2019), Yelp Inc. (on whose board she has served since September 2011), and D.A. Davidson & Co. (on whose board she has served since January 2018), and previously served on the boards of directors of XO Group Inc. from November 2014 to December 21, 2018, Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine’s extensive public company management experience and financial expertise make her well-qualified to serve on our board of directors.
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

Sarah Kirshbaum Levy has served on the board of directors of Funko, Inc. since September 2019. Ms. Levy served as the Chief Operating Officer of Viacom Media Networks, a division of the entertainment and media company, ViacomCBS, from 2016 through 2019, where she was responsible for overseeing global strategy, finance and operations for the division. Prior to her appointment at Viacom Media Networks, Ms. Levy was Chief Operating Officer at Nickelodeon from 2005 to 2016. She also currently sits on the board of the Lucius Littauer Foundation, which makes grants in the areas of education, social welfare, health care, and Jewish studies. Ms. Levy received an M.B.A. and B.A. in Economics from Harvard University. We believe Ms. Levy’s extensive experience in entertainment and media, in particular her familiarity with consumer products licensing, make her well-qualified to serve on our board of directors.
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
Our History
Funko, Inc. was formed as a Delaware corporation on April 21, 2017 for the purpose of completing our IPO. FAH LLC, a holding company with no operating assets or operations, was formed on September 24, 2015. On October 30, 2015, ACON Funko Investors, L.L.C., through FAH, LLC and the ACON Acquisition, acquired a controlling interest in FHL, which is also a holding company with no operating assets or operations. FAH, LLC owns 100% of FHL and FHL owns 100% of Funko, LLC, which is the operating entity.
Available Information
Our Internet address is www.funko.com. At our Investor Relations website, investor.funko.com, we make available free of charge a variety of information for investors, including:
•our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•press releases on quarterly earnings, product and service announcements, events and legal developments;
•corporate governance information including our corporate governance guidelines, codes of conduct and ethics and committee charters;
•other news and announcements that we may post from time to time that investors might find useful or interesting; and
•opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.
The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (“SEC”). Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.
Risks Related to Our Business
Our success depends on our ability to execute our business strategy.
Our net sales and profitability have grown rapidly in recent periods; however, this should not be considered indicative of our future performance. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:
•expand our market presence in existing sales channels and enter additional sales channels;
•anticipate, gauge and respond to rapidly changing consumer preferences and pop culture trends;
•acquire or enter into new licenses in existing product categories or in new product categories and renew existing licenses;
•expand our geographic presence to take advantage of opportunities outside of the United States;
•enhance and maintain favorable brand recognition for our Company and product offerings;
•maintain and expand margins through sales growth and efficiency initiatives;
•effectively manage our relationships with third-party manufacturers;
•effectively manage our debt, working capital and capital investments to maintain and improve the generation of cash flow; and
•execute any acquisitions quickly and efficiently and integrate businesses successfully.
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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 73%, 72% and 72% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 38%, 34% and 33% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2019, we had a reserve of $7.8 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
•maintain the integrity of the applicable intellectual property;
•obtain the licensor’s approval of the products we develop under the license prior to making any sales;
•permit the licensor’s involvement in, or obtain the licensor’s approval of, advertising, packaging and marketing plans;
•maintain minimum sales levels or make minimum guaranteed royalty payments;
•actively promote the sale of the licensed product and maintain the availability of the licensed product throughout the license term;
•spend a certain percentage of our sales of the licensed product on marketing and advertising for the licensed product;
•sell the products we develop under the license only within a specified territory or within specified sales channels;
•indemnify the licensor in the event of product liability or other claims related to the licensed product and advertising or other materials used to promote the licensed product;
•obtain the licensor’s approval of the retail price of the licensed products;
•sell the licensed products to the licensor at a discounted price or at the lowest price charged to our customers;
•obtain the licensor’s consent prior to assigning or sub-licensing to third parties; and
•provide notice to, obtain approval from, or, in limited circumstances, make certain payments to the licensor in connection with certain changes in control.
If we breach any of these obligations or any other obligations set forth in any of our license agreements, we could be subject to monetary penalties and our rights under such license agreements could be terminated, either of which could have a material adverse effect on our business, financial condition and results of operations.
Our success is also partially dependent on the reputation of our licensors, the goodwill associated with their intellectual property, and their ability to protect and maintain the intellectual property rights that we use in connection with our products, all of which may be harmed by factors outside our control. See also “If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.”
As a purveyor of licensed pop culture consumer products, we may not be able to design and develop products that will be popular with consumers, and we may not be able to maintain the popularity of successful products.
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 79%, 76% and 70% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
Changes in the retail industry and markets for consumer products affecting our retail customers or retailing practices could negatively impact our business, financial condition and results of operations.
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, the retail industry, and in particular the toys sector, experienced softness during the 2019 holiday season, which adversely impacted our sales.
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
Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 44%, 46% and 45% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively.
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
We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,006 as of December 31, 2019. As a result of our acquisition of Underground Toys Limited in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the acquisition of Loungefly, LLC, we added an additional distribution center in Chatsworth, California. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the years ended December 31, 2019, 2018 and 2017, our gross margins (exclusive of depreciation and amortization) were 35.5%, 37.2% and 38.5%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
•changes in customer, geographic, or product mix;
•introduction of new products, including our expansion into additional product categories;

•increases in the royalty rates under our license agreements;
•inability to meet minimum guaranteed royalties;
•increases in, or our inability to reduce, our costs;
•entry into new markets or growth in lower margin markets;
•increases in raw materials, labor or other manufacturing- and inventory-related costs;
•increases in transportation costs, including the cost of fuel, and increased shipping costs to meet customer demand;
•increased price competition;
•changes in the dynamics of our sales channels, including those affecting the retail industry and the financial health of our customers;
•increases in sales discounts and allowances provided to our customers;
•acquisitions of companies with a lower gross margin than ours; and
•overall execution of our business strategy and operating plan.
If any of these factors, or other factors unknown to us at this time, occur, then our gross margin could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is largely dependent on content development and creation by third parties.
We spend considerable resources in designing and developing products in conjunction with planned movie, television, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent such as accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. Any such delay or cancellation may decrease the number of products we sell and harm our business.
We may not realize the full benefit of our licenses if the properties we license have less market appeal than expected or if sales from the products that use those properties are not sufficient to satisfy the minimum guaranteed royalties.
We seek to fulfill consumer preferences and interests by designing and selling products primarily based on properties owned by third parties and licensed to us. The popularity of the properties we license can significantly affect our sales and profitability. If we produce products based on a particular movie, TV show or video game, the success of the underlying content has a critical impact on the level of consumer interest in the associated products we are offering. Although we license a wide variety of properties, sales of products tied to major movie franchises have been significant contributors to our business. In addition, the theatrical duration of movie releases has decreased over time and we expect this trend to continue with the increase of content made available on video streaming services. This may make it increasingly difficult for us to sell products based on such properties or lead our customers to reduce demand for our products to minimize their inventory risk. If the performance of one or more of such movie franchises failed to meet expectations or if there was a shift in consumer tastes away from such franchises generally, our results of operations could be adversely affected. In addition, competition in our industry for access to licensed properties can lessen our ability to secure, maintain, and renew our existing licenses on commercially reasonable terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the years ended December 31, 2019, 2018 and 2017, we recorded reserves of $2.4 million, $5.5 million and $2.9 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
Our success depends, in part, on our ability to successfully manage our inventories.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected. For example, in the fourth quarter of 2019, we wrote-down $16.8 million of inventory due to our decision to dispose of slower moving inventory to increase operational capacity which contributed to the Company's net loss for the period.
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
Our intellectual property is a valuable asset of our business. As of December 31, 2019, we owned approximately 66 registered U.S. trademarks, 146 registered international trademarks, 55 pending U.S. trademark applications and 94 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
In addition, competition for qualified personnel is intense. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. Our headquarters is located near Seattle and competition in the Seattle area for qualified personnel, particularly those with technology-related skills and experience, is intense due to the increasing number of technology and e-commerce companies with a large or growing presence in Seattle, some of whom have greater resources than us and may be located closer to the city of Seattle than we are.
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
Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing and popularity of new product releases.
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 55%, 60% and 61%, of our net sales for the years ended December 31, 2019, 2018 and 2017, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.
This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. During the 2019 holiday season, for example, we experienced lower than expected purchases by our top customers as well as softness in sales related to certain tentpole movie releases, both of which adversely affected our financial results. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our manufacturing requirements, even if complied with, would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide. Additionally, the third-party manufacturers that produce most of our products are located in Vietnam, China and Mexico. As a result, we are subject to various risks resulting from our international operations. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”
The novel coronavirus outbreak could adversely impact our business, financial condition and results of operations.
In January 2020, the World Health Organization declared the novel coronavirus outbreak originating in Wuhan, China to be a public health emergency. Certain of our suppliers and the manufacturers of certain of our products have been and may continue to be adversely impacted by the novel coronavirus outbreak. As a result, we have faced and may continue to face delays or difficulty sourcing products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
At this time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections may become more widespread, including to other countries where we source products or have operations, which may worsen the supply shortage or force us to restrict our third-party manufacturing or other operations. In addition, because the outbreak has spread to the greater Seattle, Washington area, where our headquarters and primary warehouse facility are located, we may need to restrict access to our facilities, which could negatively impact productivity. The outbreak may also reduce foot traffic in the stores where our products are sold or temporarily reduce demand for our products. Any of these occurrences may have a negative impact on our business, financial condition or results of operations.
Our operations, including our corporate headquarters, primary distribution facilities and third-party manufacturers, are concentrated in certain geographic regions, which makes us susceptible to adverse conditions in those regions.
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Maldon, England; Bath, England; Burbank, California; Chatsworth, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular or the West Coast in general, or in other areas in which we operate could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 34%, 32% and 27% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•currency conversion risks and currency fluctuations;
•limitations on the repatriation of earnings;
•potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business;
•political instability, civil unrest and economic instability;
•greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•complications in complying with different laws and regulations in varying jurisdictions, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010, similar anti-bribery and anti-corruption laws and local and international environmental, labor, health and safety laws, and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;
•difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;
•changes in international labor costs and other costs of doing business internationally;
•the imposition of and changes in tariffs, quotas, border adjustment taxes or other protectionist measures by any major country or market in which we operate, which could make it significantly more expensive and difficult to import products into that country or market, raise the cost of such products, decrease our sales of such products or decrease our profitability;
•proper payment of customs duties and/or excise taxes;
•natural disasters and pandemics, including related to the 2019 coronavirus outbreak, and the greater difficulty and cost in recovering therefrom;
•transportation delays and interruptions;
•difficulties in moving materials and products from one country to another, including port congestion, strikes or other labor disruptions and other transportation delays and interruptions; and
•increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws.
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, and other countries have been escalating in recent years. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to

China. Certain of the products we purchase from manufacturers in China have been or may in the future be subject to these tariffs, which could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. In addition, the U.S. administration has threatened to impose tariffs on all products imported from China, which would impact all of our products and supplies imported from China to the United States. If this were to occur, we may not be able to mitigate the impacts of these tariffs, and our business, results of operations and financial position would be materially adversely affected. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called "no deal" separation will occur if negotiations are not completed by the end of the transition period.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations, including financial laws and regulations, tax and free trade agreements, intellectual property rights, privacy and data protection, environmental, health and safety laws and regulations and employment laws, could increase costs and depress economic activity. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other European Union member states pursue withdrawal, barrier-free access between the United Kingdom and other European Union member states or among the European economic area overall could be diminished or eliminated.
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
We are subject to income taxes in the United States and the United Kingdom, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of equity-based compensation;
•costs related to intercompany restructurings; or
•changes in tax laws, regulations or interpretations thereof.
In addition, we may be subject to audits of our income, sales and other transaction taxes by the U.K., U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.
Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2020 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.
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

For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of December 31, 2019. As of the date of this Annual Report on Form 10-K, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc. et. al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et. al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et. al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et. al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et. al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON. On May 8, 2015, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit entitled Jacobs v. Funko, Inc. et. al was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On May 21, 2018, the Jacobs action was voluntarily dismissed, and on June 12, 2018, a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.

On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August

1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral argument on the motion to dismiss was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. We anticipate that the motion will be fully briefed by March 11, 2020, and that oral argument on the motion will take place March 27, 2020.

Additionally, on June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko Inc. et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al. have agreed to a stay of that action pending developments in the state case.
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
We may not realize the anticipated benefits of acquisitions or investments, the realization of such benefits may be delayed or reduced or our acquisitions or investments may have unexpected costs.
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
We are subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of personal information and data. Such data privacy laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions. For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including substantial penalties for non-compliance. The California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, to the extent we process or store such data ourselves in the future, we may be subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.
Our indebtedness could adversely affect our financial health and competitive position.
On October 22, 2018, we entered into the Credit Agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility in the amount of $50.0 million (which was increased to $75.0 million on February 11, 2019). Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities. As of December 31, 2019, we had $242.3 million of indebtedness outstanding under our New Credit Facilities, consisting of $216.5 million outstanding under our New Term Loan Facility (net of unamortized discount of $3.8 million) and $25.8 million outstanding under our New Revolving Credit Facility.
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
In addition, the Credit Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:
•incur additional indebtedness;
•incur certain liens;
•consolidate, merge or sell or otherwise dispose of our assets;
•alter the business conducted by us and our subsidiaries;
•make investments, loans, advances, guarantees and acquisitions;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with our affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends;
•issue or sell equity interests or securities convertible into or exchangeable for equity interests;
•redeem, repurchase or refinance our other indebtedness; and
•amend or modify our governing documents.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of March 3, 2020, ACON holds approximately 40.1% of the combined voting power of our common stock through its ownership of 10,934,606 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of March 3, 2020, collectively hold approximately 51.5% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
In addition, the Stockholders Agreement provides that for as long as ACON or certain related parties, as defined in the Stockholders Agreement (the “ACON Related Parties”), beneficially own, directly or indirectly, in the aggregate, 30% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of ACON and each of its affiliated funds that hold common units of FAH, LLC or our Class A common stock, including:
•entering into any transaction or series of related transactions in which any person or group (other than the ACON Related Parties and any group that includes the ACON Related Parties, Fundamental (or certain of its affiliates or permitted transferees) or Mr. Mariotti) acquires, directly or indirectly, in excess of 50% of the then outstanding shares of any class of our or our subsidiaries’ capital stock, or following which any such person or group has the direct or indirect power to elect a majority of the members of our board of directors or to replace us as the sole manager of FAH, LLC (or to add another person as co-manager of FAH, LLC);
•the reorganization, recapitalization, voluntary bankruptcy, liquidation, dissolution or winding up of us or any of our subsidiaries;
•the sale, lease or exchange of all or substantially all of our and our subsidiaries’ property and assets;
•the resignation, replacement or removal of us as the sole manager of FAH, LLC, or the appointment of any additional person as a manager of FAH, LLC;

•any acquisition or disposition of our or any of our subsidiaries’ assets for aggregate consideration in excess of $10.0 million in a single transaction or series of related transactions (other than transactions solely between or among us and our direct or indirect wholly owned subsidiaries);
•the creation of a new class or series of capital stock or other equity securities of us or any of our subsidiaries;
•the issuance of additional shares of Class A common stock, Class B common stock, preferred stock or other equity securities of us or any of our subsidiaries other than (1) under any stock option or other equity compensation plan approved by our board of directors or the compensation committee, (2) pursuant to the exercise or conversion of any options, warrants or other securities existing as of the date of the Stockholders Agreement and (3) in connection with any redemption of common units of FAH, LLC pursuant to the FAH LLC Agreement;
•any amendment or modification of our or any of our subsidiaries’ organizational documents, other than the FAH LLC Agreement, which shall be subject to amendment or modification solely in accordance with the terms set forth herein; and
•any increase or decrease of the size of our board of directors.

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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 34,917,582 common units of FAH, LLC as of December 31, 2019, representing approximately 68.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
In connection with the consummation of the IPO, we entered into the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners maintaining a continued ownership interest in FAH, LLC.
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
As of March 3, 2020, we had an aggregate of 165,055,059 shares of Class A common stock authorized but unissued, as well as approximately 15,927,938 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2019, 2,683,024 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 1,548,029 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the "Form S-3") with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form

S-3 allows us to sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering which was completed on September 19, 2019, allows certain Original Equity Owners to sell 27,934,185 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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
Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our Class A common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section, as well as the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our products;
•future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”);
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry, our licensors or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us;
•the imposition of fines or other remedial measures as a result of the underpayment of customs duties at Loungefly; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:
•our board of directors is classified into three classes, each of which serves for a staggered three-year term;
•only the chairperson of our board of directors or a majority of our board of directors may call special meetings of our stockholders, except that at such time as ACON, certain of its affiliates and their permitted transferees, which we collectively refer to as the ACON Related Parties, directly or indirectly, beneficially own in the aggregate, 35% or more of all shares of Class A common stock (including for this purpose all shares of Class A common stock issuable upon redemption of common units, assuming all such common units are redeemed for Class A common stock on a one-for-one basis) issued and outstanding, the holders of a majority in voting power of the outstanding shares of our capital stock may also call special meetings of our stockholders;
•we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a written consent is signed by the holders of our outstanding shares of common stock representing not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all outstanding shares of common stock entitled to vote thereon were present and voted, provided that at such time as the ACON Related Parties, directly or indirectly, beneficially own in the aggregate, less than 35% of all shares of Class A common stock (including for this purpose all shares of Class A common stock issuable upon redemption of common units, assuming all such common units are redeemed for Class A common stock on a one-for-one basis) issued and outstanding, any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;
•our amended and restated certificate of incorporation may be amended or repealed by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors and our amended and restated bylaws may be amended or repealed by a majority vote of our board of directors or by the affirmative vote of a majority of the votes which all our stockholders would be eligible to cast in an election of directors, provided that at such time as the ACON Related Parties, directly or indirectly, beneficially own in the aggregate, less than 35% of all shares of Class A common stock (including for this purpose all shares of Class A common stock issuable upon redemption of common units, assuming all such common units are redeemed for Class A common stock on a one-for-one basis) issued and outstanding, our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our board of directors;
•we require advance notice and duration of ownership requirements for stockholder proposals; and
•we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware, or the DGCL, however, our amended and restated certificate of incorporation will contain provisions that are similar to Section 203 of the DGCL (except with respect to ACON and Fundamental and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).
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
The JOBS Act provides that, for so long as a company qualifies as an “emerging growth company,” it will, among other things:
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
•be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act;
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from the proxy statements and reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and
•be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on our financial statements.
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
As a result of our IPO, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we now incur significant legal, accounting and other expenses that we did not previously incur. Additionally, prior to the completion of our IPO, most of our management team, including our chief executive officer and chief financial officer, had not previously managed a publicly traded company, and as a result, have little experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors has previously served on the board of directors of a public company prior to the completion of our IPO. Our entire management team and many of our other employees now need to devote substantial time to compliance and may not be able to effectively or efficiently manage us.
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

Furthermore, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that have not been reflected in our historical financial statements. In addition, rules implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel have devoted, and will need to continue to devote a substantial amount of time to these compliance initiatives. These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and our board committees or as executive officers.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. Any failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures may cause us to not be able to accurately report our financial results or report them in a timely manner.
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

As of December 31, 2019, we have identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management was and may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If our remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.

In addition to taking remediation measures in response to the material weakness we identified relating to the underpayment of customs duties at Loungefly, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. These changes may not, however, ultimately be effective to achieve and maintain adequate internal controls.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2019, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Corporate Headquarters and Retail Store	Everett, Washington	99,000	January 31, 2027
Offices, Main Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2026
Warehouse and Distribution Facility	Everett, Washington	119,000	July 31, 2021
Warehouse and Distribution Facility	Everett, Washington	83,000	July 31, 2021
Administrative Offices	Everett, Washington	25,000	January 31, 2032
Warehouse and Distribution Facility	Puyallup, Washington	142,000	July 31, 2021
Administrative Offices, Licensing and Apparel Sales	Burbank, California	15,000	December 31, 2024
Warehouse	Chatsworth, California	46,000	June 28, 2020
Retail Store	Hollywood, California	40,000	March 31, 2030
Warehouse and Administrative Offices	Coventry, England	349,000	July 7, 2029
Warehouse and Administrative Offices	Maldon, Essex, United Kingdom	90,000	July 12, 2021
Sales and Administrative Offices	London, United Kingdom	11,000	June 5, 2028
Offices and Animation Studio	Bath, United Kingdom	9,000	March 12, 2028
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
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral argument on the motion to dismiss was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. We anticipate that the motion will be fully briefed by March 11, 2020, and that oral argument on the motion will take place March 27, 2020.
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
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
Market Information
On November 2, 2017, our Class A common stock began trading on the Nasdaq Global Market under the symbol “FNKO.” Prior to that time, there was no public market for our stock. There is no established public trading market for our Class B common stock.
Holders of Record
As of March 3, 2020, there were 13 stockholders of record of our Class A common stock. As of March 3, 2020, there were 16 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2019.
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
FAH, LLC paid cash tax distributions to its members during the years ended December 31, 2019, 2018 and 2017 of $53.8 million (of which $29.9 million was paid to Funko, Inc. and $23.9 million was paid to continuing equity owners), $26.9 million (of which $6.5 million was paid to Funko, Inc. and $20.4 million was paid to continuing equity owners) and $23.7 million, respectively. Additionally, FAH, LLC paid a special distribution to its members during the year ended December 31, 2017 of $49.2 million (of which $49.0 million consisted of cash and $0.2 million consisted of a reduction in interest and principal under loans to certain members of management).

Stock Performance Graph
The following graph and table illustrate the total return from November 2, 2017 through December 31, 2019, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on November 2, 2017 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	11/2/2017	12/29/2017	12/31/2018	12/31/2019
Funko, Inc.	100.00	94.06	186.00	242.72
Russell 2000	100.00	102.89	91.56	114.93
Russell 2000 Consumer Discretionary	100.00	108.40	141.97	122.60

ITEM 6. SELECTED FINANCIAL DATA
The following tables present the selected historical consolidated financial and other data for Funko, Inc. The selected consolidated statements of operations and cash flows data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheets data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K. Our selected consolidated balance sheet data as of December 31, 2017 and 2016 our selected consolidated financial data set forth below for the period from October 31, 2015 through December 31, 2015 (Successor 2015 Period) and the period from January 1, 2015 through October 30, 2015 (Predecessor 2015 Period) are derived from our consolidated financial statements not included elsewhere herein.
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

					Successor	Predecessor
					Period from October 31, 2015 through December 31, 2015	Period from January 1, 2015 through October 30, 2015
	Year Ended December 31,
	2019	2018	2017	2016
		(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales	$795,122	$686,073	$516,084	$426,717	$56,565	$217,491
Cost of sales (exclusive of depreciation and amortization shown separately below)	512,580	430,746	317,267	280,396	44,485	131,621
Selling, general, and administrative expenses	193,803	155,321	120,944	77,525	13,894	37,145
Acquisition transaction costs	—	28	3,641	1,140	7,559	13,301
Depreciation and amortization	42,126	39,116	31,975	23,509	3,370	5,723
Total operating expenses	748,509	625,211	473,827	382,570	69,308	187,790
Income (loss) from operations	46,613	60,862	42,257	44,147	(12,743)	29,701
Interest expense, net	14,342	21,739	30,636	17,267	2,818	2,202
Loss on extinguishment of debt	—	4,547	5,103	—	—	—
Other expense (income), net	(25)	4,082	(734)	—	—	—
Income (loss) before income taxes	32,296	30,494	7,252	26,880	(15,561)	27,499
Income tax expense	4,476	5,432	1,266	—	—	—
Net income (loss)	27,820	25,062	5,986	26,880	(15,561)	27,499
Less: net income attributable to non-controlling interests	16,095	17,599	2,047	—	—	—
Net income (loss) attributable to Funko, Inc.	$11,725	$7,463	$3,939	$26,880	$(15,561)	$27,499
Earnings per share of Class A common stock (1):
Basic	$0.38	$0.31	$0.04
Diluted	$0.36	$0.29	$0.04
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$90,765	$49,991	$23,837	$49,468	$14,110	$8,538
Net cash used in investing activities	$(48,633)	$(27,501)	$(65,215)	$(22,105)	$(244,421)	$(10,043)
Net cash provided by (used in) financing activities	$(28,340)	$(15,046)	$43,012	$(45,613)	$244,456	$11,390
Selected Other Data:
EBITDA (2)	$88,764	$91,349	$69,863	$67,656	$(9,373)	$35,424
Adjusted EBITDA (2)	$123,037	$113,540	$90,031	$96,960	$13,170	$61,996

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data:		(In thousands)
Cash and cash equivalents	$25,229	$13,486	$7,728	$6,161	$24,411
Total assets	$796,467	$666,340	$634,078	$522,237	$505,330
Total debt (3)	$242,323	$247,297	$233,899	$217,753	$169,846
Total operating lease liabilities (4)	$72,936	$—	$—	$—	$—
Total members' / stockholders' equity	$305,144	$293,254	$281,292	$217,377	$243,556
(1)Basic and diluted earnings per share of Class A common stock is applicable only for periods after the Company’s IPO. See Note 20, Earnings per Share of the notes to our consolidated financial statements.
(2)EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” in Part II, Item 7 of this Form 10-K for additional information and a reconciliation to the most directly comparable U.S. GAAP financial measure.
(3)Total debt consists of borrowing under our Former Senior Secured Credit Facilities and New Credit Facilities, as applicable, net of unamortized discount costs as of December 31, 2019, 2018, 2017, 2016 and 2015 of $3.8 million, $4.8 million, $5.3 million, $6.4 million and $5.2 million, respectively.
(4)The Company adopted Accounting Standards Codification Topic 842, Leases on January 1, 2019 by recognizing and measuring leases at the adoption date with a cumulative effect of initially applying the guidance recognized at the date of initial application. Comparative information has not been restated and continues to be reported under the standards in effect for those periods. See Note 2, Significant Accounting Policies of the notes to our consolidated financial statements.

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
Summary
On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. As of December 31, 2019, we held 34,917,582 common units, representing an approximately 68.7% interest in FAH, LLC.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2019	2018	2017
	(amounts in thousands)
Net sales	$795,122	$686,073	$516,084
Net income	$27,820	$25,062	$5,986
EBITDA (1)	$88,764	$91,349	$69,863
Adjusted EBITDA (1)	$123,037	$113,540	$90,031
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.
Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefitted from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant recent growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Pop! brand, which represented approximately 79%,

76% and 70% of our sales for the years ended December 31, 2019, 2018 and 2017, respectively, and which is sold across multiple product categories.
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
Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 44%, 46% and 45% of our sales for the years ended December 2019, 2018 and 2017, respectively. In the fourth quarter of 2019, net sales were below expectations due to the challenging retail environment, which resulted in lower than expected purchases among Funko’s top customers throughout the holiday season as well as softness in sales related to certain tentpole movie releases.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce. We believe that this shift may have benefited our business in recent periods as brick and mortar retailers dedicated additional shelf space to our products and pop culture consumer products generally to drive additional traffic to their stores and improve sales in previously less productive shelf space. In addition, we have seen an increase in sales for our product on retailers’ e-commerce platforms.
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
Content Mix
The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. In addition, over time, we have continued to increase our number of active properties. An active property is a property from which we generate sales of products during a given period. For the years ended December 31, 2019, 2018 and 2017, we had sales of our products across 804, 672 and 500 properties, respectively.
Our results of operations may also fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases and related content releases. Sales of a certain product or group of products tied to a particular property can dramatically increase our net sales in any given quarter or year.  While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the sales per active property will fluctuate from quarter to quarter or year over year based on what is relevant in pop culture at that time and the types of properties we are producing against. In addition, despite our efforts to diversify the properties on which we base our products, if the performance of one or more of these properties fails to meet expectations or are delayed in their release, our operating results could be adversely affected. For example, in the fourth quarter of 2019, sales related to certain movie releases failed to meet expectations, which had an adverse effect on our operating results.
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
Our products are produced by third-party manufacturers primarily in Vietnam, China and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed product costs, while maximizing flexibility, capacity and capability. As part of a continuing effort to reduce manufacturing costs and ensure speed to market, we have historically kept our production concentrated with a small number of manufacturers and factories even as we have grown and diversified. In recent years, we have worked to improve the efficiency of our supply chain to improve our gross margins.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses are primarily driven by wages, commissions and benefits, warehouse, fulfillment (internal and external), rent and facilities costs, infrastructure and technology costs, advertising and marketing expenses, including the costs to participate at specialty licensing and comic book conventions and exhibitions, as well as costs to develop promotional video and other online content created for advertising purposes. Credit card fees, insurance, legal expenses, other professional expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. Selling costs generally correlate to revenue timing and therefore experience similar moderate seasonal trends. We expect general and administrative costs to increase as our business evolves.
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
Depreciation and Amortization
Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment. Amortization relates to definite-lived intangible assets that are expensed on a straight-line basis over the estimated useful lives. Our intangible assets, which are being amortized over a range of two to 20 years, are mainly comprised of trade names, customer relationships and intellectual property we recognized as part of the ACON Acquisition and, to a lesser extent, the Underground Toys Acquisition and the Loungefly Acquisition.
Interest Expense, Net
Interest expense, net includes the cost of our short-term borrowings and long-term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth information comparing the components of net income for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Period over Period Change
	2019	2018	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$795,122	$686,073	$109,049	15.9%
Cost of sales (exclusive of depreciation and amortization shown separately below)	512,580	430,746	81,834	19.0%
Selling, general, and administrative expenses	193,803	155,321	38,482	24.8%
Acquisition transaction costs	—	28	(28)	(100.0)%
Depreciation and amortization	42,126	39,116	3,010	7.7%
Total operating expenses	748,509	625,211	123,298	19.7%
Income from operations	46,613	60,862	(14,249)	(23.4)%
Interest expense, net	14,342	21,739	(7,397)	(34.0)%
Loss on extinguishment of debt	—	4,547	(4,547)	(100.0)%
Other expense (income), net	(25)	4,082	(4,107)	(100.6)%
Income before income taxes	32,296	30,494	1,802	5.9%
Income tax expense	4,476	5,432	(956)	(17.6)%
Net income	27,820	25,062	2,758	11.0%
Less: net income attributable to non-controlling interests	16,095	17,599	(1,504)	(8.5)%
Net income attributable to Funko, Inc.	$11,725	$7,463	$4,262	57.1%
Net Sales
Net sales were $795.1 million for the year ended December 31, 2019, an increase of 15.9% compared to $686.1 million for the year ended December 31, 2018. The increase in net sales was due primarily to the continued expansion of products and properties in our portfolio, as well as enhanced distribution and product placement with our retail partners, partially offset by a more challenging retail environment, which resulted in lower than expected purchases among Funko’s top customers throughout the 2019 holiday season as well as softness in sales related to certain tentpole movie releases in the year ended December 31, 2019 as compared to the year ended December 31, 2018 .
In the year ended December 31, 2019, the number of active properties increased 20% to 804 from 672 in the year ended December 31, 2018, and average net sales per active property remained stable at $1.0 million for both the years ended December 31, 2019 and 2018. While we expect to see growth in the number of active properties over time, we expect that the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.
On a geographical basis, net sales in the United States increased 12.4% to $523.9 million in the year ended December 31, 2019 as compared to $466.0 million in the year ended December 31, 2018, and net sales internationally increased 23.3% to $271.2 million in the year ended December 31, 2019 from $220.0 million in the year ended December 31, 2018, primarily as a result of our growth in Europe. On a product category basis, net sales of figures increased 14.7% to $642.5 million in the year ended December 31, 2019 as compared to the year ended December 31, 2018 and net sales of other products increased 21.4% to $152.6 million in the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $512.6 million for the year ended December 31, 2019, an increase of 19.0%, compared to $430.7 million for the year ended December 31, 2018. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, which drove a $27.5 million increase in product costs, a $16.1 million increase in royalty expenses and a $8.1 million increase in shipping and freight costs. In addition to the increase as a result of sales growth, cost of sales for the year ended December 31, 2019 include a one-time $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity. This charge is incremental to normal course reserves.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 35.5% for the year ended December 31, 2019, compared to 37.2% for the year ended December 31, 2018.  Gross margin (exclusive of depreciation and amortization) decreased 170 basis points for the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to a one-time $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity and higher duties as a percentage of net sales related to our Loungefly products, partially offset by lower product costs as a percentage of net sales and a decrease in shipping and freight costs as a percentage of net sales for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $193.8 million for the year ended December 31, 2019, an increase of 24.8%, compared to $155.3 million for the year ended December 31, 2018. The increase was driven primarily by a $20.1 million increase in personnel expenses and commissions, a $3.9 million increase in equity-based compensation, a $3.8 million increase in rent and related facilities costs and a $3.7 million increase in warehouse and office support costs. These increases primarily reflect increased headcount, warehouse costs and marketing to support new product launches as well as new office, retail and warehouse facilities.
Selling, general, and administrative expenses were 24.4% of sales for the year ended December 31, 2019, compared to 22.6% of sales for the year ended December 31, 2018 primarily due to higher personnel expenses and commissions, equity-based compensation and warehouse and office support costs as a percentage of net sales.
Depreciation and Amortization
Depreciation and amortization expense was $42.1 million for the year ended December 31, 2019, compared to $39.1 million for the year ended December 31, 2018, primarily driven by an increase in depreciation on tooling and molds as we continue to expand our product offerings and an increase in amortization of intangible assets acquired from the Forrest-Pruzan Acquisition in February 2019.
Interest Expense, Net
Interest expense, net was $14.3 million for the year ended December 31, 2019, a decrease of 34.0%, compared to $21.7 million for the year ended December 31, 2018. The decrease in interest expense, net was due to lower interest rates and lower average balances of debt outstanding during the year ended December 31, 2019 under the New Credit Facilities as compared to the interest rates and average balances of debt outstanding during the year ended December 31, 2018 primarily under the Former Senior Secured Credit Facilities.
Loss on extinguishment of debt
There was no loss on extinguishment of debt for the year ended December 31, 2019, compared to $4.5 million for the year ended December 31, 2018.  Loss on extinguishment of debt for the year ended December 31, 2018 represented the write-off of $4.1 million of unamortized debt issuance costs on our previous Term Loan A Facility and $0.4 million of unamortized debt issuance costs on our previous Revolving Credit Facility, each of which were repaid in full on October 22, 2018 in connection with the Company entering into a new credit agreement providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million.
Income Tax Expense
Income tax expense was $4.5 million for the year ended December 31, 2019, a decrease of 17.6%, compared to $5.4 million for the year ended December 31, 2018.  The decrease was primarily due to lower non-deductible expenses and tax benefits related to share-based compensation awards for the year ended December 31, 2019 as compared to the year ended December 31, 2018, partially offset by an increase in income before income taxes of $1.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Net Income
Net income was $27.8 million for the year ended December 31, 2019, compared to $25.1 million for the year ended December 31, 2018. The increase in net income was primarily the result of the increase in net sales and the decrease in interest expense, net for the year ended December 31, 2019 as compared to the year ended December 31, 2018, as discussed above.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table sets forth information comparing the components of net income for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Period over Period Change
	2018	2017	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$686,073	$516,084	$169,989	32.9%
Cost of sales (exclusive of depreciation and amortization shown separately below)	430,746	317,267	113,479	35.8%
Selling, general, and administrative expenses	155,321	120,944	34,377	28.4%
Acquisition transaction costs	28	3,641	(3,613)	(99.2)%
Depreciation and amortization	39,116	31,975	7,141	22.3%
Total operating expenses	625,211	473,827	151,384	31.9%
Income from operations	60,862	42,257	18,605	44.0%
Interest expense, net	21,739	30,636	(8,897)	(29.0)%
Loss on extinguishment of debt	4,547	5,103	(556)	(10.9)%
Other expense (income), net	4,082	(734)	4,816	(656.1)%
Income before income taxes	30,494	7,252	23,242	320.5%
Income tax expense	5,432	1,266	4,166	329.1%
Net income	25,062	5,986	19,076	318.7%
Less: net income attributable to non-controlling interests	17,599	2,047	15,552	759.7%
Net income attributable to Funko, Inc.	$7,463	$3,939	$3,524	89.5%
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
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $430.7 million for the year ended December 31, 2018, an increase of 35.8%, compared to $317.3 million for the year ended December 31, 2017. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the continued growth in sales, which drove both higher product costs and royalty expenses. In 2018, in addition to the increase as a result of sales growth, cost of sales included $2.0 million of incremental packaging and display costs, a $1.8 million increase from donating inventory to charitable organizations and a $1.4 million increase for inventory reserves and adjustments. In 2017, cost of sales included $3.2 million related to the application of purchase accounting in connection with the Underground Toys Acquisition and the Loungefly Acquisition, which required inventory to be recorded at estimated fair value at the time of acquisition. This step-up in value resulted in an increase to inventory of $2.6 million and $0.6 million based on the estimated fair value as of the date of the Underground Toys Acquisition and Loungefly Acquisition, respectively.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 37.2% for the year ended December 31, 2018, compared to 38.5% for the year ended December 31, 2017.  Gross margin (exclusive of depreciation and amortization) decreased 130 basis points for the year ended December 31, 2018 compared to the year ended December 31, 2017, due primarily to the increase in our average royalty rate to 16.1% for the year ended December 31, 2018 compared to 14.9% for the year ended December 31, 2017 (primarily reflecting higher reserves for minimum guarantees, due in part to our subscription box business, which we began phasing out in 2018, and higher reserves for minimum guarantees on international sales, as well as ongoing and future royalty audits), higher compliance chargebacks received from our customers and an increase in inventory reserves, partially offset by inventory step up costs in 2017 related to our Underground Toys and Loungefly Acquisitions.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $155.3 million for the year ended December 31, 2018, an increase of 28.4%, compared to $120.9 million for the year ended December 31, 2017. The increase was driven primarily by growth in the business, including incremental expenses associated with our direct distribution model in Europe, our Loungefly operations and growth in the staffing at Funko Animation Studios. More specifically, the increase in expenses primarily resulted from a $20.3 million increase in personnel expenses and commissions (which included $1.0 million of certain severance costs incurred during the year ended December 31, 2018 in connection with the departure of certain members of senior management, including the founders of Loungefly), a $7.5 million increase in rent and related facilities costs, which is a result of our continued expanded operations, and a $3.6 million increase in equity-based compensation expense.  These increases were partially offset by a decrease in bad debt expense of $3.5 million due primarily to the bad debt expense recorded in 2017 related to the Toys ‘R Us bankruptcy, which was partially offset by $0.8 million in additional bad debt expense related to the bankruptcy of a European customer in 2018.
Selling, general, and administrative expenses were 22.6% of sales for the year ended December 31, 2018, compared to 23.4% of sales for the year ended December 31, 2017. While we have invested considerably in general and administrative costs to support the growth and anticipated growth of our business and anticipate continuing to do so in the future, our growth in sales more than offset the growth of our selling, general and administrative expenses in the year ended December 31, 2018.
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
Income Tax Expense
Income tax expense was $5.4 million for the year ended December 31, 2018, an increase of 329.1%, compared to $1.3 million for the year ended December 31, 2017.  The increase was primarily due to the increase in income before income taxes of $23.2 million, or 320.5%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  Additionally, in 2017, the LLC flow-through structure of FAH, LLC benefited our income tax expense as, prior to the IPO, we were subject to certain LLC entity-level taxes and foreign taxes but generally not subject to entity-level U.S. federal income taxes.  Partially offsetting the increase in income tax expense was a decrease in the statutory U.S. federal corporate tax rate to 21% for the year ended December 31, 2018 as compared to a statutory rate of 34% for the year ended December 31, 2017.
Net income
Net income was $25.1 million for the year ended December 31, 2018, compared to $6.0 million for the year ended December 31, 2017. The increase in net income was primarily the result of the increase in net sales for the year ended December 31, 2018 as compared to the year ended December 31, 2017, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for monitoring fees, non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, loss on extinguishment of debt, acquisition transaction costs and other expenses, the Loungefly customs investigation and related costs, certain severance, relocation and other costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interests in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, monitoring fees, non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, earnout fair market value adjustments, inventory step-ups, acquisition transaction costs and other expenses, the Loungefly customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments and other unusual or one-time items, and the income tax expense (benefit) effect of (1) these adjustments and (2) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC (or the common unit equivalent of profit interest in FAH, LLC for periods prior to the IPO) for newly issued-shares of Class A common stock of Funko, Inc and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
Management uses the Non-GAAP Financial Measures:
•as a measurement of operating performance because they assist us in comparing the operating performance of our business on a consistent basis, as they remove the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•as a consideration to assess incentive compensation for our employees;
•to evaluate the performance and effectiveness of our operational strategies; and
•to evaluate our capacity to expand our business.
By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our New Credit Facilities use Adjusted EBITDA to measure our compliance with covenants such as a senior leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income (loss) or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:
•such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, earnout fair market value adjustments, inventory step-ups, loss on extinguishment of debt, acquisition transaction costs and other expenses, the Loungefly customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. In addition, the Non-GAAP Financial Measures include adjustments for other items, such as monitoring fees, that we do not expect to regularly record in the future. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Funko, Inc.	$11,725	$7,463	$3,939
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	16,095	17,599	2,047
Monitoring fees (2)	—	—	1,676
Equity-based compensation (3)	13,044	9,140	5,574
Loss on extinguishment of debt	—	4,547	5,103
Earnout fair market value adjustment (4)	—	—	30
Inventory step-up (5)	—	—	3,182
Acquisition transaction costs and other expenses (6)	383	3,391	5,336
Customs investigation and related costs (7)	3,357	—	—
Certain severance, relocation and related costs (8)	739	1,031	—
Foreign currency transaction loss (gain) (9)	(177)	4,082	(733)
Tax receivable agreement liability adjustments	152	—	—
One-time inventory write-down (10)	16,775	—	—
Income tax expense (11)	(12,166)	(7,739)	(8,660)
Adjusted net income	$49,927	$39,514	$17,494
Weighted-average shares of Class A common stock outstanding-basic	30,898	23,821	23,338
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	21,167	26,858	27,297
Adjusted weighted-average shares of Class A stock outstanding - diluted	52,065	50,679	50,635
Adjusted earnings per diluted share	$0.96	$0.78	$0.35

		Year Ended December 31,			Successor	Predecessor
					Period from October 31, 2015 through December 31, 2015	Period from January 1, 2015 through October 30, 2015
	2019	2018	2017	2016
		(amounts in thousands)
Net income (loss)	$27,820	$25,062	$5,986	$26,880	$(15,561)	$27,499
Interest expense, net	14,342	21,739	30,636	17,267	2,818	2,202
Income tax expense	4,476	5,432	1,266	—	—	—
Depreciation and amortization	42,126	39,116	31,975	23,509	3,370	5,723
EBITDA	$88,764	$91,349	$69,863	$67,656	$(9,373)	$35,424
Adjustments:
Monitoring fees (2)	—	—	1,676	1,498	272	3,346
Equity-based compensation (3)	13,044	9,140	5,574	2,369	4,484	9,925
Loss on extinguishment of debt	—	4,547	5,103	—	—	—
Earnout fair market value adjustment (4)	—	—	30	8,561	1,540	—
Inventory step-up (5)	—	—	3,182	13,434	8,688	—
Acquisition transaction costs and other expenses (6)	383	3,391	5,336	3,442	7,559	13,301
Customs investigation and related costs (7)	3,357	—	—	—	—	—
Certain severance, relocation and related costs (8)	739	1,031	—	—	—	—
Foreign currency transaction loss (gain) (9)	(177)	4,082	(733)	—	—	—
Tax receivable agreement liability adjustments	152	—	—	—	—	—
One-time inventory write-down (10)	16,775	—	—	—	—	—
Adjusted EBITDA	$123,037	$113,540	$90,031	$96,960	$13,170	$61,996
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents monitoring fees paid pursuant to a management services agreement with ACON that was entered into in connection with the ACON Acquisition, which terminated upon the consummation of the IPO in November 2017.
(3)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(4)Reflects the increase in the fair value of contingent liabilities incurred in connection with the Underground Toys Acquisition.
(5)Represents a non-cash adjustment to cost of sales resulting from acquisitions.
(6)Represents legal, accounting, and other related costs incurred in connection with the IPO, acquisitions and other transactions. Included for the year ended December 31, 2018 is a one-time $2.0 million consent fee related to certain existing license agreements which we expect to pay in connection with the renewal of such licensing agreements and $0.7 million for the recognition of a pre-acquisition contingency related to our Loungefly acquisition.

(7)Represents legal, accounting and other related costs incurred in connection with the Company's investigation of the underpayment of customs duties at Loungefly. For the year ended December 31, 2019, includes the accrual of a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in connection with the underpayment of customs duties at Loungefly.
(8)Represents certain severance, relocation and related costs. For the year ended December 31, 2019, includes $0.4 million of severance costs incurred in connection with the departure of our former Chief Financial Officer and $0.3 million of severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom. For the year ended December 31, 2018, includes severance costs incurred in connection with the departure of certain members of senior management, including the founders of Loungefly.
(9)Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.
(10)Represents a one-time $16.8 million charge for the year ended December 31, 2019 to cost of goods sold for additional inventory reserves to dispose of certain inventory items. This charge is incremental to normal course inventory reserves and was recorded as a result of the Company’s decision to dispose of slower moving inventory to increase operational capacity.
(11)Represents the income tax expense (benefit) effect of (i) the above adjustments and (ii) the pass-through entity taxable income as if the parent company was a subchapter C corporation in periods prior to the IPO. This adjustment uses an effective tax rate of 25% for the years ended December 31, 2019 and 2018 and 36.2% for the year ended December 31, 2017, respectively.

Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. In the year ended December 31, 2017 we also received contributions from members of FAH, LLC as further described below under “Liquidity;” however, we do not anticipate receiving any additional contributions from members of FAH, LLC.
On October 22, 2018 (the “Closing Date”), Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC (each, an “Original Borrower” and collectively, the “Original Borrowers”), entered into a Credit Agreement by and among each Borrower, certain financial institutions party thereto and PNC Bank, National Association, as administrative agent and collateral agent, providing for the New Term Loan Facility in the amount of $235.0 million and the New Revolving Credit Facility of $50.0 million. Proceeds from the New Credit Facilities were primarily used to repay the Former Senior Secured Credit Facilities.
On February 11, 2019, the Company amended the Credit Agreement to increase the New Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the New Credit Facilities prior to such amendment.
On September 23, 2019, the Original Borrowers and Funko Games, LLC (collectively, the "Borrowers") entered into a second amendment to the Credit Agreement (the “Amendment”). The Amendment, among other things, extends the maturity date of the New Credit Facilities to September 23, 2024, reduces the interest margin applicable to all loans under the credit agreement by 0.75% and reduces certain fees incurred under the credit agreement. The Amendment also allows the Company to request that the New Term Loan Facility be increased by an additional $25.0 million.
The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. We are a holding company with no material assets and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the New Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the LLC Agreement or the Registration Rights Agreement; and
•the ability to make other distributions of up to $25.0 million during any period of four fiscal quarters in order to pay dividends to the common unit holders of FAH, LLC (including the Company) as long as the funds received by the Company are used to pay dividends to the Company’s stockholders, the Leverage Ratio (as defined in the Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Leverage Ratio (as defined in the Credit Agreement) for the applicable fiscal quarter and there is remaining Availability (as defined in the Credit Agreement) under the New Credit Facilities of at least $25.0 million.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$90,765	$49,991	$23,837
Net cash used in investing activities	(48,633)	(27,501)	(65,215)
Net cash provided by (used in) financing activities	(28,340)	(15,046)	43,012
Effect of exchange rates on cash and cash equivalents	(2,049)	(1,686)	(67)
Net increase in cash and cash equivalents	$11,743	$5,758	$1,567
Operating Activities. Our net cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation and fair value adjustments to contingent consideration, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities was $90.8 million for the year ended December 31, 2019, compared to $50.0 million for the year ended December 31, 2018. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to changes in working capital, which increased net cash provided by operating activities by $39.2 million and were primarily due to decreases in inventory and accounts receivable, net of $34.3 million and $32.2 million, respectively, and an increase in accounts payable of $21.0 million, partially offset by decreases to accrued royalties, accrued expenses and other liabilities and income taxes payable of $17.9 million, $10.0 million and $5.8 million, respectively, and an increase in prepaid expenses and other assets of $14.6 million. The increase in net cash provided by operating activities also reflected an increase in net income, excluding non-cash adjustments, of $1.6 million, driven primarily by an increase in net sales and a decrease in interest expense, net (excluding the effect of a $0.9 million decrease in non-cash adjustments related to accretion of discount on long-term debt and amortization of debt issuance costs), primarily offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses.
Net cash provided by operating activities was $50.0 million for the year ended December 31, 2018, compared to $23.8 million for the year ended December 31, 2017. The increase was primarily due to an increase in net income, excluding non-cash adjustments, of $30.9 million, driven primarily by an increase in net sales and a decrease in interest expense, net (excluding the effect of a $2.3 million decrease in non-cash adjustments related to accretion of discount on long-term debt and amortization of debt issuance costs), primarily offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses. The increase in net cash provided by operating activities was partially offset by a decrease due to changes in working capital. Changes in working capital decreased net cash provided by operating activities by $4.8 million and were primarily due a decrease in accounts payable of $35.4 million and an increase in accounts receivable, net of $7.7 million, partially offset by a decrease in prepaid expenses and other assets of $18.5 million, an increase in accrued royalties of $10.8 million and a decrease in inventory of $8.3 million.

Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2019, net cash used in investing activities was $48.6 million and was comprised of $42.3 million used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines, and cash consideration, net of cash acquired of $6.4 million for the Forrest-Pruzan Acquisition.
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
For the year ended December 31, 2017, net cash used in investing activities was $65.2 million and was primarily comprised of initial cash consideration of $12.6 million, $16.1 million and $3.9 million for the Underground Toys Acquisition, the Loungefly Acquisition and A Large Evil Corporation Acquisition, respectively. Additionally, $33.6 million of net cash used in investing activities was for the purchase of property and equipment and primarily consisted of $21.1 million for the purchase of property and equipment related to tooling and molds for the expansion of product lines and $6.6 million for leasehold improvements related to the build-out of our new headquarters.
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
For the year ended December 31, 2019, net cash used in financing activities was $28.3 million, primarily related to distributions to the Continuing Equity Owners of $23.9 million and payments on the New Term Loan Facility of $11.8 million, partially offset by net borrowings on the New Revolving Credit Facility of $5.7 million and proceeds from the exercise of equity based options of $2.2 million.
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
For the year ended December 31, 2017, net cash provided by financing activities was $43.0 million, primarily related to proceeds from the issuance of Class A common stock sold in the IPO net of underwriter’s discounts and commissions of $117.3 million, proceeds from the Term Loan A Facility, Term Loan B Facility and Subordinated Promissory Notes of $86.3 million, and contribution from members of FAH, LLC of $5.0 million, partially offset by payments on the Term Loan B Facility and Subordinated Promissory Notes of $79.0 million, $72.8 million in distributions to members of FAH, LLC and payments for contingent consideration of $18.0 million. During 2017, we also had net borrowings on the Revolving Credit Facility of $4.1 million.
Financial Condition
Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners, we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we incur as a public company for at least the next 12 months. However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our New Revolving Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our New Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
As noted above, on October 22, 2018, we entered into the New Credit Facilities and repaid in full our Former Senior Secured Credit Facilities.  The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.

The Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions, guarantee repayment of the New Credit Facilities. The New Term Loan Facility matures on September 23, 2024 (the “Maturity Date”).  The New Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the New Term Loan Facility in the first and second years of the New Term Loan Facility, 10.00% of the original principal amount of the New Term Loan Facility in the third and fourth years of the New Term Loan Facility and 12.50% of the original principal amount of the New Term Loan Facility in the fifth and sixth year of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The New Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) or, in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 2.50% or the Base Rate (as defined in the Credit Agreement) plus 1.50%, with two 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.
The Borrowers may request that the New Term Loan Facility be increased by an additional $25.0 million.
The Credit Agreement governing the New Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:
•incur additional indebtedness;
•incur certain liens;
•consolidate, merge or sell or otherwise dispose of our assets;
•alter the business conducted by us and our subsidiaries;
•make investments, loans, advances, guarantees and acquisitions;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends;
•issue or sell equity interests or securities convertible into or exchangeable for equity interests;
•redeem, repurchase or refinance other indebtedness; and
•amend or modify our governing documents.
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio of 1.25:1.00 (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently 2.75:1.00, which will step down to 2.50:1.00 on December 31, 2020 and to 2.25:1.00 on December 31, 2021. As of December 31, 2019 and December 31, 2018, we were in compliance with all covenants in our New Credit Facilities.
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
As of December 31, 2019, we had $25.2 million of cash and cash equivalents and $101.6 million of working capital, compared with $13.5 million of cash and cash equivalents and $117.4 million of working capital as of December 31, 2018. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.
Future Sources and Uses of Liquidity
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Subordinated Promissory Notes, Former Senior Secured Credit Facilities and New Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity.
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
Offerings of Registered Securities. In addition, as described above, on April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to offer and sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
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

Contractual Obligations
The following summarizes our principal future minimum commitments as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Long term debt and related interest (1)	$26,825	$34,532	$34,683	$37,565	$132,849	$—	$266,454
Operating leases	11,758	12,678	11,159	11,425	10,982	37,168	95,170
Liabilities under tax receivable agreement (2)	4,262	3,762	3,525	3,592	3,665	47,010	65,816
Minimum royalty obligations (3)	24,011	2,489	29	19	—	—	26,548
New Revolving Credit Facility (4)	25,822	—	—	—	—	—	25,822
Total	$92,678	$53,461	$49,396	$52,601	$147,496	$84,178	$479,810
(1)We estimated interest payments through the maturity of our New Credit Facilities by applying the interest rate of 5.99% in effect as of December 31, 2019 under our New Term Loan Facility. See Note 10, Debt of the notes to our consolidated financial statements.
(2)Represents amounts owed under our Tax Receivable Agreement. See Note 13, Liabilities under Tax Receivable Agreement for additional information.
(3)Represents minimum guaranteed royalty payments under licensing arrangements.
(4)Represents the amount owed as of December 31, 2019 under our New Revolving Credit Facility.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
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
We have made an accounting policy election to exclude from revenue all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value added, and certain excise taxes).
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset, either current or long- term based on when we expect to realize revenues under the related licensing agreement. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2019, we recorded a prepaid asset of $13.0 million, net of a reserve of $2.4 million. As of December 31, 2018, we recorded a prepaid asset of $5.5 million, net of a reserve of $5.5 million. As of December 31, 2017, we recorded a prepaid asset of $6.4 million, net of a reserve of $2.9 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2019, 2018 and 2017, were $126.8 million, $110.7 million and $77.1 million, respectively.
Inventory. Inventory consists primarily of figures, plush and accessories and other finished goods, and is accounted for using the first-in, first-out, or FIFO, method. We maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, through sales to customers, or liquidation, and expected recoverable value of each disposition category. We estimate obsolescence based on assumptions regarding future demand.
Inventory costs include direct product costs and freight costs. As a result of the ACON Acquisition, the Underground Toys Acquisition and the Loungefly Acquisition, inventory was adjusted to fair value as of October 31, 2015, January 27, 2017 and June 28, 2017, respectively. See Note 3, Acquisitions of the notes to our consolidated financial statements.
In addition, during the year ended December 31, 2019, we recorded a one-time $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity. This charge is incremental to normal course reserves.
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
In connection with the consummation of the IPO, we entered into the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement ("Tax Receivable Agreement Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related Tax Receivable Agreement Payments. Therefore, we only recognize a liability for Tax Receivable Agreement Payments if we determine that it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others.
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
Additionally, we will estimate the amount of Tax Receivable Agreement Payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.

During years ended December 31, 2019 and 2018, the Company acquired an aggregate of 9.5 million and 1.4 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the years ended December 31, 2019 and 2018, the Company recognized an increase to its net deferred tax assets in the amount of $48.1 million and $7.0 million, respectively, and corresponding Tax Receivable Agreement liabilities of $59.0 million and $6.8 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners.  In addition, during the year ended December 31, 2019, the Company recognized $0.2 million of expenses in other (income) expense, net on our consolidated statements of operations related to remeasurement adjustments of Tax Receivable Agreement liabilities.
During the year ended December 31, 2017, there were no redemptions or exchanges of common units in FAH, LLC under the Tax Receivable Agreement. As such, we did not record any liabilities relating to our obligations under the Tax Receivable Agreement for 2017.
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
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our New Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our New Credit Facilities include the New Term Loan Facility and the New Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our New Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2019, we had $242.3 million of variable rate debt outstanding under our New Credit Facilities, consisting of $216.5 million outstanding under the New Term Loan Facility (net of unamortized discount of $3.8 million) and $25.8 million in outstanding variable rate borrowings under our New Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2019, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.2 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Foreign Currency Risk. In January 2017, we acquired certain assets of Underground Toys Limited and now sell directly to certain of our customers in Europe, the Middle East and Africa through our subsidiary, Funko UK, Ltd. While currently our inventory purchases for Funko UK, Ltd. are in U.S. dollars, their product sales are primarily in British pounds and euros. Funko UK, Ltd. also incurs a portion of its operating expenses in British pounds. In addition, we have other international subsidiaries in the United Kingdom and Hong Kong that primarily incur operating expenses in local currency and use the local currency as each subsidiary's functional currency. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the British pound and euro. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Funko, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' and members' equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2015.
Seattle, Washington
March 5, 2020

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net sales	$795,122	$686,073	$516,084
Cost of sales (exclusive of depreciation and amortization shown separately below)	512,580	430,746	317,267
Selling, general, and administrative expenses	193,803	155,321	120,944
Acquisition transaction costs	—	28	3,641
Depreciation and amortization	42,126	39,116	31,975
Total operating expenses	748,509	625,211	473,827
Income from operations	46,613	60,862	42,257
Interest expense, net	14,342	21,739	30,636
Loss on extinguishment of debt	—	4,547	5,103
Other expense (income), net	(25)	4,082	(734)
Income before income taxes	32,296	30,494	7,252
Income tax expense	4,476	5,432	1,266
Net income	27,820	25,062	5,986
Less: net income attributable to non-controlling interests	16,095	17,599	2,047
Net income attributable to Funko, Inc.	$11,725	$7,463	$3,939

Earnings per share of Class A common stock (1):
Basic	$0.38	$0.31	$0.04
Diluted	$0.36	$0.29	$0.04
Weighted average shares of Class A common stock outstanding (1):
Basic	30,898	23,821	23,338
Diluted	32,926	25,560	50,635
________________________________________________________________
(1)Basic and diluted earnings per Class A common stock is applicable only for the period after the Company’s IPO. See Note 20, Earnings Per Share.
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$27,820	$25,062	$5,986
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax effect of $(282), $51 and $— for the years ended December 31, 2019, 2018 and 2017, respectively	1,458	(2,020)	802
Comprehensive income	29,278	23,042	6,788
Less: Comprehensive income attributable to non-controlling interests	16,595	16,552	1,031
Comprehensive income attributable to Funko, Inc.	$12,683	$6,490	$5,757
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$25,229	$13,486
Accounts receivable, net	151,564	148,627
Inventory	62,124	86,622
Prepaid expenses and other current assets	20,280	11,904
Total current assets	259,197	260,639
Property and equipment, net	65,712	44,296
Operating lease right-of-use assets	62,901	—
Goodwill	124,835	116,078
Intangible assets, net	221,492	233,645
Deferred tax asset	57,547	7,407
Other assets	4,783	4,275
Total assets	$796,467	$666,340
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$25,822	$20,000
Current portion long-term debt, net of unamortized discount	13,685	10,593
Current portion of operating lease liabilities	11,314	—
Accounts payable	42,531	36,130
Income taxes payable	637	4,492
Accrued royalties	34,625	39,020
Accrued expenses and other current liabilities	28,955	33,015
Total current liabilities	157,569	143,250
Long-term debt, net of unamortized discount	202,816	216,704
Operating lease liabilities, net of current portion	61,622	—
Deferred tax liability	341	5
Liabilities under tax receivable agreement, net of current portion	61,554	6,504
Deferred rent and other long-term liabilities	7,421	6,623
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 34,918 shares and 24,960 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	2
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,515 shares and 23,584 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	2
Additional paid-in-capital	204,174	146,154
Accumulated other comprehensive income	791	(167)
Retained earnings	20,442	8,717
Total stockholders' equity attributable to Funko, Inc.	225,411	154,708
Non-controlling interests	79,733	138,546
Total stockholders' equity	305,144	293,254
Total liabilities and stockholders' equity	$796,467	$666,340
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
(In thousands)

	Member Units		Recourse Loans To Management	Other Comp- rehensive Income	Members' Earnings (Deficit)	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comp- rehensive Income	Retained Earnings	Non- Controlling Interests	Total
	Units	Amounts				Shares	Amount	Shares	Amount
January 1, 2017	243	$277,401	$(773)	$—	$(59,251)	—	$—	—	$—	$—	$—	$—	$—	$217,377
Equity issued in connection with acquisition prior to Transactions	2	5,313	—	—	—	—	—	—	—	—	—	—	—	5,313
Warrants issued in connection with long-term debt prior to Transactions	—	—	—	—	5,726	—	—	—	—	—	—	—	—	5,726
Equity-based compensation prior to Transactions	—	4,571	159	—	—	—	—	—	—	—	—	—	—	4,730
Net income prior to Transactions	—	—	—	—	2,684	—	—	—	—	—	—	—	—	2,684
Cumulative translation adjustment prior to Transactions	—	—	—	1,184	—	—	—	—	—	—	—	—	—	1,184
Distribution to members prior to Transactions	—	—	—	—	(72,965)	—	—	—	—	—	—	—	—	(72,965)
Contributions from members prior to Transactions	5	5,000	—	—	—	—	—	—	—	—	—	—	—	5,000
Recourse loans to management prior to Transactions	—	—	188	—	—	—	—	—	—	—	—	—	—	188
Effect of Transactions	(250)	(292,285)	426	(1,184)	123,806	12,921	1			168,052	572		612	—
Sale of Class A common stock in initial public offering, net	—	—	—	—	—	10,417	1	—	—	108,919	—	—	—	108,920
Issuance of Class B common stock	—	—	—	—	—	—	—	24,976	2	—	—	—	—	2
Net deferred tax adjustments resulting from the Transactions	—	—	—	—	—	—	—	—	—	(1,241)	—	—	—	(1,241)
Unrecognized tax benefits resulting from the Transactions	—	—	—	—	—	—	—	—	—	(254)	—	—	—	(254)
Non-controlling interests related to purchase of common units from FAH, LLC	—	—	—	—	—	—	—	—	—	(147,254)	—	—	147,254	—
Equity-based compensation subsequent to Transactions	—	—	—	—	—	—	—	—	—	844	—	—	—	844
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	234	—	249	483
Net income subsequent to the Transactions	—	—	—	—	—	—	—	—	—	—	—	1,254	2,047	3,301
Period ended December 31, 2017	—	$—	$—	$—	$—	23,338	$2	24,976	$2	$129,066	$806	$1,254	$150,162	$281,292
Distribution to continuing equity owners	—	—	—	—	—	—	—	—	—	—	—	—	(20,441)	(20,441)
Equity-based compensation	—	—	—	—	—	—	—	—	—	9,140				9,140
Shares issued for equity-based compensation awards	—	—	—	—	—	175	—	—	—	28	—	—	—	28
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	(973)	—	(1,047)	(2,020)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	—	—	—	—	—	193	—	—	—	193
Redemption of common units of FAH, LLC	—	—	—	—	—	1,447	—	(1,392)	—	7,727	—	—	(7,727)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	7,463	17,599	25,062
Period ended December 31, 2018	—	$—	$—	$—	$—	24,960	$2	23,584	$2	$146,154	$(167)	$8,717	$138,546	$293,254
Distribution to continuing equity owners	—	—	—	—	—	—	—	—	—	—	—	—	(23,924)	(23,924)
Equity-based compensation	—	—	—	—	—	—	—	—	—	13,044				13,044
Shares issued for equity-based compensation awards	—	—	—	—	—	359	—	—	—	2,218	—	—	—	2,218
Shares issued for purchase consideration	—	—	—	—	—	127	—	—	—	2,221	—	—	—	2,221
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	958	—	500	1,458
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	—	—	—	—	—	(10,947)	—	—	—	(10,947)
Redemption of common units of FAH, LLC	—	—	—	—	—	9,472	1	(9,069)	(1)	51,484	—	—	(51,484)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	11,725	16,095	27,820
Period ended December 31, 2019	—	$—	$—	$—	$—	34,918	$3	14,515	$1	$204,174	$791	$20,442	$79,733	$305,144
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Operating Activities
Net income	$27,820	$25,062	$5,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	44,518	39,116	31,975
Equity-based compensation	13,044	9,140	5,574
Accretion of discount on long-term debt	952	1,414	3,887
Amortization of debt issuance costs	258	709	534
Loss on debt extinguishment	—	4,547	5,103
Deferred tax benefit	(2,293)	(964)	(718)
Other	635	4,288	30
Changes in operating assets and liabilities:
Accounts receivable, net	(3,969)	(36,139)	(28,473)
Inventory	25,372	(8,886)	(17,206)
Prepaid expenses and other assets	(5,824)	8,736	(9,737)
Accounts payable	4,629	(16,375)	18,998
Income taxes payable	(3,618)	2,177	2,268
Accrued royalties	(4,403)	13,495	2,650
Accrued expenses and other liabilities	(6,356)	3,671	2,966
Net cash provided by operating activities	90,765	49,991	23,837

Investing Activities
Purchase of property and equipment	(42,264)	(26,866)	(33,562)
Acquisitions, net of cash	(6,369)	(635)	(31,653)
Net cash used in investing activities	(48,633)	(27,501)	(65,215)

Financing Activities
Borrowings on line of credit	42,083	316,390	153,383
Payments on line of credit	(36,383)	(307,191)	(149,311)
Debt issuance costs	(411)	—	—
Proceeds from long-term debt, net	—	230,011	66,336
Payment of long-term debt	(11,750)	(231,338)	(59,000)
Payment of subordinated debt, net	—	—	(20,000)
Proceeds from subordinated debt, net	—	—	20,000
Contingent consideration	—	(2,500)	(17,958)
Contributions from members	—	—	5,000
Proceeds from initial public offering, net of underwriters discount and commissions	—	—	117,337
Proceeds from issuance of Class B common stock	—	—	2
Distributions to continuing equity owners	(23,923)	(20,441)	(72,777)
Payments under tax receivable agreement	(173)	—	—
Proceeds from exercise of equity-based options	2,217	23	—
Net cash provided by (used in) financing activities	(28,340)	(15,046)	43,012

Effect of exchange rates on cash and cash equivalents	(2,049)	(1,686)	(67)

Net increase in cash and cash equivalents	11,743	5,758	1,567
Cash and cash equivalents at beginning of period	13,486	7,728	6,161
Cash and cash equivalents at end of period	$25,229	$13,486	$7,728

Supplemental Cash Flow Information
Cash paid for interest	$12,313	$19,403	$25,360
Income tax payments	14,125	2,311	—
Accrual for purchases of property and equipment	5,362	1,137	1,607
Establishment of liabilities under tax receivable agreement	59,045	6,771	—
Issuance of equity instruments for acquisitions	2,221	—	5,313
Issuance of warrants for Class A units in connection with long-term debt	—	—	5,061
Issuance of warrants for common units in connection with long-term debt	—	—	665
Reimbursement of management recourse loans	—	—	773
Tenant allowance	3,201	168	—
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
As the Transactions, discussed further in Note 18, Stockholders’ Equity, are considered transactions between entities under common control, the financial statements reflect the combined entities for all periods presented.

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

Cash Equivalents
Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than 5 days and were $0.2 million and $0.1 million for December 31, 2019 and 2018, respectively.
Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. As of December 31, 2019 and 2018, the balance of accounts receivable consisted of 8% and 10%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.
For the years ended December 31, 2019, 2018 and 2017 there was no individual customer that generated net sales over 10%.
For the year ended December 31, 2019, 13%, 11%, and 11% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2018, there were three license agreements that accounted for more than 10% of sales. For the year ended December 31, 2017, there were no license agreements that accounted for more than 10% of sales.
The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.
Inventory
Inventory consists primarily of figures, plush, apparel, homewares, accessories, games and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. The Company maintains reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. The Company estimates obsolescence based on assumptions regarding future demand. Inventory costs include direct product costs and freight costs.
During the year ended December 31, 2019, we recorded a $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity. This charge is incremental to normal course reserves.
Property and Equipment
Property and equipment is stated at historical cost, net of accumulated depreciation, and, if applicable, impairment charges. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Asset	Lives (in years)
Tooling and molds	2
Furniture, fixtures, and warehouse equipment	2 to 7
Computer equipment, software and other	3 to 5
Leasehold improvements	Lesser of useful life or term of lease
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
We have made an accounting policy election to exclude from revenue all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value-added, and certain excise taxes).
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
We have elected the practical expedient to not recognize a significant financing component for contracts that include payments terms of one year or less. We have also elected the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.
Shipping Revenue and Costs
Shipping and handling costs include inbound freight costs and the cost to ship product to the customer and are included in cost of sales. Shipping fees billed to customers are included in net sales.
Royalties
We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset, either current or long- term based on when we expect to realize revenues under the related licensing agreement. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2019, we recorded a prepaid asset of $13.0 million, net of a reserve of $2.4 million. As of December 31, 2018, we recorded a prepaid asset of $5.5 million, net of a reserve of $5.5 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2019, 2018 and 2017, were $126.8 million, $110.7 million and $77.1 million, respectively.
Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2019, 2018 and 2017 were $11.3 million, $10.1 million, and $9.1 million, respectively.
The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of operations because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.
Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations as incurred. Product design and development costs for the years ended December 31, 2019, 2018 and 2017, were $5.2 million, $4.7 million, and $4.7 million, respectively.

Foreign currency
We have international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive income on the consolidated statements of comprehensive income. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other expense (income), net on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded gains of $0.7 million, $0.1 million and a nominal amount for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The new lease standard also provides practical expedients and policy elections for an entity’s ongoing accounting. The Company has elected the practical expedient to not separate lease and non-lease components for all of its leases. The Company has also elected the short-term lease recognition exemption, which results in no recognition of right-of-use assets and lease liabilities for short-term leases.

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

The cumulative effect of initially applying the new lease accounting standard as of January 1, 2019 is as follows (in thousands):

	January 1, 2019
	Beginning balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets:
Operating lease right-of-use assets	$—	$33,014	$33,014

Liabilities and Stockholders' Equity:
Current portion of operating lease liabilities	$—	$7,380	$7,380
Accrued expenses and other current liabilities	$33,015	$(429)	$32,586
Operating lease liabilities, net of current portion	$—	$30,076	$30,076
Deferred rent and other long-term liabilities	$6,623	$(4,013)	$2,610

3. Acquisitions
Acquisitions completed during the year ended December 31, 2019
On February 11, 2019, the Company acquired 100% of the membership interests of Forrest-Pruzan Creative LLC (the “Forrest-Pruzan Acquisition”), a board game development studio in Seattle, WA, which now operates as Funko Games, LLC. This transaction represents an opportunity to expand the Company’s product offerings into the board game category. The purchase consideration consists of $6.5 million in cash and 126,757 shares of the Company’s Class A common stock with a fair value of $2.2 million paid at closing, $1.5 million cash holdback due to the sellers in 18 months, subject to certain conditions as per the agreement, and $2 million in cash due after a 24-month deferral period. The total purchase consideration of $11.9 million was allocated on a relative fair value basis between net assets acquired and liabilities assumed of $11.6 million and noncompetition agreements entered into contemporaneously with the acquisition of $0.3 million. The Company has finalized its analysis of the opening balance sheet balances and assumptions over the fair value of assets and liabilities acquired and purchase consideration transferred.
Goodwill of $8.5 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recognized in connection with the Forrest-Pruzan Acquisition primarily reflects relevant skills and industry knowledge of the retained workforce, as well as intangible assets that do not qualify for separate recognition.

The activity of Funko Games, LLC included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2019 was not material.

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

The following table summarizes the identifiable intangible assets acquired in connection with the transactions described above and their estimated useful lives as of February 11, 2019:

	Estimated Fair Value of Assets Acquired	Estimated Useful Life
	(in thousands)	(Years)
Intangible asset type:
Intellectual property	$720	3
Customer relationships	2,580	3
Intangible assets	3,300
Acquisitions completed during the year ended December 31, 2017
In 2017, the Company completed three acquisitions that were accounted for as business combinations by applying the acquisition method of accounting, where identifiable tangible and intangible assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value and goodwill is calculated as the excess of the purchase price paid over the net assets acquired.
A Large Evil Corporation Limited. On November 28, 2017 , the Company acquired all of the outstanding equity of A Large Evil Corporation Limited (“A Large Evil Corporation Acquisition”), an animation studio based in the United Kingdom. The preliminary purchase consideration included $3.9 million paid in cash and additional $1.0 million due to the sellers based on certain working capital adjustments and other conditions as per the agreement. The purchase price allocation was finalized during the third quarter of 2018 and the estimated fair value of the assets acquired and liabilities assumed has been finalized.  The finalization of the purchase price allocation resulted in no change from the preliminary estimate. Costs, such as advisory, legal and accounting fees the Company incurred related to A Large Evil Corporation Acquisition were $0.1 million for the year ended December 31, 2017 and are recorded within acquisition transaction costs in the consolidated statements of operations.
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
The activity of Loungefly included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2017 was net sales of $17.0 million and net income of $1.9 million.
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
The activity of Funko UK, Ltd. included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2017 was net sales of $93.4 million and a net income of $2.3 million for the year ended December 31, 2017. The Company’s U.K. operations are subject to U.K. income taxes, which were $0.5 million for the period from the acquisition date to December 31, 2017 and are included within income tax expense on the consolidated statements of operations.
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

The purchase consideration for the acquisitions was as follows:

	Purchase Consideration
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash paid	$16,113	$12,554	$3,862
Transaction fees paid (incurred) on behalf of seller	1,777	—	—
Working capital adjustment to be paid in cash	635	1,784	1,003
Fair value of Class A Units issued	2,131	3,182	—
Fair value of contingent consideration	—	2,470	—
Purchase consideration	$20,656	$19,990	$4,865
The purchase price allocations for the acquisitions were as follows:

	Assets (Liabilities) Acquired (Assumed) at Fair Value
	Loungefly	Underground Toys Limited	A Large Evil Corporation Limited
	(in thousands)
Cash	$1,501	$—	$645
Accounts receivable	3,315	—	30
Inventory	2,351	15,263	—
Other current assets	132	1,122	321
Property and equipment	214	289	76
Intangible assets	12,605	6,500	—
Goodwill	11,249	3,438	4,000
Current liabilities	(10,711)	(6,622)	(207)
Consideration transferred	$20,656	$19,990	$4,865

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

No impairment charges relating to goodwill were recorded in the years ended December 31, 2019, 2018 and 2017.
The following table presents the balances of goodwill as of 2019 and 2018 (in thousands).

Goodwill
Balance as of January 1, 2018	$114,162
Measurement period adjustment	1,773
Foreign currency remeasurement	143
Balance as of December 31, 2018	$116,078
Acquisitions	8,465
Foreign currency remeasurement	292
Balance as of December 31, 2019	$124,835
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment charges relating to intangible assets were recorded in the years ended December 31, 2019, 2018 and 2017.
The following table provides the details of identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2019			December 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$115,131	$(24,047)	$91,084	$114,411	$(18,115)	$96,296
Trade names	10 - 20	83,359	(17,450)	65,909	83,358	(13,182)	70,176
Customer relationships	3 - 20	71,620	(15,633)	55,987	68,891	(11,053)	57,838
Licensor relationships	10 - 20	11,222	(2,915)	8,307	11,122	(1,790)	9,332
Supplier relationships	2	316	(316)	—	304	(301)	3
Noncompetition agreements	3	290	(85)	205	—	—	—
Total		$281,938	$(60,446)	$221,492	$278,086	$(44,441)	$233,645
Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $15.9 million, $15.0 million, and $14.4 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2019 was as follows (in thousands):

Amortization
2020	$16,057
2021	16,057
2022	15,004
2023	14,860
2024	14,860
Thereafter	144,654
Total	$221,492

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
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$153,918	$151,676
Less: Allowance for doubtful accounts	(2,354)	(3,049)
Accounts receivable, net	$151,564	$148,627
Accounts receivable includes a $3.4 million and $0.2 million tenant improvement receivable from a lessor as of December 31, 2019 and 2018, respectively. In addition, accounts receivable as of December 31, 2019 includes an income tax receivable of $3.8 million. The remaining balance is customer receivables. Bad debt expense was $1.1 million, $1.9 million and $5.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Activity in our allowance for doubtful accounts was as follows:

	December 31,
	2019	2018
Allowance for doubtful accounts - beginning	$3,049	$3,855
Charged to costs and other	1,094	1,908
Write offs	(1,789)	(2,714)
Allowance for doubtful accounts - ending	$2,354	$3,049

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid deposits for inventory and molds	$835	$2,138
Prepaid royalties, net	13,016	5,465
Other prepaid expenses and current assets	6,429	4,301
Prepaid expenses and other current assets	$20,280	$11,904

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Tooling and molds	$88,070	$70,368
Leasehold improvements	33,942	18,366
Computer equipment, software and other	10,186	8,401
Furniture, fixtures and warehouse equipment	11,231	8,868
Construction in progress	9,434	97
	$152,863	$106,100
Less: Accumulated depreciation	(87,151)	(61,804)
Property and equipment, net	$65,712	$44,296
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $26.2 million, $24.1 million, and $17.6 million, respectively.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and compensation	$13,141	$11,138
Accrued shipping & freight costs	1,732	3,628
Accrued sales taxes	687	673
Deferred rent	—	429
Current liabilities under tax receivable agreement	4,262	266
Other current liabilities	9,133	16,881
Accrued liabilities and other current liabilities	$28,955	$33,015

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
Contingent Consideration. The Company measures contingent consideration obligations at the acquisition date of a business combination, and at each balance sheet date, at fair value, with changes in fair value recognized in its consolidated statements of operations. Fair value is measured using the discounted cash flow method and based on assumptions the Company believes would be made by a market participant. Significant market inputs used to determine fair value included probabilities of the likelihood of assignment of license agreements and successful achievement of the EBITDA threshold that would trigger contingent purchase consideration, the timing of when the payments will be made, and the discount rate. Significant changes to these assumptions would result in a significantly lower or higher fair value measurement. The valuation represents a Level 3 measurement within the fair value hierarchy.
The Company recorded an estimated $2.5 million in contingent consideration at the time the Company acquired Underground Toys Limited, which was paid out in 2018.
The following table sets forth the fair value and a summary of changes to the fair value of these Level 3 financial liabilities (in thousands):

Contingent Consideration
Balance at December 31, 2017	$2,500
Payments	(2,500)
Balance at December 31, 2018	$—
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
Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2019 and 2018, was approximately $246.1 million and $252.1 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2019 and 2018, were $242.3 million and $247.3 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and our standalone credit risk.
10. Debt
Debt consists of the following (in thousands):

	December 31,
	2019	2018
New Revolving Credit Facility	$25,822	$20,000

New Term Loan Facility	220,313	232,063
Debt issuance costs	(3,812)	(4,766)
Total term debt	216,501	227,297
Less: current portion	13,685	10,593
Long-term debt, net	$202,816	$216,704

Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

New Term Loan Facility
2020	$14,688
2021	23,500
2022	24,969
2023	29,375
2024	127,781
Total	$220,313
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

On February 11, 2019, the Company amended the New Credit Facilities to increase the New Revolving Credit
Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the New
Credit Facilities prior to such amendment. On September 23, 2019, the Company entered into a second amendment to the New Credit Facilities (the “Amendment”) The Amendment extends the maturity date of the term loans and revolving credit facility under the credit agreement to September 23, 2024, reduces the interest margin applicable to all loans under the credit agreement by 0.75% and reduces certain fees incurred under the credit agreement. The Amendment also allows the Company to request that the New Term Loan Facility be increased by an additional $25.0 million.
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
The New Credit Facilities are secured by substantially all assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions.  As of December 31, 2019, we were in compliance with all of the covenants in our New Credit Facilities.
The Borrowers may request that the New Credit Facilities be increased by an additional $25.0 million.  At December 31, 2019, the Company had $220.3 million and $25.8 million of borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of December 31, 2019 and 2018.
Subordinated Promissory Notes
On June 26, 2017, FAH, LLC issued promissory notes payable to certain of its members, including several members of management and its majority owner, in the aggregate principal amount of $20.0 million (the “Subordinated Promissory Notes”). Borrowings under the Subordinated Promissory Notes accrued interest at a rate equal to 11.0% per year for the first 90 days after their effective date, increasing to 13.0% per year 91 days after such effective date and 15.0% per year 181 days after such effective date. Proceeds from the Subordinated Promissory Notes were used to finance a portion of the contingent consideration related to the ACON Acquisition that was paid out during the year ended December 31, 2018.
In November 2017, all of the outstanding aggregate principal balance and accrued interest on the Subordinated Promissory Notes of $20.9 million was repaid in connection with Funko, Inc.’s IPO.
11. Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For the year ended December 31, 2019, differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the audited consolidated balance sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the audited consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. For the years ended December 31, 2018 and 2017, differences between rent expense and rent paid was recorded as deferred rent on the consolidated balance sheets. In addition, for the years ended December 31, 2018 and 2017, tenant improvement allowances were recorded as deferred rent on the consolidated balance sheets and amortized on a straight-line basis over the lease term as a reduction of rent expense. Rent expense was $14.9 million, $11.7 million and $6.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, the Company had recorded operating lease liabilities of $72.9 million and operating lease right-of-use assets of $62.9 million. During the year ended December 31, 2019, operating cash outflows relating to operating lease liabilities was $8.3 million and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $33.3 million, net of lease incentives obtained of $3.2 million. As of December 31, 2019, the Company’s operating leases had a weighted-average remaining term of 7.9 years and weighted-average discount rate of 6.55%. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.
The future payments on the Company’s operating lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$11,758
2021	12,678
2022	11,159
2023	11,425
2024	10,982
Thereafter	37,168
Total lease payments	95,170
Less: imputed interest	(22,234)
Total	$72,936

12. Income Taxes
Income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$21,414	$22,157	$4,583
Foreign	10,882	8,337	2,669
Income before income taxes	$32,296	$30,494	$7,252
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

The components of the Company’s income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$4,216	$4,075	$1,178
State and local	601	486	365
Foreign	1,952	1,758	952
Current income taxes	$6,769	$6,319	$2,495
Deferred income taxes:
Federal	$(2,333)	$(803)	$(727)
State and local	(185)	(70)	(16)
Foreign	225	(14)	(486)
Deferred income taxes	(2,293)	(887)	(1,229)
Income tax expense	$4,476	$5,432	$1,266
A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	34.0%
State and local income taxes, net of federal benefit	1.0	1.1	4.5
Foreign taxes	5.9	5.1	6.4
Non-deductible expenses	(0.8)	4.3	0.1
Enactment of the Tax Cuts and Jobs Act	—	—	64.7
Change in valuation allowance	4.9	—	(69.2)
Non-controlling interest	(10.8)	(13.7)	(9.5)
Share-based Compensation	(2.6)	—	0.0
LLC flow-through structure	—	—	(16.9)
Return to Provision	(3.0)	(1.7)	—
Other, net	(1.7)	1.7	3.4
Income tax expense	13.9%	17.8%	17.5%
Our effective income tax rate for 2019 and 2018 was 13.9% and 17.8%, respectively. The Company’s annual effective tax rate in 2019 and 2018 was less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. In addition, the 2017 effective tax rate was impacted by the Tax Act and LLC flow through structure. The Tax Act reduces the U.S. federal corporate tax rate to 21%, which negatively impacted our effective tax rate by reducing our deferred tax assets. The non-controlling interest benefited our effective tax rate by reducing our allocable share of taxable income subject to U.S. federal, state and local income taxes. In 2017, the LLC flow-through structure benefited our effective tax rate as prior to the IPO we were subject to certain LLC entity-level taxes and foreign taxes but generally not subject to entity-level U.S. federal income taxes.

Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Investment in partnership	$53,464	$18,290
Tax Receivable Agreement liability	14,929	1,544
Stock-based compensation	2,666	456
Foreign Tax Credit	208	—
Property and equipment	—	10
Other	—	51
Gross deferred tax assets	71,267	20,351
Valuation allowance	(11,242)	(8,803)
Deferred tax assets, net of valuation allowance	60,025	11,548
Deferred tax liabilities:
Investment in partnership	(2,246)	(4,146)
Property and equipment	(341)	—
Other	(232)	—
Gross deferred tax liabilities	(2,819)	(4,146)
Net deferred tax liabilities	$57,206	$7,402
As of December 31, 2019 and 2018, the Company did not have any federal or state net operating loss carryforwards for income tax purposes.
The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  As of December 31, 2019 and 2018, the Company recognized a deferred tax asset of $53.5 million and $18.3 million, respectively, associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2019 and 2018, the Company established a valuation allowance in the amount of $11.2 million and $8.8 million, respectively, against the deferred tax asset.
Accounting for the Tax Cuts and Jobs Act
In December 2017, the Tax Act was passed. The Tax Act changed existing U.S. tax law, including U.S. corporate tax rates, business-related exclusions, and deductions and credits. The accounting for the income tax effects of the Tax Act has been completed. The significant impacts from the Tax Act are primarily due to the lower U.S. federal corporate tax rate of 21%. The impact to the consolidated statement of operations was an additional $4.7 million of income tax expense recorded for the year ended December 31, 2017. This expense reflects the revaluation of our net deferred tax assets based on a U.S. federal corporate tax rate of 21%.
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

The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017

Unrecognized tax benefits at January 1	$490	$490	$—
Increases for positions taken in current year	—	—	490
Unrecognized tax benefits at December 31	$490	$490	$490
Of the $0.5 million of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, $0.2 million would impact the effective tax rate if recognized.
Interest and penalties related to income tax matters are classified as a component of income tax expense. As of December 31, 2019, and 2018, we have not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.
Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2016 and subject to examination for all foreign income tax returns for fiscal 2018 and 2019. There were no open tax examinations at December 31, 2019 and 2018.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 13, Liabilities under Tax Receivable Agreement.
13. Liabilities under Tax Receivable Agreement
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
The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2019 and 2018, the Company acquired an aggregate of 9.5 million and 1.4 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.  As a result of these exchanges, during the years ended December 31, 2019 and 2018, the Company recognized an increase to its net deferred tax assets in the amount of $48.1 million and $7.0 million, respectively, and corresponding Tax Receivable Agreement liabilities of $59.0 million and $6.8 million, respectively, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on our estimate of future taxable income. The Company did not record any liabilities for the Tax Receivable Agreement during the year ended December 31, 2017.
In addition, during the year ended December 31, 2019 the Company recognized $0.2 million of expenses in other (income) expense, net on our consolidated statements of operations related to remeasurement adjustments of Tax Receivable Agreement liabilities. There were no remeasurement adjustments made to Tax Receivable Agreement liabilities during the years ended December 31, 2018 and 2017.
There were $0.2 million payments made pursuant to the Tax Receivable Agreement during the year ended December 31, 2019. There were no payments made during the years ended December 31, 2018 and 2017.
As of December 31, 2019 and 2018, the Company’s total obligation under the Tax Receivable Agreement was $65.8 million and $6.8 million, respectively, of which $4.3 million and $0.3 million, respectively, was included in Accrued expenses and other current liabilities consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as we concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. The Company did not have any obligations under the Tax Receivable Agreement as of December 31, 2017.
14. Commitments and Contingencies
The following table summarizes the Company’s future minimum commitments as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Long term debt and related interest (1)	$26,825	$34,532	$34,683	$37,565	$132,849	$—	$266,454
Operating leases	11,758	12,678	11,159	11,425	10,982	37,168	95,170
Liabilities under tax receivable agreement (2)	4,262	3,762	3,525	3,592	3,665	47,010	65,816
Minimum royalty obligations (3)	24,011	2,489	29	19	—	—	26,548
New Revolving Credit Facility (4)	25,822	—	—	—	—	—	25,822
Total	$92,678	$53,461	$49,396	$52,601	$147,496	$84,178	$479,810
(1)We estimated interest payments through the maturity of our New Credit Facilities by applying the effective interest rate of 5.99% in effect as of December 31, 2019 under our Term Loan A Facility. See Note 10, Debt.
(2)See Note 13, Liabilities under Tax Receivable Agreement.
(3)Represents minimum guaranteed royalty payments under licensing arrangements.
(4)Represents the amount owed as of December 31, 2019 under our New Revolving Credit Facility.
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

Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. See Note 11, Leases.
Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 13, Liabilities under Tax Receivable Agreement.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Robert Lowinger v. Funko, Inc. et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against the Company and certain of its officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al (filed on March 27, 2018), were filed against the Company, certain of its officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of the Company's officers and directors, and ACON. On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.  On April 2, 2018, a putative class action lawsuit entitled Jacobs v. Funko, Inc. et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On May 21, 2018, the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss that action. Plaintiffs filed their opposition to the Company's motion to dismiss on October 31, 2018, and the Company filed its reply to plaintiffs’ opposition on November 30, 2018. Oral argument on the motion to dismiss was held on May 3, 2019. On August 2, 2019, the Superior Court of Washington in and for King County dismissed the consolidated action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that

Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The Company anticipates that the motion will be fully briefed by March 11, 2020, and that oral argument on the motion will take place March 27, 2020.
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
The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al. have agreed to a stay of that action pending developments in the state case. The complaints in both state and federal court allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by plaintiff and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.
15. Segments
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

	Year ended December 31,
	2019	2018	2017
Figures	80.8%	81.6%	81.8%
Other	19.2%	18.4%	18.2%
The following tables present summarized geographical information (in thousands):

	Year ended December 31,
	2019	2018	2017
Net sales:
United States	$523,897	$466,044	$376,087
International	271,225	220,029	139,997
Total net sales	$795,122	$686,073	$516,084

	December 31,
	2019	2018
Long-lived assets:
United States	$78,394	$23,781
Vietnam and China	19,606	20,662
United Kingdom	35,396	4,128
Total long-lived assets	$133,396	$48,571

16. Related Party Transactions
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
The Company had no management fees for the year ended December 31, 2019 and 2018, respectively. The Company recognized $1.7 million in management fees for the years ended December 31, 2017. These fees are recorded within selling, general and administrative expenses. As of December 31, 2019 and 2018, there were no amounts due to ACON Equity Management.
Promissory and Subordinated Promissory Notes
In October 2015, the Company entered into subscription agreements with several members of management (the “Purchasers”) to purchase FAH, LLC Class A units having an aggregate purchase price of $0.9 million. Funko, LLC entered into a secured promissory note with each Purchaser in an amount equal to the purchase price of the Class A units purchased by such individual. Amounts outstanding under the promissory notes were collateralized by all direct or indirect ownership interests of the Purchasers in FAH, LLC. The promissory notes had an 8% interest rate compounded on an annual basis, and were recorded as a non-cash transaction within members’ equity. The Company recognized interest on a cash basis when principal payments were made, and recorded a nominal amount of interest income for the year ended December 31, 2017. On October 5, 2017, outstanding aggregate principal and accrued interest of $0.2 million was forgiven for certain of FAH, LLC’s officers and executives. The remaining promissory notes were repaid as part of the reorganization Transactions, as defined below in “Reorganization Transactions.”
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
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. For the years ended December 31, 2019 and 2018, the Company recorded approximately $2.3 million and $5.1 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2019 and 2018, accounts receivable from Forbidden Planet were $0.2 million and $0.8 million on the consolidated balance sheet, respectively.
In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. For the year ended December 31, 2019, the Company obtained operating lease right-of-use assets in exchange for new operating lease obligations of $1.0 million and recorded $0.2 million of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s audited consolidated statements of operations. On October 12, 2019, one of the leases was modified, which had the effect of reducing the carrying value of the lease liability and associated right-of-use asset by $0.4 million. At December 31, 2019, the Company had recorded operating lease right-of-use assets and operating lease liabilities of $0.6 million related to the leases.

17. Employee Benefit Plans
We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.  The Company’s employer matching contributions were $1.6 million, $1.1 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
18. Stockholders’ Equity
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
Reorganization Transactions
On November 1, 2017, in connection with the completion of the IPO, the Company completed a series of reorganization Transactions. The Transactions included the following:
•The amendment and restatement of the existing FAH, LLC limited liability company agreement (the “FAH LLC Agreement”) to, among other things, (i) convert all existing ownership interests (including vested profits interests and all unvested profits interests and existing warrants to purchase ownership interests in FAH, LLC) into common units of FAH, LLC (subject to common units received in exchange for unvested profits interests remaining subject to time-based vesting requirements), and (ii) appoint the Company as FAH, LLC’s sole managing member upon its acquisition of common units in connection with the IPO;
•The amendment and restatement of the Company’s certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holders to one vote per share on all matters presented to stockholders generally and (ii) for Class B common stock, with each share of Class B common stock entitling its holders to one vote per share on all matters presented to stockholders generally and that shares of Class B common stock may only be held by the Continuing Equity Owners and their permitted transferees;
•Certain funds affiliated with ACON Funko Investors (the “Former Equity Owners”) exchanged their indirect ownership interests in common units of FAH, LLC for 12,921,039 shares of Class A common stock on a one-for-one basis; and
•The Company entered into (i) a stockholders’ agreement with ACON Funko Investors and the Former Equity Owners, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”) and Brian Mariotti, the Company’s Chief Executive Officer, (ii) a registration rights agreement with certain of the Original Equity Owners (including each of the Company’s executive officers), and (iii) a tax receivable agreement (the “Tax Receivable Agreement”) with FAH, LLC and each of the Continuing Equity Owners.
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
Funko, Inc. 2019 Incentive Award Plan. Effective April 18, 2019, the Company adopted the Funko, Inc. 2019 Incentive Award Plan (the "2019 Plan"). We have also reserved for issuance an aggregate number of shares under the 2019 Plan equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors.
A summary of 2017 Plan stock option activity for the year ended December 31, 2019 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2018	1,853	$12.79	$1,950	8.84
Granted	1,073	20.23	—
Exercised	(115)	13.52	996
Forfeited	(128)	16.48	609
Outstanding at December 31, 2019	2,683	15.55	7,524	8.60
Options exercisable at December 31, 2019	839	$12.62	$3,875	8.16
A summary of 2017 Plan restricted stock unit activity for the year ended December 31, 2019 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Unvested at December 31, 2018	1,674	$14.81	$22,023	4.06
Granted	123	20.45	2,515
Vested	(203)	11.88	4,116
Forfeited	(46)	12.09	986
Unvested at December 31, 2019	1,548	$15.72	$26,564	3.14
As of December 31, 2019, the Company had not issued any awards under the 2019 Plan.
Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.
A summary of FAH, LLC stock option activity for the year ended December 31, 2019 is as follows:

	FAH, LLC Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2018	552	0.41	7,038	4.91
Exercised	(116)	0.31	2,408
Forfeited	—
Cancelled	—
Outstanding at December 31, 2019	436	$0.43	$7,299	3.87
Options exercisable at December 31, 2019	436	$0.43	$7,299	3.87
Unvested common units in FAH, LLC. In connection with the IPO, unvested common units to purchase profit interests in FAH, LLC were converted into 1,901,327 unvested common units of FAH, LLC.

A summary of unvested common unit activity for the year ended December 31, 2019 is as follows:

	Common Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2018	625	$2,360
Granted	—	—
Vested	(562)	2,204
Forfeited	(21)	46
Unvested at December 31, 2019	42	$110
Equity-based compensation expense. The Company measures and recognizes expense for its equity-based compensation granted to employees and directors based on the fair value of the awards on the grant date. The fair value of restricted stock units is based on the market price of Class A common stock on the date of grant. The fair value of option awards is estimated at the grant date using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:
•Volatility—this is estimated based primarily on historical volatilities of a representative group of publicly traded consumer product companies with similar characteristics
•Risk-free interest rate—this is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the award
•Expected term—represents the estimated period of time until an award is exercised and was calculated based on the simplified method
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future
For each of the options granted under the 2017 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2019	2018	2017
Expected term (years)	6.07	6.25	6.25
Expected volatility	38.7%	34.4%	29.5%
Risk-free interest rate	2.4%	2.8%	2.1%
Dividend yield	—%	—%	—%
Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statement of operations. Equity-based compensation for the years ended December 31, 2019, 2018 and 2017 were $13.0 million, $9.1 million and $5.4 million, respectively.
As of December 31, 2019, there was $29.0 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 3.0 years. Of this, $10.7 million is related to options to purchase Class A common stock in Funko, Inc., $18.2 million related to unvested restricted stock units in Class A common stock of Funko, Inc. and $0.1 million is related to unvested common units in FAH, LLC. As of December 31, 2019, the Company expected to recognize these costs over a remaining weighted average period of 2.9 years for options to purchase Class A units in Funko, Inc., and 3.1 years for unvested restricted stock units in Class A common stock of Funko, Inc. and 0.7 years for unvested common units in FAH, LLC.
19. Non-controlling Interests
In connection with the Transactions described in Note 18, Stockholders’ Equity, the Company became the sole managing member of FAH, LLC and as a result consolidates the financial results of FAH, LLC. The Company reports a non-controlling interest representing the common units of FAH, LLC held by the Continuing Equity Owners. Changes in Funko, Inc.’s ownership interest in FAH, LLC while Funko, Inc. retains its controlling interest in FAH, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of FAH, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when FAH, LLC has positive or negative net assets, respectively.
The Company used the net proceeds from its IPO to purchase 10,416,666 newly-issued common units of FAH, LLC. Additionally, in connection with the Transactions, certain funds affiliated with the Former Equity Owners exchanged their indirect ownership interests in common units of FAH, LLC for 12,921,039 shares of Class A common stock on a one-for-one basis.
Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2019, 2018 and 2017, Funko, Inc. owned 34.9 million, 25.0 million and 23.3 million of FAH, LLC common units, respectively, representing a 68.7%, 50.2% and 48.3% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $10.8 million, $6.4 million and $0.4 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2019, 2018 and 2017, respectively, and $2.2 million, $3.6 million and $0.5 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2019, 2018 and 2017, respectively.
20. Earnings per Share
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
As described in Note 18, Stockholders’ Equity, on November 1, 2017, the LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the common units of FAH, LLC, and (ii) exchange all of the then-existing membership interests of the Original Equity Owners for common units of FAH, LLC. This Recapitalization changed the relative membership rights of the Original Equity Owners such that retroactive application of the Recapitalization to periods prior to the IPO for the purposes of calculating earnings per share would not be appropriate.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from November 6, 2017 through December 31, 2017
Numerator:
Net income	$27,820	$25,062	$3,085
Less: net income attributable to non-controlling interests	16,095	17,599	2,047
Net income attributable to Funko, Inc. — basic	$11,725	$7,463	$1,038
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	1,219
Net income attributable to Funko, Inc. — diluted	$11,725	$7,463	$2,257
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	30,897,569	23,821,025	23,337,705
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	2,028,204	1,739,033	27,297,348
Weighted-average shares of Class A common stock outstanding — diluted	32,925,773	25,560,058	50,635,053
Earnings per share of Class A common stock — basic	$0.38	$0.31	$0.04
Earnings per share of Class A common stock — diluted	$0.36	$0.29	$0.04
For the years ended December 31, 2019 and 2018 and the period of November 6, 2017 to December 31, 2017 an aggregate of 20.1 million, 25.7 million and 1.8 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2019 and 2018, anti-dilutive securities included 19.1 million and 25.1 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

21. Quarterly Financial Information (Unaudited)

	Three Months Ended
	Dec. 31, 2019	Sept. 31, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 31, 2018	June 30, 2018	March 31, 2018
	(In thousands)
Net sales	$213,551	$223,307	$191,199	$167,065	$233,224	$176,915	$138,723	$137,211
Cost of sales (exclusive of depreciation and amortization)	151,125	137,801	119,998	103,656	149,172	109,046	85,884	86,644
Selling, general and administrative expenses	57,264	52,424	43,647	40,468	45,015	41,267	34,537	34,502
Net (loss) income	(6,288)	15,548	11,415	7,145	15,519	7,551	274	1,719
Net (loss) income attributable to non-controlling interests	(2,047)	6,909	6,283	4,950	10,292	5,981	204	1,122
Net (loss) income attributable to Funko, Inc.	(4,241)	8,639	5,132	2,195	5,227	1,570	70	597
Earnings (loss) per share of Class A common stock — basic	$(0.12)	$0.27	$0.17	$0.08	$0.21	$0.07	$—	$0.03
Earnings (loss) per share of Class A common stock — diluted	$(0.12)	$0.25	$0.16	$0.08	$0.20	$0.06	$—	$0.02

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of December 31, 2019, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act”)), were not effective at the reasonable assurance level due to the material weakness in the Company’s internal control over financial reporting described below.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective as a result of a material weakness in our internal control over financial reporting related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs at our Loungefly subsidiary.
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
Remediation Plan
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
Changes in Internal Control over Financial Reporting
Except for the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and will also appear in our definitive proxy statement for our 2020 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2019)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders			4,287,465	(1)
Stock Options	2,683,024	$15.55	—
Restricted Stock Units	1,548,029	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,231,053	$15.55	4,287,465
(1)Includes 1,287,465 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan and 3,000,000 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan will increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our Board of Directors.
Other
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-220856	4.1	10/23/2017
4.2	Description of Securities					*
10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.015 Option Plan, Amended and Restated as of November 1, 2017.	10-K	001-38274	10.1	3/19/2018
10.2 †	Form of Option Agreement Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan. Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/2017
10.3 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/2018
10.6 †	Employment Agreement, dated October 30, 2015, by and between Funko, LLC and Brian Mariotti.	S-1	333-220856	10.18	10/6/2017
10.7 †	Offer letter, dated September 29, 2013, by and between Funko, LLC and Russell Nickel.	S-1	333-220856	10.19	10/6/2017
10.8 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Russell Nickel.	10-K	001-38274	10.8	3/19/2018
10.9 †	Offer letter, dated June 15, 2016, by and between Funko, LLC and Tracy Daw.	S-1	333-220856	10.21	10/6/2017
10.10 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Tracy Daw.	10-K	001-38274	10.10	3/19/2018
10.11 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Andrew Perlmutter.	10-K	001-38274	10.13	3/19/2018

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/2017
10.13 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.14 †	Funko, Inc. Non-Employee Director Compensation Policy.	10-K	001-38274	10.16	3/6/2019
10.15	Pledge and Security Agreement, dated as of October 30, 2015, by Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Funko, LLC, in favor of Cerberus Business Finance, LLC, as Collateral Agent.	S-1	333-220856	10.11	10/6/2017
10.16	Security Agreement Supplement, dated as of June 28, 2017, by Loungefly, LLC, in favor of Cerberus Business Finance, LLC, as Collateral Agent.	S-1	333-220856	10.12	10/6/2017
10.17	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.18	Stockholders Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, and Brian Mariotti.	10-K	001-38274	10.26	3/19/2018
10.19	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.20	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.21	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/2018
10.22	Credit Agreement dated October 22, 2018, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent and Collateral Agent, and each other financial institution from time to time party thereto	8-K	001-38274	10.1	10/25/2018
10.23	First Amendment to Credit Agreement, dated February 11, 2019, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent, Collateral Agent and L/C Issuer.	10-K	001-38274	10.33	3/6/2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.24	Amendment No. 2, dated as of September 23, 2019, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC, Funko Games, LLC, PNC Bank, National Association, as administrative agent and collateral agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/24/2019
10.25 †	Transition and Release of Claims Agreement, dated April 15, 2019, between Funko, Inc. and Russell Nickel.	8-K	001-38274	10.1	4/18/2019
10.26†	Amendment to Employment Agreement, dated April 24, 2019, by and between Funko, Inc. and Andrew Perlmutter.	10-Q	001-38274	10.2	5/3/2019
10.27†	Employment Agreement, dated July 22, 2019, between Funko, Inc. and Jennifer Fall Jung.	8-K	001-38274	10.1	7/23/2019
10.28†	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document.					***

101.SCH	XBRL Taxonomy Extension Schema Document.					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	XBRL Taxonomy Definition Linkbase Document.					***

101.LAB	XBRL Taxonomy Label Linkbase Document.					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					***
* Filed herewith
** Furnished herewith
*** Submitted electronically herewith
† Management contract or compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC.(Registrant)

Date: March 5, 2020	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mariotti	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2020
Brian Mariotti

/s/ Jennifer Fall Jung	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2020
Jennifer Fall Jung

/s/ Ken Brotman	Chairman of the Board and Director	March 5, 2020
Ken Brotman

/s/ Gino Dellomo	Director	March 5, 2020
Gino Dellomo

/s/ Charles Denson	Director	March 5, 2020
Charles Denson

/s/ Diane Irvine	Director	March 5, 2020
Diane Irvine

/s/ Adam Kriger	Director	March 5, 2020
Adam Kriger

/s/ Sarah Kirshbaum Levy	Director	March 5, 2020
Sarah Kirshbaum Levy

/s/ Michael Lunsford	Director	March 5, 2020
Michael Lunsford