Form 10-Q
period 2020-03-31
Funko, Inc.
filed 2020-05-07
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to _____________
Commission file number: 001-38274

FUNKO, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2593276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2802 Wetmore Avenue		98201
Everett	Washington
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020, the registrant had 34,971,644 shares of Class A common stock, $0.0001 par value per share, and 14,515,296 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, the remediation of our material weakness in internal control over financial reporting, anticipated future expenses and payments, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net sales	$136,700	$167,065
Cost of sales (exclusive of depreciation and amortization shown separately below)	81,417	103,656
Selling, general, and administrative expenses	47,313	40,468
Depreciation and amortization	10,989	10,230
Total operating expenses	139,719	154,354
(Loss) income from operations	(3,019)	12,711
Interest expense, net	2,655	4,072
Other expense, net	914	65
(Loss) income before income taxes	(6,588)	8,574
Income tax (benefit) expense	(856)	1,429
Net (loss) income	(5,732)	7,145
Less: net (loss) income attributable to non-controlling interests	(1,606)	4,950
Net (loss) income attributable to Funko, Inc.	$(4,126)	$2,195
(Loss) earnings per share of Class A common stock:
Basic	$(0.12)	$0.08
Diluted	$(0.12)	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	34,944	26,640
Diluted	34,944	28,458
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net (loss) income	$(5,732)	$7,145
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $458 and $(80) for the three months ended March 31, 2020 and 2019, respectively	(2,498)	653
Comprehensive (loss) income	(8,230)	7,798
Less: Comprehensive (loss) income attributable to non-controlling interests	(2,528)	5,332
Comprehensive (loss) income attributable to Funko, Inc.	$(5,702)	$2,466
See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$55,413	$25,229
Accounts receivable, net	105,176	151,564
Inventory	53,284	62,124
Prepaid expenses and other current assets	15,031	20,280
Total current assets	228,904	259,197
Property and equipment, net	64,470	65,712
Operating lease right-of-use assets	60,309	62,901
Goodwill	124,329	124,835
Intangible assets, net	217,183	221,492
Deferred tax asset	58,008	57,547
Other assets	4,730	4,783
Total assets	$757,933	$796,467
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$28,731	$25,822
Current portion of long-term debt, net of unamortized discount	16,642	13,685
Current portion of operating lease liabilities	11,949	11,314
Accounts payable	29,806	42,531
Income taxes payable	138	637
Accrued royalties	20,400	34,625
Accrued expenses and other current liabilities	28,080	28,955
Total current liabilities	135,746	157,569
Long-term debt, net of unamortized discount	197,175	202,816
Operating lease liabilities, net of current portion	59,345	61,622
Deferred tax liability	310	341
Liabilities under tax receivable agreement, net of current portion	61,557	61,554
Deferred rent and other long-term liabilities	7,202	7,421
Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 34,953 and 34,918 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,515 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Additional paid-in-capital	206,570	204,174
Accumulated other comprehensive (loss) income	(785)	791
Retained earnings	16,316	20,442
Total stockholders’ equity attributable to Funko, Inc.	222,105	225,411
Non-controlling interests	74,493	79,733
Total stockholders’ equity	296,598	305,144
Total liabilities and stockholders’ equity	$757,933	$796,467
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating Activities
Net (loss) income	$(5,732)	$7,145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	11,937	10,187
Equity-based compensation	2,413	2,748
Amortization of debt issuance costs and debt discounts	317	354
Other	851	(451)
Changes in operating assets and liabilities:
Accounts receivable, net	43,760	31,452
Inventory	7,312	11,662
Prepaid expenses and other assets	6,437	(3,838)
Accounts payable	(12,923)	(12,885)
Income taxes payable	(491)	933
Accrued royalties	(14,209)	(10,667)
Accrued expenses and other liabilities	(2,720)	(9,338)
Net cash provided by operating activities	36,952	27,302

Investing Activities
Purchases of property and equipment	(4,961)	(3,613)
Acquisitions of businesses and related intangible assets, net of cash	—	(6,369)
Net cash used in investing activities	(4,961)	(9,982)

Financing Activities
Borrowings on line of credit	28,267	22,543
Payments on line of credit	(25,281)	(20,000)
Debt issuance costs	—	(272)
Payments of long-term debt	(2,938)	(2,938)
Distributions to continuing equity owners	(2,675)	(8,052)
Payments under tax receivable agreement	(166)	—
Proceeds from exercise of equity-based options	41	1,149
Net cash used in financing activities	(2,752)	(7,570)

Effect of exchange rates on cash and cash equivalents	945	(690)

Net increase in cash and cash equivalents	30,184	9,060
Cash and cash equivalents at beginning of period	25,229	13,486
Cash and cash equivalents at end of period	$55,413	$22,546
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
The unaudited condensed consolidated financial statements include Funko, Inc. and its subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. The Company was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries.
On November 6, 2017, the Company completed an IPO and related reorganization transactions (the “Transactions”) that resulted in the Company being the sole managing member of FAH, LLC. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its unaudited condensed consolidated financial statements representing the common units of FAH, LLC interests still held by other owners of FAH, LLC (collectively, the “Continuing Equity Owners”).
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2020, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.
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
Significant Accounting Policies
Cash equivalents. As of March 31, 2020, cash equivalents included $29.9 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Evaluation of goodwill and other intangible assets for impairment. The Company evaluates goodwill for impairment annually on October 1 of each year and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets is below their carrying amounts. The Company has determined that it has one reporting unit for which discrete financial information is available and results are regularly reviewed by management.
During the three months ended March 31, 2020, the market capitalization of the Company declined below the Company’s book value, which is a triggering event that could indicate potential impairment. The decline of the Company’s market capitalization below book value began on approximately March 11, 2020, the day in which the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The fair value of the reporting unit was determined using a market approach which considered the current market capitalization of the Company as well as a control premium that was estimated based upon comparable market transactions to reflect the synergies and other benefits available to a market participant.
As a result of its analysis, the Company has determined that the fair value of its goodwill reporting unit exceeded its carrying value and therefore an impairment charge was not recorded for the three months ended March 31, 2020.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company has determined that the carrying amount of each of its intangible assets is recoverable as of March 31, 2020 based on the Company’s current financial forecasts. Therefore, no impairment charges relating to intangible assets were recorded for the three months ended March 31, 2020.
Further declines in the Company’s market capitalization, or more prolonged effects of the COVID-19 pandemic than currently estimated could result in an impairment of the Company’s goodwill or other intangible assets in the future. The carrying value of the Company’s goodwill and other intangible assets was $124.3 million and $217.2 million as of March 31, 2020, respectively.
A further description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2019.
3. Fair Value Measurements
The Company’s financial instruments, other than those discussed below, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at both March 31, 2020 and December 31, 2019, was approximately $246.1 million. The carrying values of the Company’s debt instruments at March 31, 2020 and December 31, 2019, were $242.5 million and $242.3 million, respectively.

4. Debt
Debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Revolving Credit Facility	$28,731	$25,822

Term Loan Facility	$217,359	$220,313
Debt issuance costs	(3,542)	(3,812)
Total term debt	213,817	216,501
Less: current portion	16,642	13,685
Long-term debt, net	$197,175	$202,816

Credit Facilities
On October 22, 2018 (the “Closing Date”), the Company entered into a new credit agreement (the “Credit Agreement”) providing for the Term Loan Facility in the amount of $235.0 million and the Revolving Credit Facility of $50.0 million (as amended, the “Credit Facilities”). On February 11, 2019, the Company amended the Credit Facilities to increase the Revolving Credit Facility to $75.0 million. On September 23, 2019, the Company entered into a second amendment to the Credit Facilities, which extends the maturity date of the term loans and revolving credit facility under the Credit Facilities to September 23, 2024, reduces the interest margin applicable to all loans under the Credit Facilities by 0.75% and reduces certain fees incurred under the Credit Agreement. The second amendment also allows the Company to request an additional $25.0 million increase to the Term Loan Facility.
As amended, the Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility in the first and second years of the Term Loan Facility, 10.00% of the original principal amount of the Term Loan Facility in the third and fourth years of the Term Loan Facility and 12.50% of the original principal amount of the Term Loan Facility in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment was on December 31, 2018. The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
As amended, loans under the Credit Facilities bear interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 2.50% or the Base Rate (as defined in the Credit Agreement) plus 1.50%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.
The Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all of the covenants in its Credit Facilities, as amended.
At March 31, 2020, the Company had $217.4 million and $28.7 million of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility, respectively. At December 31, 2019, the Company had $220.3 million and $25.8 million of borrowings outstanding under the Term Loan Facility and

Revolving Credit Facility, respectively. At March 31, 2020 and December 31, 2019, the Company had $46.3 million and $49.2 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of March 31, 2020 and December 31, 2019.
5. Liabilities under Tax Receivable Agreement
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
During the three months ended March 31, 2020, the Company acquired a nominal amount of common units of FAH, LLC in connection with the redemption of common units. In addition, there were $0.2 million in payments made pursuant to the Tax Receivable Agreement during the three months ended March 31, 2020.
During the three months ended March 31, 2019, the Company acquired an aggregate of 3.3 million common units of FAH, LLC in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the three months ended March 31, 2019 the Company recognized an increase to its net deferred tax assets in the amount of $13.9 million, and corresponding Tax Receivable Agreement liabilities of $18.6 million, representing 85% of the tax benefits due to the Continuing Equity Owners. There were no payments made pursuant to the Tax Receivable Agreement during the three months ended March 31, 2019

As of March 31, 2020, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $65.7 million, of which $4.1 million was included in Accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2019, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $65.8 million, of which $4.3 million was included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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

Debt
The Company has entered into a Credit Agreement which includes a term loan facility and a revolving credit facility. See Note 4, Debt.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that the Company and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in the Company’s October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. The Company intends to move to dismiss these actions following appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act.
On April 23, 2020, a shareholder derivative action brought on behalf of the Company against certain of its directors, alleging breach of fiduciary duties, unjust enrichment, and violations of the Securities Exchange Act based on the October 31, 2019 announcement and Form 10-Q, was filed in the United States District Court for the Central District of California. That action, captioned Cassella v. Mariotti et al., seeks, among other things, payment of damages to the Company and to disgorge the directors from all profits and benefits they obtained due to their alleged wrongful conduct. Defendants intend to seek to dismiss this action or stay it pending the outcome of the motion to dismiss the Securities Exchange Act actions.
The Company believes it has meritorious defenses to the claims in the above-referenced suits and any liability for the alleged claims is not currently probable or reasonably estimable.
Additionally, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Robert Lowinger v. Funko, Inc., et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al.

(filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against the Company and certain of its officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al. (filed on March 27, 2018), were filed against the Company, certain of its officers and directors, entities affiliated with ACON Funko Investors, L.L.C. (“ACON”), Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”) and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of the Company’s officers and directors, and ACON. On May 8, 2018, the Berkelhammer action was voluntarily dismissed, and on May 15, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County. On April 2, 2018, a putative class action lawsuit entitled Jacobs v. Funko, Inc. et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On May 21, 2018, the Jacobs action was voluntarily dismissed, and on June 12, 2018 a substantially similar action was filed by the same plaintiff in the Superior Court of Washington in and for King County.
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss that action. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 31, 2018, and the Company filed its reply to plaintiffs’ opposition on November 30, 2018. Oral argument on the motion to dismiss was held on May 3, 2019. On August 2, 2019, the Superior Court of Washington in and for King County dismissed the consolidated action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and the Company anticipates that oral argument on the motion will take place in May 2020.
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
The complaints in Washington state and Berkelhammer v. Funko, Inc. et al. allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to the claims of the plaintiffs and members of the class and any liability for the alleged claims is not currently probable or reasonably estimable.
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

	Three Months Ended March 31,
	2020	2019
Figures	81.4%	81.5%
Other	18.6%	18.5%
The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales:
United States	$98,509	$108,871
International	38,191	58,194
Total net sales	$136,700	$167,065

	March 31, 2020	December 31, 2019
Long-lived assets:
United States	$77,984	$78,394
Vietnam and China	18,989	19,606
United Kingdom	32,536	35,396
Total long-lived assets	$129,509	$133,396

8. Income Taxes
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
The Company recorded $0.9 million of income tax benefit and $1.4 million of income tax expense for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate for the three months ended March 31, 2020 was 13.0%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.

9. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Class A common stock
Beginning balance	$3	$2
Shares issued	—	1
Ending balance	$3	$3
Class B common stock
Beginning balance	$1	$2
Redemption of common units of FAH, LLC	—	—
Ending balance	$1	$2
Additional paid-in capital
Beginning balance	$204,174	$146,154
Equity-based compensation	2,413	2,748
Shares issued for equity-based compensation awards	45	1,148
Shares withheld related to net share settlement of equity-based compensation awards	(98)	—
Shares issued for purchase consideration	—	2,221
Redemption of common units of FAH, LLC	37	18,418
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(1)	(4,735)
Ending balance	$206,570	$165,954
Accumulated other comprehensive (loss) income
Beginning balance	$791	$(167)
Foreign currency translation (loss) gain, net of tax	(1,576)	271
Ending balance	$(785)	$104
Retained earnings
Beginning balance	$20,442	$8,717
Net (loss) income attributable to Funko, Inc.	(4,126)	2,195
Ending balance	$16,316	$10,912
Non-controlling interests
Beginning balance	$79,733	$138,546
Distributions to continuing equity owners	(2,675)	(8,052)
Redemption of common units of FAH, LLC	(37)	(18,419)
Foreign currency translation (loss) gain, net of tax	(922)	382
Net (loss) income attributable to non-controlling interests	(1,606)	4,950
Ending balance	$74,493	$117,407
Total stockholders’ equity	$296,598	$294,382

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Class A common shares outstanding
Beginning balance	34,918	24,960
Shares issued for equity-based compensation awards	27	109
Shares issued for purchase consideration	—	127
Redemption of common units of FAH, LLC	8	3,326
Ending balance	34,953	28,522
Class B common shares outstanding
Beginning balance	14,515	23,584
Redemption of common units of FAH, LLC	—	(3,303)
Ending balance	14,515	20,281
Total Class A and Class B common shares outstanding	49,468	48,803

10. Non-controlling interests
Funko, Inc. is the sole managing member of FAH, LLC and as a result consolidates the financial results of FAH, LLC and reports a non-controlling interest representing the common units of FAH, LLC held by the Continuing Equity Owners. Changes in Funko, Inc.’s ownership interest in FAH, LLC while Funko, Inc. retains its controlling interest in FAH, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of FAH, LLC by the Continuing Equity Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when FAH, LLC has positive or negative net assets, respectively.
Net (loss) income and comprehensive (loss) income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2020 and December 31, 2019, Funko, Inc. owned 35.0 million and 34.9 million of FAH, LLC common units, respectively, representing a 68.7% economic ownership interest in FAH, LLC for both periods.
Net (loss) income and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $2.4 million and $2.2 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three months ended March 31, 2020 and 2019, respectively, and $1.2 million of income tax benefit and $0.9 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the three months ended March 31, 2020 and 2019, respectively.

11. (Loss) Earnings per Share
Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(5,732)	$7,145
Less: net (loss) income attributable to non-controlling interests	(1,606)	4,950
Net (loss) income attributable to Funko, Inc. — basic and diluted	$(4,126)	$2,195
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	34,943,875	26,639,572
Add: Effect of dilutive equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	—	1,818,249
Weighted-average shares of Class A common stock outstanding — diluted	34,943,875	28,457,821
(Loss) earnings per share of Class A common stock — basic	$(0.12)	$0.08
(Loss) earnings per share of Class A common stock — diluted	$(0.12)	$0.08

For the three months ended March 31, 2020 and 2019, an aggregate of 20.1 million and 23.7 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted (loss) earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2020 and 2019, anti-dilutive securities included 15.9 million and 23.2 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of Class B common stock under the two-class method has not been presented.
12. Subsequent Events
On May 5, 2020, the Company entered into an amendment to the Credit Agreement (the “Third Amendment”), which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and

September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30.0 million until the Leverage Ratio (as defined in the Credit Agreement) for the most recently ended four consecutive fiscal quarter period is less than 2.50 to 1.00, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50.0 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter.
Following the Waiver Period, the Third Amendment adjusts the required leverage levels for the Leverage Ratio to provide the Company with additional flexibility when it is re-imposed at the end of the Waiver Period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
◦“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: (1) following the consummation of the Transactions, to Funko, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including FAH, LLC and (2) prior to the completion of the Transactions, to FAH, LLC and, unless otherwise stated, all of its subsidiaries.
◦“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including any such fund or entity formed to hold shares of Class A common stock for the Former Equity Owners).
◦“Continuing Equity Owners” refers collectively to ACON, Fundamental, the Former Profits Interests Holders, the Warrant Holders and certain current and former executive officers, employees and directors and each of their permitted transferees that own common units in FAH, LLC after the Transactions and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
◦“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C.
◦“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement, as amended from time to time.
◦“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc.’s Class A common stock (to be held by them either directly or indirectly) in connection with the consummation of the Transactions.
◦“Former Profits Interests Holders” refers collectively to certain of our directors and certain current executive officers and employees, in each case, who, prior to the consummation of the Transactions, held existing vested and unvested profits interests in FAH, LLC pursuant to FAH, LLC’s prior equity incentive plan and received common units of FAH, LLC in exchange for their profits interests (subject to any common units received in exchange for unvested profits interests remaining subject to their existing time-based vesting requirements) in connection with the Transactions.
◦“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.

◦“Credit Facilities” refers to the Company’s credit agreement, dated October 22, 2018 (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility of $50.0 million (which was increased to $75.0 million on February 11, 2019) (the “Revolving Credit Facility”).
◦“Original Equity Owners” refers to the owners of ownership interests in FAH, LLC, collectively, prior to the Transactions, which include ACON, Fundamental, the Former Profits Interests Holders and certain current and former executive officers, employees and directors.
◦“Tax Receivable Agreement” refers to a tax receivable agreement entered into between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners as part of the Transactions, defined below.
◦“Transactions” refers to certain organizational transactions that we effected in connection with our initial public offering (“IPO”) in November 2017.
•“Warrant Holders” refers to lenders under our former senior secured credit facilities, which were terminated on October 22, 2018, that previously held warrants to purchase ownership interests in FAH, LLC, which were converted into common units of FAH, LLC in connection with the consummation of the Transactions.
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
On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At March 31, 2020, we held 35.0 million common units, representing an approximately 68.7% interest in FAH, LLC.

COVID-19
COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.
As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our products, which has had a negative impact on our net sales in the three months ended March 31, 2020 and into the second quarter of 2020. Many of our customers have been unable to sell our products in their stores due to government-mandated closures and have deferred or significantly reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.
In Europe, many of our key accounts remain closed or are operating at significantly reduced volumes. As a result, we have made the strategic decision in Europe to shift any new products that were initially planned to arrive on retailer shelves in the second quarter of 2020 into the third quarter of 2020 to preserve demand for these new items. Therefore, we expect shipments in the region during the second quarter of 2020 will be minimal.
Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in fiscal 2020 will occur in the second quarter of 2020 and will result in a significant net sales decline as compared to the second quarter of 2019.
In addition, in the three months ended March 31, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Even if we are able to find alternate sources for such products, they may cost more and cause delays in our supply chain, which could adversely impact our profitability and financial condition.
We have taken actions to protect our employees in response to the pandemic, including closing our corporate offices and requiring our office employees to work from home. At our distribution centers, certain practices are in effect to safeguard workers, including a staggered work schedule, and we are continuing to monitor direction from local and national governments carefully. Additionally, our two retail locations have been closed until further notice.
As a result of the impact of COVID-19 on our financial results for the three months ended March 31, 2020, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:
•Furloughing a significant portion of our employees;
•Implementing 20% salary reductions across our executive team and other members of upper level management;
•Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures; and
•Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.

As of March 31, 2020, we had $46.3 million available under the Revolving Credit Facility.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Net sales	$136,700	$167,065
Net (loss) income	$(5,732)	$7,145
EBITDA (1)	$7,056	$22,876
Adjusted EBITDA (1)	$10,596	$25,339
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP, or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most closely comparable U.S. GAAP financial measure, see  “Non-GAAP Financial Measures” below.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth information comparing the components of net (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period over Period Change
	2020	2019	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$136,700	$167,065	$(30,365)	(18.2)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	81,417	103,656	(22,239)	(21.5)%
Selling, general, and administrative expenses	47,313	40,468	6,845	16.9%
Depreciation and amortization	10,989	10,230	759	7.4%
Total operating expenses	139,719	154,354	(14,635)	(9.5)%
(Loss) income from operations	(3,019)	12,711	(15,730)	(123.8)%
Interest expense, net	2,655	4,072	(1,417)	(34.8)%
Other expense, net	914	65	849	1,306.2%
Income before income taxes	(6,588)	8,574	(15,162)	(176.8)%
Income tax (benefit) expense	(856)	1,429	(2,285)	(159.9)%
Net (loss) income	(5,732)	7,145	(12,877)	(180.2)%
Less: net (loss) income attributable to non-controlling interests	(1,606)	4,950	(6,556)	(132.4)%
Net (loss) income attributable to Funko, Inc.	$(4,126)	$2,195	$(6,321)	(288.0)%

Net Sales
Net sales were $136.7 million for the three months ended March 31, 2020, a decrease of 18.2%, compared to $167.1 million for the three months ended March 31, 2019. The decrease in net sales was due primarily to a weaker content lineup for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as well as impacts from the COVID-19 pandemic. During the three months ended March 31, 2020, we experienced supply chain disruptions related to the COVID-19 pandemic as well as reduced shipments to our customers as non-essential business closures and social distancing guidelines took effect in the final weeks of the three months ended March 31, 2020.
For the three months ended March 31, 2020, the number of active properties increased 11% to 681 as compared to 611 for the three months ended March 31, 2019, and the average net sales per active property decreased 27% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.
On a geographical basis, net sales in the United States decreased 9.5% to $98.5 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, and net sales internationally decreased 34.4% to $38.2 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, driven primarily by decreased sales in Europe, reflecting more significant impacts from the COVID-19 pandemic as non-essential business closures impacted overseas markets earlier in the quarter, especially within Europe. On a product category basis, net sales of figures decreased 18.3% to $111.3 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, and net sales of other products decreased 17.7% to $25.4 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, which reflects decreased sales in accessories, plush and other items, partially offset by growth in our Loungefly and apparel products.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $81.4 million for the three months ended March 31, 2020, a decrease of 21.5%, compared to $103.7 million for the three months ended March 31, 2019. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower sales stemming from a weaker content lineup and the COVID-19 pandemic, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 40.4% for the three months ended March 31, 2020, compared to 38.0% for the three months ended March 31, 2019. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven primarily by improved product margins and enhanced inventory management processes implemented in the second half of 2019. The increase in product margins for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to higher average selling prices driven by a mix shift toward direct-to-consumer sales as well as higher margins on our Loungefly products and sales to our European customers.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $47.3 million for the three months ended March 31, 2020, an increase of 16.9%, compared to $40.5 million for the three months ended March 31, 2019. The increase was driven primarily by a $3.6 million increase in personnel and related costs (including salary and related taxes/benefits, commissions and stock compensation expense), a $1.5 million increase in rent and related facilities costs and a $1.4 million increase in professional fees. Selling, general and administrative expenses were 34.6% and 24.2% of net sales for the three months ended March 31, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $11.0 million for the three months ended March 31, 2020, an increase of 7.4%, compared to $10.2 million for the three months ended March 31, 2019, primarily driven by amortization of intangible assets acquired from the Forrest-Pruzan acquisition in February 2019 and an increase in depreciation on our office and warehouse facilities, including the addition of our Hollywood retail store.
Interest Expense, Net
Interest expense, net was $2.7 million for the three months ended March 31, 2020, a decrease of 34.8%, compared to $4.1 million for the three months ended March 31, 2019. The decrease in interest expense, net was due to lower interest rates on debt outstanding during the three months ended March 31, 2020 as compared to the interest rates on debt outstanding during the three months ended March 31, 2019 as a result of the second amendment to the Credit Facilities entered into on September 23, 2019 that reduced the interest margin applicable to all loans under the Credit Agreement by 0.75%.

Other expense, net
Other expense, net was $0.9 million for the three months ended March 31, 2020, compared to $0.1 million for the three months ended March 31, 2019. Other expense, net for the three months ended March 31, 2020 and 2019 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.
Net (loss) income
Net loss was $5.7 million for the three months ended March 31, 2020, compared to net income of $7.1 million for the three months ended March 31, 2019, primarily due to the decrease in net sales and increase in selling, general and administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, (loss) earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax (benefit) expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net (Loss) Income as net (loss) income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net (loss) income attributable to non-controlling interests, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax (benefit) expense effect of these adjustments. We define Adjusted (Loss) Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. In addition, our Credit Facilities use Adjusted EBITDA to measure our compliance with covenants such as a senior leverage ratio. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net (loss) income or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as indicators of financial performance. Some of the limitations are:
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net (loss) income, for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net (loss) income attributable to Funko, Inc.	$(4,126)	$2,195
Reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(1,606)	4,950
Equity-based compensation (2)	2,413	2,748
Acquisition transaction costs and other expenses (3)	—	(350)
Certain severance, relocation and related costs (4)	213	—
Foreign currency transaction loss (5)	914	65
Income tax expense (6)	(94)	(1,330)
Adjusted net (loss) income	$(2,286)	$8,278
Weighted-average shares of Class A common stock outstanding-basic	34,944	26,640
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	15,927	24,994
Adjusted weighted-average shares of Class A stock outstanding - diluted	50,871	51,634
Adjusted (loss) earnings per diluted share	$(0.04)	$0.16

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Net (loss) income	$(5,732)	$7,145
Interest expense, net	2,655	4,072
Income tax (benefit) expense	(856)	1,429
Depreciation and amortization	10,989	10,230
EBITDA	$7,056	$22,876
Adjustments:
Equity-based compensation (2)	2,413	2,748
Acquisition transaction costs and other expenses (3)	—	(350)
Certain severance, relocation and related costs (4)	213	—
Foreign currency transaction loss (5)	914	65
Adjusted EBITDA	$10,596	$25,339
(1)Represents the reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.

(3)Represents legal, accounting, and other related costs incurred in connection with acquisitions and other potential transactions. For the three months ended March 31, 2019, includes a $0.4 million reversal of a pre-acquisition contingent loss related to our Loungefly acquisition.
(4)For the three months ended March 31, 2020, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom.
(5)Represents both unrealized and realized foreign currency gains and losses on transactions other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(6)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented.
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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our long-term future needs beyond the next 12 months, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. In addition to the flexibility provided by the Third Amendment (as described below), we are currently evaluating additional options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities. There can be no assurance as to the timing of any such issuance, which may be in the near term, and any such financing may be material in nature and could result in significant additional borrowings or issuances of equity or equity-linked securities. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted, which may be significant. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$36,952	$27,302
Net cash used in investing activities	(4,961)	(9,982)
Net cash used in by financing activities	(2,752)	(7,570)
Effect of exchange rates on cash and cash equivalents	945	(690)
Net increase in cash and cash equivalents	$30,184	$9,060

Operating Activities. Net cash provided by operating activities was $37.0 million for the three months ended March 31, 2020, compared to $27.3 million for the three months ended March 31, 2019. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The increase for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase related to changes in working capital. Changes in working capital increased net cash provided by operating activities by $19.8 million and were primarily due to decreases in accounts receivable, net of $12.3 million and prepaid expenses and other assets of $10.3 million and an increase in accrued expenses and other liabilities of $6.6 million, partially offset by an increase in inventory of $4.4 million, and decreases to accrued royalties and income taxes payable of $3.5 million and $1.4 million, respectively. Partially offsetting the increase from changes in working capital was a decrease in net income, excluding non-cash adjustments, of $10.2 million, driven primarily by a decrease in net sales due to a weaker content lineup and the impact of the COVID-19 pandemic as well as an increase in selling, general and administrative expenses, partially offset by a decrease in interest expense, net and a decrease in cost of sales (exclusive of depreciation and amortization).
Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchase of property and equipment. For the three months ended March 31, 2020, net cash used in investing activities was $5.0 million and was primarily related to purchases of tooling and molds used in production our product lines.
For the three months ended March 31, 2019, net cash used in investing activities was $10.0 million and was comprised of initial cash consideration, net of cash acquired of $6.4 million for the Forrest-Pruzan acquisition and $3.6 million for purchases of property and equipment primarily relating to tooling and molds.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options. We do not anticipate any future financing activity related to contributions from the Continuing Equity Owners.
For the three months ended March 31, 2020, net cash used in financing activities was $2.8 million, primarily related to payments on the Term Loan Facility of $2.9 million and distributions to the Continuing Equity Owners of $2.7 million, partially offset by net borrowings on the Revolving Credit Facility of $3.0 million.
For the three months ended March 31, 2019, net cash used in financing activities was $7.6 million, primarily related to distributions to the Continuing Equity Owners of $8.1 million and payments on the Term Loan Facility of $2.9 million, partially offset by net borrowings on the Revolving Credit Facility of $2.5 million and proceeds from the exercise of equity based options of $1.1 million.

Credit Facilities
On October 22, 2018 (the “Closing Date”), Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC (each, a “Borrower” and collectively, the “Borrowers”), entered into a new Credit Agreement by and among each Borrower, certain financial institutions party thereto and PNC Bank,

National Association, as administrative agent and collateral agent, providing for a Term Loan Facility in the amount of $235.0 million and a Revolving Credit Facility of $50.0 million. Proceeds from the Credit Facilities were primarily used to repay our prior senior secured credit facilities.
On February 11, 2019, the Company amended its Credit Facilities to increase the Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the Credit Facilities prior to such amendment.
On September 23, 2019, the Company entered into a second amendment to the Credit Facilities (the “Second Amendment”). The Second Amendment extended the maturity date of the term loans and revolving credit facility under the Credit Agreement to September 23, 2024, reduced the interest margin applicable to all loans under the Credit Agreement by 0.75% and reduced certain fees incurred under the Credit Agreement. The Second Amendment also allows the Company to request that the Term Loan Facility be increased by an additional $25.0 million.
On May 5, 2020, the Company entered into an amendment to the Credit Agreement (the “Third Amendment”), which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30 million until the Leverage Ratio (as defined in the Credit Agreement) for the most recently ended four consecutive fiscal quarter period is less than 2.50 to 1.00, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter.
Following the Waiver Period, the Third Amendment adjusts the required leverage levels for the Leverage Ratio to provide the Company with additional flexibility when it is re-imposed at the end of the Waiver Period.
The Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. We are a holding company with no material assets and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the LLC Agreement or the Registration Rights Agreement; and
•the ability to make other distributions of up to $25.0 million during any period of four fiscal quarters in order to pay dividends to the common unit holders of FAH, LLC (including the Company) as long as the funds received by the Company are used to pay dividends to the Company’s stockholders, the Leverage Ratio (as defined in the Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Leverage Ratio for the applicable fiscal quarter and there is remaining Availability (as defined in the Credit Agreement) under the Credit Facilities of at least $25.0 million.

We expect these limitations to continue in the future under the terms of the Credit Facilities and that they may continue under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.
The Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions, guarantee repayment of the Credit Facilities. The Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility in the first and second years of the Term Loan Facility, 10.00% of the original principal amount of the Term Loan Facility in the third and fourth years of the Term Loan Facility and 12.50% of the original principal amount of the Term Loan Facility in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. $28.7 million was outstanding under the Revolving Credit Facility as of March 31, 2020.
Loans under the Credit Facilities, at the Borrowers’ option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) or, in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 2.50% or the Base Rate (as defined in the Credit Agreement) plus 1.50%, with two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 0.00% floor. For loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period. For loans based on the Base Rate, interest payments are due quarterly.
The Credit Agreement governing the Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum senior leverage ratio is currently 2.75:1.00. As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Facilities.

The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and changes of control. The Credit Agreement defines “change of control” to include, among other things, any person or group other than ACON and its affiliates becoming the beneficial owner of more than 35% of the voting power of the equity interests of Funko, Inc.
As of March 31, 2020, we had $242.5 million of indebtedness outstanding under our Credit Facilities, consisting of $213.8 million outstanding under our Term Loan Facility (net of unamortized discount of $3.5 million and $28.7 million outstanding under our Revolving Credit Facility, leaving $46.3 million available under our Revolving Credit Facility.

Form S-3 Registration Statement
On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 27,884,185 shares of Class A common stock in one or more offerings. On September 19, 2019, certain selling stockholders completed a secondary underwritten public offering of 4,000,000 shares of Class A common stock under our Form S-3.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
As of March 31, 2020, we had $55.4 million of cash and cash equivalents and $93.2 million of working capital, compared with $25.2 million of cash and cash equivalents and $101.6 million of working capital as of December 31, 2019. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
Future Sources and Uses of Liquidity
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our Credit Facilities, see “Financial Condition” above and Note 4, Debt.
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
We cannot assure you that our cash provided by operating activities or cash available under our Credit Facilities will be sufficient to meet our long-term future needs beyond the next 12 months, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. We are currently evaluating additional options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities. However, the disruption and volatility in the global capital markets caused by COVID-19 could impact our ability to access the capital markets, and could therefore have a material adverse effect on our future liquidity.
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
Contractual Obligations
There were no material changes in our commitments during the three months ended March 31, 2020 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 outside the course of normal business.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 except as disclosed in Note 2, Significant Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. In the first quarter of 2020 we began to use short-term foreign currency forward exchange contracts to economically hedge our exposure to foreign currency risk. There have been no other material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2019.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of March 31, 2020, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level due to the material weakness in the Company’s internal control over financial reporting related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs and Border Protection at our Loungefly subsidiary.
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
Changes in Internal Control over Financial Reporting
Except for the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. We intend to move to dismiss these actions following appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act.
On April 23, 2020, a shareholder derivative action brought on behalf of the Company against certain of our directors, alleging breach of fiduciary duties, unjust enrichment, and violations of the Securities Exchange Act based on the October 31, 2019 announcement and Form 10-Q, was filed in the United States District Court for the Central District of California. That action, captioned Cassella v. Mariotti et al., seeks, among other things, payment of damages to the Company and to disgorge the directors from all profits and benefits they obtained due to their alleged wrongful conduct. We intend to seek to dismiss this action or stay it pending the outcome of our motion to dismiss the Securities Exchange Act actions.
Additionally, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc., et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al. (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON.
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
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral argument on the motion to dismiss was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint.  The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and we anticipate that oral argument on the motion will take place in May 2020.

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
The complaints in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
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
Risks Related to Our Business
The COVID-19 pandemic has adversely impacted and could materially adversely impact our business, financial condition and results of operations.
In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak originating in Wuhan, China to be a pandemic. COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, including through business and transportation shutdowns and restrictions on people’s movement and congregation.
As a result of the COVID-19 pandemic, we have experienced, and continue to experience, weakened demand for our products, which has had a negative impact on our net sales and liquidity. The majority of our retail customers have been unable to sell our products in their stores due to government-mandated closures and have temporarily reduced orders for our products. We expect these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally. In addition, in light of the reduced volumes and closures in Europe, we made a strategic decision in Europe to shift any new products that were initially planned to arrive on retailer shelves in the second quarter of 2020 into the third quarter of 2020 to preserve demand. As a result, we expect shipments in the region during the second quarter of 2020 to be minimal. There can be no guarantees that such demand will be preserved in the third quarter of 2020.
In addition, in the three months ended March 31, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. The impact on our supply chain and manufacturing has continued in the second quarter of 2020, and we expect it to negatively affect our financial results for the second quarter and future 2020 reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
Additionally, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future liquidity needs, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. We are currently evaluating additional options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities. There can be no assurance as to the timing of any such issuance, which may be in the near term, and any such financing may be material in nature and could result in significant additional borrowings or issuances of equity or equity-linked securities. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted, which may be significant. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, the duration and extent of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom and other countries in Europe, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our retail customers continue to experience prolonged shutdowns or other business disruptions, our ability to conduct our business and, in turn, our liquidity, results of operations and financial condition, are likely to be materially and adversely affected.
Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted and may materially adversely impact our stock price and our ability to access capital markets.
Our success depends on our ability to execute our business strategy.
Our net sales and profitability have generally grown rapidly in recent periods; however, this should not be considered indicative of our future performance. In the three months ended March 31, 2020, our net sales decreased 18.2% compared to our net sales in the three months ended March 31, 2019, and we incurred a net loss of $5.7 million. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:
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
There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. Further, achieving these objectives will require investments which may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we may decide to divest or discontinue certain brands or products or streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.
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
Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 75% and 77% of our sales for the three months ended March 31, 2020 and 2019, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 40% of our sales for both the three months ended March 31, 2020 and 2019. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of March 31, 2020, we had a reserve of $8.2 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
Our success is also partially dependent on the reputation of our licensors and the goodwill associated with their intellectual property, and their ability to protect and maintain the intellectual property rights that we use in connection with our products, all of which may be harmed by factors outside our control. See also “If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.”

Global and regional economic downturns that negatively impact the retail and credit markets, or that otherwise damage the financial health of our retail customers and consumers, can harm our business and financial performance.
We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, such as the recent downturn caused by the COVID-19 pandemic, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including pandemics, terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our sales and harm our financial performance and profitability.
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2020, the retail industry has experienced dramatic reductions in sales due to the store closures related to the COVID-19 pandemic and weakened consumer demand, which has adversely impacted our net sales.
Prior to the onset of the COVID-19 pandemic, due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers were closing physical stores, and some traditional retailers were engaging in significant reorganizations, filing for bankruptcy and going out of business. We expect that the COVID-19 pandemic will exacerbate this trend. For example, in September 2017, Toys “R” Us, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, and in March 2018, Toys “R” Us, Inc. announced the wind down of its U.S. operations and the potential insolvency proceedings of certain of its subsidiaries. Toys “R” Us, Inc. accounted for approximately 3.4% of our sales for the year ended December 31, 2017. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, as a result of the COVID-19 pandemic or otherwise, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.
If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.
Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 46% and 42% of our sales for the three months ended March 31, 2020 and 2019, respectively.
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
In addition, our business could be adversely affected if any of our retail customers or distributors were to reduce purchases of our products. Our retail customers and distributors generally build inventories in anticipation of future sales and will decrease the size of their future product orders if sales do not occur as rapidly as they anticipate. Our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor, could adversely affect our net sales, operating results and financial condition. As a result of the COVID-19 pandemic, we have had certain of our retail customers reduce and in some instances cancel purchase orders as a result of store closures or a shift of purchasing to focus only on essential consumer products.
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
We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,077 as of March 31, 2020. As a result of our acquisition of Underground Toys Limited in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. In June 2017, with the acquisition of Loungefly, LLC, we added an additional distribution center in Chatsworth, California. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For both the three months ended March 31, 2020 and 2019, our gross margins (exclusive of depreciation and amortization) were 40.4% and 38.0%. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
We spend considerable resources in designing and developing products in conjunction with planned movie, television, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent, such as accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. Any such delay or cancellation may decrease the number of products we sell and harm our business.
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 83% and 81% of our sales for the three months ended March 31, 2020 and 2019, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of March 31, 2020 and 2019, we recorded reserves of $0.4 million and $0.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
Our success depends, in part, on our ability to successfully manage our inventories.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected. For example, in the fourth quarter of 2019, we wrote-down $16.8 million of inventory due to our decision to dispose of slower moving inventory to increase operational capacity which contributed to the Company’s net loss for the period.
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
Our intellectual property is a valuable asset of our business. As of March 31, 2020, we owned approximately 69 registered U.S. trademarks, 162 registered international trademarks, 65 pending U.S. trademark applications and 94 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 55%, 60% and 61% of our net sales for the years ended December 31, 2019, 2018 and 2017, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.
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
Historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.
The information included in this quarterly report and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before or during the impact of COVID-19 and related containment measures (including border closings, quarantining, “shelter-in-place” orders and “social distancing”). This historical information therefore does not fully reflect the adverse impacts of the COVID-19 pandemic and the related containment measures on our business. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not fully reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of our business.
Our operations, including our corporate headquarters, primary distribution facilities and third-party manufacturers, are concentrated in certain geographic regions, which makes us susceptible to adverse conditions in those regions.
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Maldon, England; Bath, England; Burbank, California; Chatsworth, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in China, Vietnam and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 28% and 35% of our sales for the three months ended March 31, 2020 and 2019, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
•natural disasters and pandemics, including related to the COVID-19 pandemic, the greater difficulty and cost in recovering therefrom;
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China and other countries have been escalating in recent years. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the products we purchase from manufacturers in China have been or may in the future be subject to these tariffs, which could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. In addition, the U.S. administration has threatened to impose tariffs on all products imported from China, which would impact all of our products and supplies imported from China to the United States. If this were to occur, we may not be able to mitigate the impacts of these tariffs, and our business, results of operations and financial position would be materially adversely affected. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our unaudited condensed consolidated balance sheet, as of March 31, 2020. As of the date of this Annual Report on Form 10-K, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.

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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. We intend to move to dismiss these actions following appointment of lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act.
On April 23, 2020, a shareholder derivative action brought on behalf of the Company against certain of our directors, alleging breach of fiduciary duties, unjust enrichment, and violations of the Securities Exchange Act based on the October 31, 2019 announcement and Form 10-Q, was filed in the United States District Court for the Central District of California. That action, captioned Cassella v. Mariotti et al., seeks, among other things, payment of damages to the Company and to disgorge the directors from all profits and benefits they obtained due to their alleged wrongful conduct. We intend to seek to dismiss this action or stay it pending the outcome of our motion to dismiss the Securities Exchange Act actions.
Additionally, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against us, certain of our officers and directors, and the underwriters of our IPO, entitled Robert Lowinger v. Funko, Inc. et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against us and certain of our officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al. (filed on March 27, 2018), were filed against us, certain of our officers and directors, ACON, Fundamental and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against us, certain of our officers and directors, and ACON.
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
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss that action. Plaintiffs filed their opposition to our motion to dismiss on October 31, 2018, and we filed our reply to plaintiffs’ opposition on November 30, 2018. Oral argument on the motion to dismiss was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and we anticipate that oral argument on the motion will take place May 2020.
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
The complaints in Washington state court and Berklhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
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
On October 22, 2018, we entered into the Credit Agreement providing for the Term Loan Facility in the amount of $235.0 million and the Revolving Credit Facility in the amount of $50.0 million (which was increased to $75.0 million on February 11, 2019). As of March 31, 2020, we had $242.5 million of indebtedness outstanding under our Credit Facilities, consisting of $213.8 million outstanding under our Term Loan Facility (net of unamortized discount of $3.5 million) and $28.7 million outstanding under our Revolving Credit Facility.
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
The restrictive covenants in the Credit Agreement also require us to maintain specified financial ratios, other than during the Waiver Period. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our credit facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our credit agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. As a result of the

COVID-19 pandemic, we are currently evaluating additional options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities.
We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, including due to market volatility and uncertainty resulting from the COVID-19 pandemic. As discussed above, the Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under our Credit Facilities may be adversely affected.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of May 5, 2020, ACON holds approximately 40.0% of the combined voting power of our common stock through its ownership of 10,934,606 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of May 5, 2020, collectively hold approximately 51.5% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 34,953,398 common units of FAH, LLC as of March 31, 2020, representing approximately 68.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of May 5, 2020, we had an aggregate of 165,028,356 shares of Class A common stock authorized but unissued, as well as approximately 15,920,255 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2020, 2,513,430 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 1,550,124 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further, in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 20, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering which was completed on September 19, 2019, allows certain Original Equity Owners to sell 27,934,185 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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
•the imposition of fines or other remedial measures as a result of the underpayment of customs duties at Loungefly; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, pandemics such as COVID-19, and responses to such events.
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
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Our Credit Facilities contain certain covenants that restrict the ability of FAH, LLC and its subsidiaries to pay dividends or make distributions. Because we are a holding company, our ability to pay dividends on our Class A common stock depends on our receipt of cash distributions from FAH, LLC and, through FAH, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.
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

As of March 31, 2020, we have identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management was and may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If our remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 7, 2020	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)