Form 10-Q
period 2020-06-30
Funko, Inc.
filed 2020-08-06
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2020, the registrant had 35,483,337 shares of Class A common stock, $0.0001 par value per share, and 14,040,296 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$98,099	$191,199	$234,799	$358,264
Cost of sales (exclusive of depreciation and amortization shown separately below)	62,182	119,998	143,599	223,654
Selling, general, and administrative expenses	39,110	43,647	86,423	84,115
Depreciation and amortization	11,071	10,425	22,060	20,655
Total operating expenses	112,363	174,070	252,082	328,424
(Loss) income from operations	(14,264)	17,129	(17,283)	29,840
Interest expense, net	2,691	3,763	5,346	7,835
Other (income) expense, net	(243)	(219)	671	(154)
(Loss) income before income taxes	(16,712)	13,585	(23,300)	22,159
Income tax (benefit) expense	(1,703)	2,170	(2,559)	3,599
Net (loss) income	(15,009)	11,415	(20,741)	18,560
Less: net (loss) income attributable to non-controlling interests	(4,424)	6,283	(6,030)	11,233
Net (loss) income attributable to Funko, Inc.	$(10,585)	$5,132	$(14,711)	$7,327
(Loss) earnings per share of Class A common stock:
Basic	$(0.30)	$0.17	$(0.42)	$0.26
Diluted	$(0.30)	$0.16	$(0.42)	$0.24
Weighted average shares of Class A common stock outstanding:
Basic	35,033	29,910	34,988	28,284
Diluted	35,033	32,115	34,988	30,296
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income	$(15,009)	$11,415	$(20,741)	$18,560
Other comprehensive loss:
Foreign currency translation loss, net of tax effect of $10 and $129 for the three months ended June 30, 2020 and 2019, respectively, and $468 and $49 for the six months ended June 30, 2020 and 2019, respectively	(45)	(824)	(2,543)	(171)
Comprehensive (loss) income	(15,054)	10,591	(23,284)	18,389
Less: Comprehensive (loss) income attributable to non-controlling interests	(4,447)	5,900	(6,975)	11,231
Comprehensive (loss) income attributable to Funko, Inc.	$(10,607)	$4,691	$(16,309)	$7,158
See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$41,127	$25,229
Accounts receivable, net	94,050	151,564
Inventory	60,354	62,124
Prepaid expenses and other current assets	11,602	20,280
Total current assets	207,133	259,197
Property and equipment, net	62,901	65,712
Operating lease right-of-use assets	57,715	62,901
Goodwill	124,320	124,835
Intangible assets, net	213,173	221,492
Deferred tax asset	58,435	57,547
Other assets	4,959	4,783
Total assets	$728,636	$796,467
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$29,099	$25,822
Current portion of long-term debt, net of unamortized discount	19,498	13,685
Current portion of operating lease liabilities	12,172	11,314
Accounts payable	25,129	42,531
Income taxes payable	197	637
Accrued royalties	19,085	34,625
Accrued expenses and other current liabilities	21,949	28,955
Total current liabilities	127,129	157,569
Long-term debt, net of unamortized discount	191,284	202,816
Operating lease liabilities, net of current portion	56,924	61,622
Deferred tax liability	300	341
Liabilities under tax receivable agreement, net of current portion	62,369	61,554
Other long-term liabilities	6,998	7,421
Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 35,465 and 34,918 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4	3
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,040 and 14,515 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	210,735	204,174
Accumulated other comprehensive (loss) income	(807)	791
Retained earnings	5,731	20,442
Total stockholders’ equity attributable to Funko, Inc.	215,664	225,411
Non-controlling interests	67,968	79,733
Total stockholders’ equity	283,632	305,144
Total liabilities and stockholders’ equity	$728,636	$796,467
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating Activities
Net (loss) income	$(20,741)	$18,560
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	23,342	21,054
Equity-based compensation	5,038	6,115
Amortization of debt issuance costs and debt discounts	655	711
Other	695	327
Changes in operating assets and liabilities:
Accounts receivable, net	54,599	14,357
Inventory	218	11,342
Prepaid expenses and other assets	12,267	(191)
Accounts payable	(17,494)	(3,395)
Income taxes payable	(419)	(3,437)
Accrued royalties	(15,531)	(9,201)
Accrued expenses and other liabilities	(10,421)	(8,288)
Net cash provided by operating activities	32,208	47,954

Investing Activities
Purchases of property and equipment	(11,676)	(11,730)
Acquisitions of businesses and related intangible assets, net of cash	—	(6,369)
Net cash used in investing activities	(11,676)	(18,099)

Financing Activities
Borrowings on line of credit	28,267	22,543
Payments on line of credit	(25,281)	(23,383)
Debt issuance costs	(569)	(272)
Payments of long-term debt	(5,876)	(5,875)
Distributions to continuing equity owners	(2,675)	(18,121)
Payments under tax receivable agreement	(166)	—
Proceeds from exercise of equity-based options	41	1,387
Net cash used in financing activities	(6,259)	(23,721)

Effect of exchange rates on cash and cash equivalents	1,625	(135)

Net increase in cash and cash equivalents	15,898	5,999
Cash and cash equivalents at beginning of period	25,229	13,486
Cash and cash equivalents at end of period	$41,127	$19,485
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
On November 6, 2017, the Company completed an IPO and related reorganization transactions that resulted in the Company being the sole managing member of FAH, LLC. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its unaudited condensed consolidated financial statements representing the common units of FAH, LLC interests still held by other owners of FAH, LLC (collectively, the “Continuing Equity Owners”).
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2020, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 5, 2020.
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
Significant Accounting Policies
Cash equivalents. As of June 30, 2020, cash equivalents included $29.9 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.

Evaluation of goodwill and other long-lived assets for impairment. The Company evaluates goodwill for impairment annually on October 1 of each year and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets is below their carrying amounts. The Company has determined that it has one reporting unit for which discrete financial information is available and results are regularly reviewed by management.
During the six months ended June 30, 2020, the market capitalization of the Company declined below the Company’s book value, which is a triggering event that could indicate potential impairment. The decline of the Company’s market capitalization below book value began on approximately March 11, 2020, the day in which the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The fair value of the reporting unit was determined using a market approach which considered the current market capitalization of the Company as well as a control premium that was estimated based upon comparable market transactions to reflect the synergies and other benefits available to a market participant.
As a result of its analysis, the Company has determined that the fair value of its goodwill reporting unit exceeded its carrying value and therefore an impairment charge was not recorded for the six months ended June 30, 2020.
The Company’s long-lived asset group, which includes intangible assets, property and equipment and operating lease right-of use assets net of operating lease liabilities, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset (or asset group), a significant change in the extent or manner in which an asset (or asset group) is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company has determined that the carrying amount of its long-lived asset group is recoverable as of June 30, 2020, based on the Company’s current financial forecasts. Therefore, no impairment charges relating to long-lived asset group were recorded for the six months ended June 30, 2020.
Further declines in the Company’s market capitalization, or more prolonged effects of the COVID-19 pandemic than currently estimated could result in an impairment of the Company’s goodwill or long-lived assets in the future. The carrying value of the Company’s goodwill and long-lived asset group was $124.3 million and $264.7 million as of June 30, 2020, respectively.
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

Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at June 30, 2020 and December 31, 2019, was approximately $243.5 million and $246.1 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2020 and December 31, 2019, were $239.9 million and $242.3 million, respectively.
4. Debt
Debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving Credit Facility	$29,099	$25,822

Term Loan Facility	$214,421	$220,313
Debt issuance costs	(3,639)	(3,812)
Total term debt	210,782	216,501
Less: current portion	19,498	13,685
Long-term debt, net	$191,284	$202,816

Credit Facilities
On October 22, 2018 (the “Closing Date”), the Company entered into a new credit agreement (as amended, the “Credit Agreement”) providing for a term loan facility in the amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility of $50.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). On February 11, 2019, the Company amended the Credit Agreement to increase the Revolving Credit Facility to $75.0 million. On September 23, 2019, the Company entered into a second amendment to the Credit Agreement, which extended the maturity date of the Term Loan Facility and the Revolving Credit Facility under the Credit Facilities to September 23, 2024 (the “Maturity Date”), reduced the interest margin applicable to all loans under the Credit Agreement by 0.75% and reduced certain fees incurred under the Credit Agreement. The second amendment also allows the Company to request an additional $25.0 million increase to the Term Loan Facility.
On May 5, 2020 the Company entered into a third amendment to the Credit Agreement (“Third Amendment”) which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30.0 million until the Leverage Ratio (as defined in the Credit Agreement) is less than 2.50 to 1.00 for a period of four consecutive fiscal quarters, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50.0 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter. Following the Waiver Period, the Third Amendment adjusts the required leverage levels for the Leverage Ratio to provide the Company with additional flexibility when it is re-imposed at the end of the Waiver Period.
The Term Loan Facility matures on the Maturity Date and amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility (the “Original Principal Amount”) in the first and second years of the Term Loan Facility, 10.00% of the Original Principal Amount in the third and fourth years of the Term Loan Facility and 12.50% of the Original Principal Amount in the

fifth and sixth years of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment was on December 31, 2018. The Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
As amended, loans under the Credit Facilities bear interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period.
The Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all of the covenants in its Credit Agreement, as amended.
At June 30, 2020, the Company had $214.4 million and $29.1 million of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility, respectively. At December 31, 2019, the Company had $220.3 million and $25.8 million of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility, respectively. At June 30, 2020 and December 31, 2019, the Company had $45.9 million and $49.2 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of June 30, 2020 and December 31, 2019.
5. Liabilities under Tax Receivable Agreement
On November 1, 2017, the Company entered into a tax receivable agreement with FAH, LLC (the “Tax Receivable Agreement”) and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units of FAH, LLC for Class A common stock of Funko, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.
During both the three and six months ended June 30, 2020, the Company acquired 0.5 million common units of FAH, LLC, in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during both the three and six months ended June 30, 2020, the Company recognized an increase to its net deferred tax assets in the amount of $0.4 million and corresponding Tax Receivable Agreement liabilities of $0.9 million. No payments were made pursuant to the Tax Receivable Agreement during the three months ended June 30, 2020. There were $0.2 million in payments made pursuant to the Tax Receivable Agreement during the six months ended June 30, 2020.

During the three and six months ended June 30, 2019, the Company acquired an aggregate of 1.7 million and 5.0 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the three and six months ended June 30, 2019 the Company recognized an increase to its net deferred tax assets in the amount of $8.4 million and $22.3 million, respectively, and corresponding Tax Receivable Agreement liabilities of $10.6 million and $29.2 million, respectively. There were no payments made pursuant to the Tax Receivable Agreement during the six months ended June 30, 2019.

As of June 30, 2020, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $66.6 million, of which $4.2 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2019, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $65.8 million, of which $4.3 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments.
Employment Agreements
The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board of directors, and up to one year’s severance pay beyond termination date.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that the Company and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in the Company’s October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc.

et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020, and the Company intends to move to dismiss the consolidated action. On June 25, 2020, the Dachev action was voluntarily dismissed.
Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct. Defendants intend to seek to dismiss or stay these actions.
Defendants believe they have meritorious defenses to the claims in the above-referenced suits and the Company believes any liability for the alleged claims is not currently probable or reasonably estimable.
Additionally, on November 16, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, and the underwriters of its IPO, entitled Robert Lowinger v. Funko, Inc., et al. In January and March 2018, five additional putative class action lawsuits were filed in Washington state court, four in the Superior Court of Washington in and for King County and one in the Superior Court of Washington in and for Snohomish County. Two of the King County lawsuits, Surratt v. Funko, Inc. et al. (filed on January 16, 2018) and Baskin v. Funko, Inc. et al. (filed on January 30, 2018), were filed against the Company and certain of its officers and directors. The other two King County lawsuits, The Ronald and Maxine Linde Foundation v. Funko, Inc. et al. (filed on January 18, 2018) and Lovewell v. Funko, Inc. et al. (filed on March 27, 2018), were filed against the Company, certain of its officers and directors, entities affiliated with ACON Funko Investors, L.L.C. (“ACON”), Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”) and certain other defendants. The Snohomish County lawsuit, Berkelhammer v. Funko, Inc. et al. (filed on March 13, 2018), was filed against the Company, certain of the Company’s officers and directors, and ACON.
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
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. The motion was fully briefed as of November 30, 2018 and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Superior Court of Washington in and for King County dismissed the consolidated action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice.
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
7. Segments
The Company identifies its reportable segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one reportable segment. The following table is a summary of the Company’s main product categories as a percent of net sales:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Figures	78.9%	83.5%	80.4%	82.6%
Other	21.1%	16.5%	19.6%	17.4%
The following tables present summarized geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Net sales:
United States	$77,904	$122,673	$176,413	$231,543
International	20,195	68,526	58,386	126,721
Total net sales	$98,099	$191,199	$234,799	$358,264

	June 30, 2020	December 31, 2019
Long-term assets:
United States	$75,487	$78,394
Vietnam and China	18,752	19,606
United Kingdom	31,336	35,396
Total long-lived assets	$125,575	$133,396

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
The Company recorded $1.7 million of income tax benefit and $2.2 million of income tax expense for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million of income tax benefit and $3.6 million of income tax expense for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 was 11.0%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.
9. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Class A common stock
Beginning balance	$3	$3	$3	$2
Shares issued	1	—	1	1
Ending balance	$4	$3	$4	$3
Class B common stock
Beginning balance	$1	$2	$1	$2
Redemption of common units of FAH, LLC	—	—	—	—
Ending balance	$1	$2	$1	$2
Additional paid-in capital
Beginning balance	$206,570	$165,954	$204,174	$146,154
Equity-based compensation	2,625	3,367	5,038	6,115
Shares issued for equity-based compensation awards	—	277	45	1,426
Shares withheld related to net share settlement of equity-based compensation awards	(3)	—	(101)	—
Shares issued for purchase consideration	—	—	—	2,221
Redemption of common units of FAH, LLC	2,078	9,233	2,115	27,651
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(535)	(2,147)	(536)	(6,883)
Ending balance	$210,735	$176,684	$210,735	$176,684
Accumulated other comprehensive (loss) income
Beginning balance	$(785)	$104	$791	$(167)
Foreign currency translation loss, net of tax	(22)	(440)	(1,598)	(169)
Ending balance	$(807)	$(336)	$(807)	$(336)
Retained earnings
Beginning balance	$16,316	$10,912	$20,442	$8,717
Net (loss) income attributable to Funko, Inc.	(10,585)	5,132	(14,711)	7,327
Ending balance	$5,731	$16,044	$5,731	$16,044
Non-controlling interests
Beginning balance	$74,493	$117,407	$79,733	$138,546
Distributions to Continuing Equity Owners	—	(10,069)	(2,675)	(18,121)
Redemption of common units of FAH, LLC	(2,078)	(9,270)	(2,115)	(27,688)
Foreign currency translation loss, net of tax	(23)	(383)	(945)	(2)
Net (loss) income attributable to non-controlling interests	(4,424)	6,283	(6,030)	11,233
Ending balance	$67,968	$103,968	$67,968	$103,968
Total stockholders’ equity	$283,632	$296,365	$283,632	$296,365

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Class A common shares outstanding
Beginning balance	34,953	28,522	34,918	24,960
Shares issued for equity-based compensation awards	37	22	64	131
Shares issued for purchase consideration	—	—	—	127
Redemption of common units of FAH, LLC	475	1,670	483	4,996
Ending balance	35,465	30,214	35,465	30,214
Class B common shares outstanding
Beginning balance	14,515	20,281	14,515	23,584
Redemption of common units of FAH, LLC	(475)	(1,541)	(475)	(4,844)
Ending balance	14,040	18,740	14,040	18,740
Total Class A and Class B common shares outstanding	49,505	48,954	49,505	48,954

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
Net (loss) income and comprehensive (loss) income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2020 and December 31, 2019, Funko, Inc. owned 35.5 million and 34.9 million of FAH, LLC common units, respectively, representing a 69.5% and 68.7% economic ownership interest in FAH, LLC, respectively.
Net (loss) income and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $2.6 million and $4.9 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three and six months ended June 30, 2020, respectively, and $2.8 million and $5.0 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the three and six months ended June 30, 2019, respectively. Net (loss) income and comprehensive (loss) income of FAH, LLC also excludes $2.0 million and $3.2 million of income tax benefit for corporate, federal, state and local taxes attributable to Funko, Inc. for the three and six months ended June 30, 2020, respectively, and $1.6 million and $2.5 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the three and six months ended June 30, 2019, respectively.

11. (Loss) Earnings per Share
Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(15,009)	$11,415	$(20,741)	$18,560
Less: net (loss) income attributable to non-controlling interests	(4,424)	6,283	(6,030)	11,233
Net (loss) income attributable to Funko, Inc. — basic and diluted	$(10,585)	$5,132	$(14,711)	$7,327
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	35,033,100	29,909,518	34,988,487	28,283,578
Add: Effect of dilutive equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	—	2,205,901	—	2,012,075
Weighted-average shares of Class A common stock outstanding — diluted	35,033,100	32,115,419	34,988,487	30,295,653
(Loss) earnings per share of Class A common stock — basic	$(0.30)	$0.17	$(0.42)	$0.26
(Loss) earnings per share of Class A common stock — diluted	$(0.30)	$0.16	$(0.42)	$0.24

For the three and six months ended June 30, 2020 and 2019, an aggregate of 21.0 million and 20.5 million, respectively, and 21.2 million and 22.4 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted (loss) earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three and six months ended June 30, 2020 and 2019, anti-dilutive securities included 16.0 million and 15.9 million, respectively, and 20.0 million and 21.6 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method.
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
On November 6, 2017, we completed our IPO of 10,416,666 shares of Class A common stock at an initial public offering price of $12.00 per share and received approximately $117.3 million in net proceeds after deducting underwriting discounts and commissions. We used the net proceeds to purchase 10,416,666 newly issued common units directly from FAH, LLC at a price per unit equal to the price per share of Class A common stock in the IPO less underwriting discounts and commissions. At June 30, 2020, we held 35.5 million common units, representing an approximately 69.5% interest in FAH, LLC.

COVID-19
The novel coronavirus (“COVID-19”) has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.
As a result of the pandemic, we have experienced, and continue to experience, weakened demand for our products, which has had a negative impact on our net sales in the three and six months ended June 30, 2020 and into the third quarter of 2020. Many of our customers have been unable to sell our products in their stores for nearly all of the second quarter of 2020, due to government-mandated closures and have deferred or significantly reduced orders for our products. While some of these closures have been lifted, due to the surge of cases in certain areas we expect to see additional closures, stores that reopened to close back down and/or delays in planned reopenings. As such, we expect these trends to continue until such closures are significantly reduced. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods. At the end of the second quarter and in the beginning of the third quarter we began seeing a number of our key accounts reopening but operating at significantly reduced volumes.
In Europe, as a result of the impacts of COVID-19 and key account closures during the latter part of the first quarter and during the second quarter, we made the strategic decision to shift any new products that were initially planned to arrive on retailer shelves in the second quarter of 2020 into the third quarter of 2020 to preserve demand for these new items. As such, the shipments in the region during the second quarter of 2020 were minimal.
Given these factors, we believe that the greatest impact from the COVID-19 pandemic in fiscal 2020 occurred in the second quarter of 2020 during which we experienced a significant net sales decline as compared to the second quarter of 2019. We expect any recovery in the second half of the year to be gradual due to general uncertainty in both the U.S. and international markets. However, if there is a significant surge in COVID-19 cases accompanied by additional closures or a significant halt in reopenings, the remainder of 2020 could potentially be impacted to an even greater extent than the first half.
In addition, in the three and six months ended June 30, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Even if we are able to find alternate sources for such products, they may cost more and cause delays in our supply chain, which could adversely impact our profitability and financial condition.
We have taken actions to protect our employees in response to the pandemic, including closing our corporate offices and requiring our office employees to work from home. At our distribution centers, certain practices are in effect to safeguard workers, including but not limited to, required daily health pre-screening, providing personal protective equipment and operating with a staggered work schedule, and we are continuing to monitor direction from local and national governments carefully.
As a result of the impact of COVID-19 on our financial results for the three and six months ended June 30, 2020, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:
•Furloughing and laying off a significant portion of our employees;

•Implementing 20% salary reductions across our executive team and other members of upper level management until the end of the second quarter of 2020;
•Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures; and
•Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.
In addition, given the rapidly changing environment and level of uncertainty being created by the COVID-19 pandemic and the associated impact on future earnings, on May 5, 2020, we amended our Credit Agreement (the “Third Amendment”) in order to modify the financial covenants and provide operating flexibility during the COVID-19 crisis. See “Liquidity and Capital Resources” below for discussion of the Third Amendment.
As of June 30, 2020, we had $45.9 million available under the Revolving Credit Facility.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands)
Net sales	$98,099	$191,199	$234,799	$358,264
Net (loss) income	$(15,009)	$11,415	$(20,741)	$18,560
EBITDA (1)	$(2,950)	$27,773	$4,106	$50,649
Adjusted EBITDA (1)	$225	$31,371	$10,821	$56,710
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period over Period Change
	2020	2019	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$98,099	$191,199	$(93,100)	(48.7)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	62,182	119,998	(57,816)	(48.2)%
Selling, general, and administrative expenses	39,110	43,647	(4,537)	(10.4)%
Depreciation and amortization	11,071	10,425	646	6.2%
Total operating expenses	112,363	174,070	(61,707)	(35.4)%
(Loss) income from operations	(14,264)	17,129	(31,393)	(183.3)%
Interest expense, net	2,691	3,763	(1,072)	(28.5)%
Other (income) expense, net	(243)	(219)	(24)	11.0%
(Loss) income before income taxes	(16,712)	13,585	(30,297)	(223.0)%
Income tax (benefit) expense	(1,703)	2,170	(3,873)	(178.5)%
Net (loss) income	(15,009)	11,415	(26,424)	(231.5)%
Less: net (loss) income attributable to non-controlling interests	(4,424)	6,283	(10,707)	(170.4)%
Net (loss) income attributable to Funko, Inc.	$(10,585)	$5,132	$(15,717)	(306.3)%

Net Sales
Net sales were $98.1 million for the three months ended June 30, 2020, a decrease of 48.7%, compared to $191.2 million for the three months ended June 30, 2019. The decrease in net sales was due primarily to impacts from the COVID-19 pandemic, including reduced shipments to our customers as non-essential business closures and social distancing guidelines were in effect for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
For the three months ended June 30, 2020, the number of active properties increased 8.8% to 644 as compared to 592 for the three months ended June 30, 2019, and the average net sales per active property decreased 52.9% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due primarily to the impacts from the COVID-19 pandemic. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States decreased 36.5% to $77.9 million in the three months ended June 30, 2020 as compared to $122.7 million in the three months ended June 30, 2019, and net sales internationally decreased 70.5% to $20.2 million in the three months ended June 30, 2020 as compared to $68.5 million in the three months ended June 30, 2019, driven primarily by decreased sales in Europe. The decreases reflect the significant impacts from the COVID-19 pandemic as non-

essential business closures impacted domestic and overseas markets throughout the quarter. On a product category basis, net sales of figures decreased 51.5% to $77.4 million in the three months ended June 30, 2020 as compared to $159.7 million in the three months ended June 30, 2019, and net sales of other products decreased 34.3% to $20.7 million in the three months ended June 30, 2020 as compared to $31.5 million in the three months ended June 30, 2019, which reflects sales declines in nearly all product categories due to the impacts from the COVID-19 pandemic.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $62.2 million for the three months ended June 30, 2020, a decrease of 48.2%, compared to $120.0 million for the three months ended June 30, 2019. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 36.6% for the three months ended June 30, 2020, compared to 37.2% for the three months ended June 30, 2019. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was driven primarily by increased shipping and freight costs as a percentage of net sales during the three months ended June 30, 2020 due to lower sales volumes and higher volume of domestic shipments, partially offset by improved product margins and enhanced inventory management processes implemented in the second half of 2019.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $39.1 million for the three months ended June 30, 2020, a decrease of 10.4%, compared to $43.6 million for the three months ended June 30, 2019. The decrease was driven primarily by a $5.6 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity based compensation expense) and a $1.3 million, decrease in advertising and marketing costs partially offset by a $1.4 million increase in bad debt expense, additional expenses generally related to COVID-19 business interruptions and our remote working environment, and lower sales volumes. Selling, general and administrative expenses were 39.9% and 22.8% of net sales for the three months ended June 30, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $11.1 million for the three months ended June 30, 2020, an increase of 6.2%, compared to $10.4 million for the three months ended June 30, 2019, primarily driven by an increase in depreciation on our office and warehouse facilities, including the addition of our Hollywood retail store.
Interest Expense, Net
Interest expense, net was $2.7 million for the three months ended June 30, 2020, a decrease of 28.5%, compared to $3.8 million for the three months ended June 30, 2019. The decrease in interest expense, net was due primarily to lower interest rates on debt outstanding during the three months ended June 30, 2020 as compared to the interest rates on debt outstanding during the three months ended June 30, 2019, as a result of the second and third amendments to the Credit Facilities entered into on September 23, 2019 and May 5, 2020, respectively.
Other (income) expense, net
Other income, net was $0.2 million for both the three months ended June 30, 2020 and 2019. Other income, net for the three months ended June 30, 2020 and 2019 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.

Net (loss) income
Net loss was $15.0 million for the three months ended June 30, 2020, compared to net income of $11.4 million for the three months ended June 30, 2019. The increase in net loss was primarily due to the decrease in net sales partially offset by a decrease in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, as discussed above.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth information comparing the components of net (loss) income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period over Period Change
	2020	2019	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$234,799	$358,264	$(123,465)	(34.5)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	143,599	223,654	(80,055)	(35.8)%
Selling, general, and administrative expenses	86,423	84,115	2,308	2.7%
Depreciation and amortization	22,060	20,655	1,405	6.8%
Total operating expenses	252,082	328,424	(76,342)	(23.2)%
(Loss) income from operations	(17,283)	29,840	(47,123)	(157.9)%
Interest expense, net	5,346	7,835	(2,489)	(31.8)%
Other (income) expense, net	671	(154)	825	(535.7)%
(Loss) income before income taxes	(23,300)	22,159	(45,459)	(205.1)%
Income tax (benefit) expense	(2,559)	3,599	(6,158)	(171.1)%
Net (loss) income	(20,741)	18,560	(39,301)	(211.8)%
Less: net (loss) income attributable to non-controlling interests	(6,030)	11,233	(17,263)	(153.7)%
Net (loss) income attributable to Funko, Inc.	$(14,711)	$7,327	$(22,038)	(300.8)%

Net Sales
Net sales were $234.8 million for the six months ended June 30, 2020, a decrease of 34.5%, compared to $358.3 million for the six months ended June 30, 2019. The decrease in net sales was due primarily to the COVID-19 pandemic which negatively impacted net sales for the majority of the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the six months ended June 30, 2020, we experienced reduced shipments to our customers as well as supply chain disruptions as non-essential business closures and social distancing guidelines related to the COVID-19 pandemic were in effect for the majority of the period.
For the six months ended June 30, 2020, the number of active properties increased 10.9% to 735 as compared to 663 for the six months ended June 30, 2019, and the average net sales per active property decreased 41.0% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to the impacts from the COVID-19 pandemic. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States decreased 23.8% to $176.4 million in the six months ended June 30, 2020 as compared to $231.5 million in the six months ended June 30, 2019, and net sales internationally decreased 53.9% to $58.4 million in the six months ended June 30, 2020 as compared to $126.7 million in the six months ended June 30, 2019, driven primarily by decreased sales in Europe. The decreases reflect the significant impacts from the COVID-19 pandemic as non-essential business closures impacted all our markets with overseas markets, especially within Europe, impacted earlier in the period. On a product category basis, net sales of figures decreased 36.2% to $188.7 million in the six months ended June 30, 2020 as compared to $295.8 million in the six months ended June 30, 2019, and net sales of other products decreased 26.1% to $46.1 million in the six months ended June 30, 2020 as compared to $62.4 million in the six months ended June 30, 2019, primarily due to declines in most product categories resulting from the COVID-19 pandemic.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $143.6 million for the six months ended June 30, 2020, a decrease of 35.8%, compared to $223.7 million for the six months ended June 30, 2019. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower sales stemming from the COVID-19 pandemic, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.8% for the six months ended June 30, 2020, compared to 37.6% for the six months ended June 30, 2019. The increase in gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was driven primarily by improved product margins and enhanced inventory management processes implemented in the second half of 2019.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $86.4 million for the six months ended June 30, 2020, an increase of 2.7%, compared to $84.1 million for the six months ended June 30, 2019. The increase was driven primarily by a $2.4 million increase in rent and related facilities costs, a $1.8 million increase in bad debt expense, a $1.3 million increase in professional fees, additional expenses generally related to COVID-19 business interruptions and our remote working environment, and lower sales volumes, partially offset by a $2.0 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity based compensation expense) and a $1.2 million decrease in advertising and marketing costs. Selling, general and administrative expenses were 36.8% and 23.5% of net sales for the six months ended June 30, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $22.1 million for the six months ended June 30, 2020, an increase of 6.8%, compared to $20.7 million for the six months ended June 30, 2019, primarily driven by an increase in depreciation on our office and warehouse facilities, including the addition of our Hollywood retail store.
Interest Expense, Net
Interest expense, net was $5.3 million for the six months ended June 30, 2020, a decrease of 31.8%, compared to $7.8 million for the six months ended June 30, 2019. The decrease in interest expense, net was due primarily to lower interest rates on debt outstanding during the six months ended June 30, 2020 as compared to the interest rates on debt outstanding during the six months ended June 30, 2019 as a result of the second and third amendments to the Credit Facilities entered into on September 23, 2019 and May 5, 2020, respectively.
Other (income) expense, net
Other expense, net was $0.7 million for the six months ended June 30, 2020, compared to other income of $0.2 million for the six months ended June 30, 2019. Other (income) expense, net for the six months ended June 30, 2020 and 2019 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.
Net (loss) income
Net loss was $20.7 million for the six months ended June 30, 2020, compared to net income of $18.6 million for the six months ended June 30, 2019, primarily due to the decrease in net sales and increase in selling, general and administrative expenses, partially offset by the decrease in cost of sales (exclusive of depreciation and amortization), for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, (loss) earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax (benefit) expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net (Loss) Income as net (loss) income attributable to Funko, Inc. adjusted for the reallocation of (loss) income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax (benefit) expense effect of these adjustments. We define Adjusted (Loss) Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net (loss) income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net (loss) income attributable to Funko, Inc.	$(10,585)	$5,132	$(14,711)	$7,327
Reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(4,424)	6,283	(6,030)	11,233
Equity-based compensation (2)	2,625	3,367	5,038	6,115
Acquisition transaction costs and other expenses (3)	—	450	—	100
Certain severance, relocation and related costs (4)	793	—	1,006	—
Foreign currency transaction (gain) loss (5)	(243)	(219)	671	(154)
Income tax benefit (expense) (6)	1,681	(2,126)	1,587	(3,456)
Adjusted net (loss) income	$(10,153)	$12,887	$(12,439)	$21,165
Weighted-average shares of Class A common stock outstanding-basic	35,033	29,910	34,988	28,284
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	15,972	22,248	15,942	23,612
Adjusted weighted-average shares of Class A stock outstanding - diluted	51,005	52,158	50,930	51,896
Adjusted (loss) earnings per diluted share	$(0.20)	$0.25	$(0.24)	$0.41

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands)
Net (loss) income	$(15,009)	$11,415	$(20,741)	$18,560
Interest expense, net	2,691	3,763	5,346	7,835
Income tax (benefit) expense	(1,703)	2,170	(2,559)	3,599
Depreciation and amortization	11,071	10,425	22,060	20,655
EBITDA	$(2,950)	$27,773	$4,106	$50,649
Adjustments:
Equity-based compensation (2)	2,625	3,367	5,038	6,115
Acquisition transaction costs and other expenses (3)	—	450	—	100
Certain severance, relocation and related costs (4)	793	—	1,006	—
Foreign currency transaction (gain) loss (5)	(243)	(219)	671	(154)
Adjusted EBITDA	$225	$31,371	$10,821	$56,710
(1)Represents the reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income (loss) was attributable to non-controlling interests.
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
(4)For the three and six months ended June 30, 2020, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom and charges related to the global workforce reduction implemented in response to the COVID-19 pandemic.
(5)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$32,208	$47,954
Net cash used in investing activities	(11,676)	(18,099)
Net cash used in financing activities	(6,259)	(23,721)
Effect of exchange rates on cash and cash equivalents	1,625	(135)
Net increase in cash and cash equivalents	$15,898	$5,999
Operating Activities. Net cash provided by operating activities was $32.2 million for the six months ended June 30, 2020, compared to $48.0 million for the six months ended June 30, 2019. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the decrease in net income, excluding non-cash adjustments, of $37.8 million, driven primarily by a decrease in net sales due to the impact of the COVID-19 pandemic as well as an increase in selling, general and administrative expenses, partially offset by a decrease in interest expense, net and a decrease in cost of sales (exclusive of depreciation and amortization). Partially offsetting the decrease in net income was an increase related to changes in working capital which increased net cash provided by operating activities by $22.0 million and were primarily due to decreases in accounts receivable, net of $40.2 million and prepaid expenses and other assets of $12.5 million and an increase in income taxes payable of $3.0 million, partially offset by a decrease in accounts payable of $14.1 million, an increase in inventory of $11.1 million, and decreases to accrued royalties and accrued expenses and other liabilities of $6.3 million and $2.1 million, respectively.

Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchases of property and equipment. For the six months ended June 30, 2020, net cash used in investing activities was $11.7 million and was primarily related to purchases of tooling and molds used in production our product lines.
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
For the six months ended June 30, 2020, net cash used in financing activities was $6.3 million, primarily related to payments on the Term Loan Facility of $5.9 million and distributions to the Continuing Equity Owners of $2.7 million, partially offset by net borrowings on the Revolving Credit Facility of $3.0 million.
For the six months ended June 30, 2019, net cash used in financing activities was $23.7 million, primarily related to distributions to the Continuing Equity Owners of $18.1 million, payments on the Term Loan Facility of $5.9 million, and net payments on the Revolving Credit Facility of $0.8 million partially offset by proceeds from the exercise of equity based options of $1.4 million.
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
On February 11, 2019, the Company amended its Credit Agreement to increase the Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the Credit Facilities prior to such amendment.
On September 23, 2019, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment extended the maturity date of the Term Loan Facility and Revolving Credit Facility under the Credit Agreement to September 23, 2024, reduced the interest margin applicable to all loans under the Credit Agreement by 0.75% and reduced certain fees incurred under the Credit Agreement. The Second Amendment also allows the Company to request that the Term Loan Facility be increased by an additional $25.0 million.
On May 5, 2020, the Company entered into the Third Amendment, which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30 million until the Leverage Ratio (as defined in the Credit Agreement) is less than 2.50 to 1.00 for a period of four consecutive fiscal quarters, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter.
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
The Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. We are a holding company with no material assets and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the FAH LLC Agreement or the Registration Rights Agreement; and
•other than during the period commencing on (and including) the Third Amendment closing date and ending on (and including) September 30, 2020, the ability to make other distributions of up to $25.0 million during any period of four fiscal quarters in order to pay dividends to the common unit holders of FAH, LLC (including the Company) as long as the funds received by the Company are used to pay dividends to the Company’s stockholders, the Leverage Ratio (as defined in the Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Leverage Ratio under the Pro Forma Financial Covenant Requirement (as defined in the Credit Agreement) for the applicable fiscal quarter and there is remaining Availability (as defined in the Credit Agreement) under the Credit Facilities of at least $25.0 million.
We expect these limitations to continue in the future under the terms of the Credit Agreement and that they may continue under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.
The Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions, guarantee repayment of the Credit Facilities. The Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility (“Original Principal Amount”) in the first and second years of the Term Loan Facility, 10.00% of the Original Principal Amount in the third and fourth years of the Term Loan Facility and 12.50% of the Original Principal Amount in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. As of June 30, 2020, $29.1 million was outstanding under the Revolving Credit Facility.
As amended, loans under the Credit Facilities, at the Borrowers’ option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) or, in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. The Euro-Rate is subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period.

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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum senior leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis), except as described above in connection with the Waiver Period.
As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement, as amended. In accordance with the Third Amendment, the financial covenants under the Credit Agreement have been waived during the Waiver Period. After the Waiver Period ends, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement.
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
As of June 30, 2020, we had $239.9 million of indebtedness outstanding under our Credit Facilities, consisting of $210.8 million outstanding under our Term Loan Facility (net of unamortized discount of

$3.6 million) and $29.1 million outstanding under our Revolving Credit Facility, leaving $45.9 million available under our Revolving Credit Facility.
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
Future Sources and Uses of Liquidity
As of June 30, 2020, we had $41.1 million of cash and cash equivalents and $80.0 million of working capital, compared with $25.2 million of cash and cash equivalents and $101.6 million of working capital as of December 31, 2019. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
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
Contractual Obligations
There were no material changes in our commitments during the six months ended June 30, 2020 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 outside the course of normal business.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of June 30, 2020, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level due to the material weakness in the Company’s internal control over financial reporting related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs and Border Protection (“U.S. Customs”) at our Loungefly subsidiary.
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
Changes in Internal Control over Financial Reporting
Except for the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020 and we intend to move to dismiss the consolidated action. On June 25, 2020, the Dachev action was voluntarily dismissed.
Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al.and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Securities Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct. We intend to seek to dismiss or stay these actions.
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
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice.
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
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business
The COVID-19 pandemic has adversely impacted and could materially adversely impact our business, financial condition and results of operations.
In 2020, the COVID-19 outbreak was declared a pandemic and has spread throughout the world. COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, including through business and transportation shutdowns and restrictions on people’s movement and congregation.
As a result of the COVID-19 pandemic, we have experienced, and continue to experience, weakened demand for our products, which has had a negative impact on our net sales and liquidity. Beginning at the end of the first quarter of 2020 and continuing during the second quarter of 2020, many of our retail customers were unable to sell our products in their stores due to government-mandated closures and temporarily reduced orders for our products. While some of these closures have been lifted, due to the surge of cases in certain areas we expect to see additional closures, stores that reopened to close back down and/or delays in planned reopenings. We expect these trends to continue until such closures are significantly reduced. In addition, the pandemic has reduced foot traffic in the stores that remain open where our products are sold, and the global economic impact of the pandemic has reduced consumer demand for our products generally. At the end of the second quarter and in the beginning of the third quarter we began seeing a number of our key accounts reopening but operating at significantly reduced volumes. In addition, in light of the reduced volumes and closures in Europe, we made a strategic decision in Europe to shift any new products that were initially planned to arrive on retailer shelves in the second quarter of 2020 into the third quarter of 2020 to preserve demand. As a result, shipments in the region during the second quarter of 2020 were minimal. There can be no guarantees that such demand will be preserved in the third quarter of 2020.
In addition, in the three and six months ended June 30, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. The impact on our supply chain and manufacturing continued in the second quarter of 2020, and we expect it to negatively affect our financial results for the third quarter and future 2020 reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
Additionally, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future liquidity needs, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. While we do not have any current plans to seek additional liquidity, we have evaluated options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities. There can be no assurance when or whether any such issuance will occur, and any such financing may be material in nature and could result in significant additional borrowings or issuances of equity or equity-linked securities. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted, which may be significant. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
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
Our net sales and profitability have generally grown rapidly in recent periods; however, this should not be considered indicative of our future performance. In the six months ended June 30, 2020, our net sales decreased 34.5% compared to our net sales in the six months ended June 30, 2019, and we incurred a net loss of $20.7 million. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:
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
Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 75% and 73% of our sales for the six months ended June 30, 2020 and 2019, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 40% and 36% of our sales for the six months ended June 30, 2020 and 2019, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of June 30, 2020, we had a reserve of $7.1 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 45% and 43% of our sales for the six months ended June 30, 2020 and 2019, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 763 as of June 30, 2020. As a result of our acquisition of Underground Toys Limited in January 2017, we now have distribution operations in the United Kingdom, our first distribution center outside of our headquarters in Everett, Washington. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the six months ended June 30, 2020 and 2019, our gross margins (exclusive of depreciation and amortization) were 38.8% and 37.6%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 81% and 82% of our net sales for the six months ended June 30, 2020 and 2019, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of June 30, 2020 and December 31, 2019, we recorded reserves of $0.7 million and $2.4 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of June 30, 2020, we owned approximately 75 registered U.S. trademarks, 179 registered international trademarks, 53 pending U.S. trademark applications and 80 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we are forced to furlough or lay off employees, as we have during the six months ended June 30, 2020, there have been and may in the future be adverse consequences for our corporate culture and employee morale. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.
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
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Bath, England; Burbank, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 25% and 35% of our sales for the six months ended June 30, 2020 and 2019, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our unaudited condensed consolidated balance sheet, as of June 30, 2020. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020 and we intend to move to dismiss the consolidated action. On June 25, 2020, the Dachev action was voluntarily dismissed.
Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al.and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Securities Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct. We intend to seek to dismiss or stay these actions.
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
On July 2, 2018, all of the above-referenced suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation in the Superior Court of Washington in and for King County. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice.
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
On October 22, 2018, we entered into the Credit Agreement providing for the Term Loan Facility in the amount of $235.0 million and the Revolving Credit Facility in the amount of $50.0 million (which was increased to $75.0 million on February 11, 2019). As of June 30, 2020, we had $239.9 million of indebtedness outstanding under our Credit Facilities, consisting of $210.8 million outstanding under our Term Loan Facility (net of unamortized discount of $3.6 million) and $29.1 million outstanding under our Revolving Credit Facility.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of August 4, 2020, ACON holds approximately 40.0% of the combined voting power of our common stock through its ownership of 10,934,606 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of August 4, 2020, collectively hold approximately 50.4% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange.

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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 35,465,205 common units of FAH, LLC as of June 30, 2020, representing approximately 69.5% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of August 4, 2020, we had an aggregate of 164,516,663 shares of Class A common stock authorized but unissued, as well as approximately 15,531,834 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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
Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of June 30, 2020, 3,145,692 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,132,725 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of June 30, 2020, we granted 272,800 shares of Class A common stock underlying stock options and 168,152 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
As of June 30, 2020, we have identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management was and may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If our remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Amendment No. 3, dated as of May 5, 2020, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC, Funko Games, LLC and each lender from time to time party thereto.	8-K	001-38274	10.1	5/7/2020

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 6, 2020	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)