Form 10-Q
period 2020-09-30
Funko, Inc.
filed 2020-11-05
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2020, the registrant had 35,611,762 shares of Class A common stock, $0.0001 par value per share, and 14,040,296 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$191,229	$223,307	$426,028	$581,571
Cost of sales (exclusive of depreciation and amortization shown separately below)	117,504	137,801	261,103	361,455
Selling, general, and administrative expenses	41,167	52,424	127,590	136,539
Depreciation and amortization	11,887	10,472	33,947	31,127
Total operating expenses	170,558	200,697	422,640	529,121
Income from operations	20,671	22,610	3,388	52,450
Interest expense, net	2,875	3,620	8,221	11,455
Other expense, net	779	577	1,450	423
Income (loss) before income taxes	17,017	18,413	(6,283)	40,572
Income tax expense (benefit)	1,420	2,865	(1,139)	6,464
Net income (loss)	15,597	15,548	(5,144)	34,108
Less: net income (loss) attributable to non-controlling interests	5,801	6,909	(229)	18,142
Net income (loss) attributable to Funko, Inc.	$9,796	$8,639	$(4,915)	$15,966
Earnings (loss) per share of Class A common stock:
Basic	$0.28	$0.27	$(0.14)	$0.54
Diluted	$0.27	$0.25	$(0.14)	$0.50
Weighted average shares of Class A common stock outstanding:
Basic	35,483	32,055	35,155	29,555
Diluted	35,904	34,503	35,155	31,712
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$15,597	$15,548	$(5,144)	$34,108
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $(315) and $158 for the three months ended September 30, 2020 and 2019, respectively, and $153 and $208 for the nine months ended September 30, 2020 and 2019, respectively	1,647	(998)	(896)	(1,169)
Comprehensive income (loss)	17,244	14,550	(6,040)	32,939
Less: Comprehensive income (loss) attributable to non-controlling interests	6,397	6,449	(578)	17,680
Comprehensive income (loss) attributable to Funko, Inc.	$10,847	$8,101	$(5,462)	$15,259
See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$31,895	$25,229
Accounts receivable, net	136,300	151,564
Inventory	72,603	62,124
Prepaid expenses and other current assets	11,944	20,280
Total current assets	252,742	259,197
Property and equipment, net	58,771	65,712
Operating lease right-of-use assets	55,679	62,901
Goodwill	124,634	124,835
Intangible assets, net	209,335	221,492
Deferred tax asset	56,884	57,547
Other assets	4,738	4,783
Total assets	$762,783	$796,467
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$25,822
Current portion of long-term debt, net of unamortized discount	22,462	13,685
Current portion of operating lease liabilities	12,612	11,314
Accounts payable	40,843	42,531
Income taxes payable	155	637
Accrued royalties	31,574	34,625
Accrued expenses and other current liabilities	44,918	28,955
Total current liabilities	152,564	157,569
Long-term debt, net of unamortized discount	185,659	202,816
Operating lease liabilities, net of current portion	55,594	61,622
Deferred tax liability	303	341
Liabilities under tax receivable agreement, net of current portion	62,369	61,554
Other long-term liabilities	3,609	7,421

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 35,486 and 34,918 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4	3
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,040 and 14,515 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	213,365	204,174
Accumulated other comprehensive income	244	791
Retained earnings	15,527	20,442
Total stockholders’ equity attributable to Funko, Inc.	229,141	225,411
Non-controlling interests	73,544	79,733
Total stockholders’ equity	302,685	305,144
Total liabilities and stockholders’ equity	$762,783	$796,467
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating Activities
Net income (loss)	$(5,144)	$34,108
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	35,929	32,254
Equity-based compensation	7,494	9,830
Amortization of debt issuance costs and debt discounts	1,006	893
Deferred tax expense (benefit)	1,237	(172)
Other	1,715	(84)
Changes in operating assets and liabilities:
Accounts receivable, net	13,507	(19,643)
Inventory	(11,115)	(8,759)
Prepaid expenses and other assets	15,163	1,527
Accounts payable	(1,595)	24,310
Income taxes payable	(465)	(3,522)
Accrued royalties	(3,045)	(1,240)
Accrued expenses and other liabilities	5,658	(6,516)
Net cash provided by operating activities	60,345	62,986

Investing Activities
Purchases of property and equipment	(14,704)	(27,155)
Acquisitions of businesses and related intangible assets, net of cash	—	(6,369)
Net cash used in investing activities	(14,704)	(33,524)

Financing Activities
Borrowings on line of credit	28,267	22,543
Payments on line of credit	(55,103)	(23,383)
Debt issuance costs	(569)	(411)
Payments of long-term debt	(8,814)	(8,813)
Contributions from continuing equity owners	177	—
Distributions to continuing equity owners	(3,496)	(22,905)
Payments under tax receivable agreement	(165)	—
Proceeds from exercise of equity-based options	41	2,210
Net cash used in financing activities	(39,662)	(30,759)

Effect of exchange rates on cash and cash equivalents	687	1,303

Net increase in cash and cash equivalents	6,666	6
Cash and cash equivalents at beginning of period	25,229	13,486
Cash and cash equivalents at end of period	$31,895	$13,492
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
Significant Accounting Policies
Cash equivalents. As of September 30, 2020, cash equivalents included $19.9 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.

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
During the nine months ended September 30, 2020, the Company assessed a series of triggering events related to the Company’s book value in excess of the market capitalization of the Company. Such triggering events included the World Health Organization declaring on March 11, 2020 that the COVID-19 outbreak constituted a global pandemic and the Company releasing a business update on March 20, 2020 announcing the closing of its retail locations, that employees would be working from home and the withdrawal of its 2020 financial guidance that had been issued on March 5, 2020. Due to sustained lower market capitalization below book value, the Company performed a quantitative analysis at each of the 2020 quarterly reporting periods.
The fair value of the reporting unit was determined using a market approach which considered the current market capitalization of the Company as well as a control premium that was estimated based upon comparable market transactions to reflect the synergies and other benefits available to a market participant. As a result of its analysis, the Company has determined that the fair value of its goodwill reporting unit exceeded its carrying value and therefore an impairment charge was not recorded for the nine months ended September 30, 2020.

The Company’s long-lived asset groups, which includes intangible assets, property and equipment and operating lease right-of-use assets net of operating lease liabilities, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset (or asset group), a significant change in the extent or manner in which an asset (or asset group) is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company has determined that the carrying amount of its remaining long-lived asset group is recoverable as of September 30, 2020, based on the Company’s current financial forecasts.
Further declines in the Company’s market capitalization, or more severe effects of the COVID-19 pandemic than currently estimated could result in an impairment of the Company’s goodwill or long-lived assets in the future. The carrying value of the Company’s goodwill and long-lived asset group was $124.6 million and $253.8 million as of September 30, 2020, respectively.
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

Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2020 and December 31, 2019, was approximately $211.5 million and $246.1 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2020 and December 31, 2019, were $208.1 million and $242.3 million, respectively.
4. Debt
Debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Revolving Credit Facility	$—	$25,822

Term Loan Facility	$211,484	$220,313
Debt issuance costs	(3,363)	(3,812)
Total term debt	208,121	216,501
Less: current portion	22,462	13,685
Long-term debt, net	$185,659	$202,816

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
On May 5, 2020 the Company entered into a third amendment to the Credit Agreement (“Third Amendment”) which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30.0 million until the Leverage Ratio (as defined in the Credit Agreement) is less than 2.50 to 1.00 for a period of four consecutive fiscal quarters, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50.0 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter. For the four consecutive fiscal quarter period ended June 30, 2020 we were able to demonstrate a leverage ratio of less than 2.50 to 1:00 and were therefore no longer subject to the minimum liquidity requirement during the three months ended September 30, 2020.
The Third Amendment adjusted the required leverage levels for the Leverage Ratio to provide the Company with additional flexibility following the Waiver Period.

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
The Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all of the covenants in its Credit Agreement, as amended.
At September 30, 2020, the Company had $211.5 million of borrowings outstanding under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. At December 31, 2019, the Company had $220.3 million and $25.8 million of borrowings outstanding under the Term Loan Facility and Revolving Credit Facility, respectively. At September 30, 2020 and December 31, 2019, the Company had $75.0 million and $49.2 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of September 30, 2020 and December 31, 2019.
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
During the three months ended September 30, 2020, the Company did not acquire any common units of FAH, LLC. During the nine months ended September 30, 2020, the Company acquired 0.5 million of common units of FAH, LLC, in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the nine months ended September 30, 2020, the Company recognized an increase to its net deferred tax assets in the amount of $0.4 million and corresponding Tax Receivable Agreement liabilities of $1.0 million. No payments were made pursuant to the Tax Receivable Agreement during the three months ended September 30, 2020. There were $0.2 million in payments made pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2020.
During the three and nine months ended September 30, 2019, the Company acquired an aggregate of 4.4 million and 9.4 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of the Company’s investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the three and nine months ended September 30, 2019 the Company recognized an increase to its net deferred tax assets in the amount of $25.4 million and $47.7 million, respectively, and corresponding Tax Receivable Agreement liabilities of $29.5 million and $58.6 million, respectively. There were no payments made pursuant to the Tax Receivable Agreement during the nine months ended September 30, 2019.
As of September 30, 2020, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $66.6 million, of which $4.2 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2019, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $65.8 million, of which $4.3 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the

Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that the Company and its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in the Company’s October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss is expected to conclude on December 30, 2020. On June 25, 2020, the Dachev action was voluntarily dismissed.
Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020. Defendants have informed the court that they intend to move to transfer the consolidated action to the United States District Court for the Central District of California. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct. Defendants intend to seek to dismiss or stay these actions.

Defendants believe they have meritorious defenses to the claims in the above-referenced suits and the Company believes any liability for the alleged claims is not currently probable or reasonably estimable.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, ACON, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”), the underwriters of the Company’s IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. The motion was fully briefed as of November 30, 2018 and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Superior Court of Washington in and for King County dismissed the consolidated action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.”

On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020. That appeal is pending.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Figures	75.9%	79.0%	78.3%	81.2%
Other	24.1%	21.0%	21.7%	18.8%
The following tables present summarized geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
United States	$140,935	$147,308	$317,348	$378,852
International	50,294	75,999	108,680	202,719
Total net sales	$191,229	$223,307	$426,028	$581,571

	September 30, 2020	December 31, 2019
Long-term assets:
United States	$72,478	$78,394
Vietnam and China	17,336	19,606
United Kingdom	29,374	35,396
Total long-lived assets	$119,188	$133,396

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
The Company recorded $1.4 million and $2.9 million of income tax expense for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million of income tax benefit and $6.5 million of income tax expense for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 8.3% and 18.1%, respectively. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. Additionally, for the three and nine months ended September 30, 2020 the Company recorded a return to provision adjustment that contributed to the difference between the effective and statutory tax rate.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.
9. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Class A common stock
Beginning balance	$4	$3	$3	$2
Shares issued	—	—	1	1
Ending balance	$4	$3	$4	$3
Class B common stock
Beginning balance	$1	$2	$1	$2
Redemption of common units of FAH, LLC	—	(1)	—	(1)
Ending balance	$1	$1	$1	$1
Additional paid-in capital
Beginning balance	$210,735	$176,684	$204,174	$146,154
Equity-based compensation	2,456	3,715	7,494	9,830
Shares issued for equity-based compensation awards	174	784	219	2,210
Shares withheld related to net share settlement of equity-based compensation awards	—	—	(101)	—
Shares issued for purchase consideration	—	—	—	2,221
Redemption of common units of FAH, LLC	—	23,261	2,115	50,912
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	(4,079)	(536)	(10,962)
Ending balance	$213,365	$200,365	$213,365	$200,365
Accumulated other comprehensive (loss) income
Beginning balance	$(807)	$(336)	$791	$(167)
Foreign currency translation gain (loss), net of tax	1,051	(538)	(547)	(707)
Ending balance	$244	$(874)	$244	$(874)
Retained earnings
Beginning balance	$5,731	$16,044	$20,442	$8,717
Net income (loss) attributable to Funko, Inc.	9,796	8,639	(4,915)	15,966
Ending balance	$15,527	$24,683	$15,527	$24,683
Non-controlling interests
Beginning balance	$67,968	$103,968	$79,733	$138,546
Distributions to Continuing Equity Owners	(821)	(4,784)	(3,496)	(22,905)
Redemption of common units of FAH, LLC	—	(23,223)	(2,115)	(50,911)
Foreign currency translation gain (loss), net of tax	596	(460)	(349)	(462)
Net income (loss) attributable to non-controlling interests	5,801	6,909	(229)	18,142
Ending balance	$73,544	$82,410	$73,544	$82,410
Total stockholders’ equity	$302,685	$306,588	$302,685	$306,588

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Class A common shares outstanding
Beginning balance	35,465	30,214	34,918	24,960
Shares issued for equity-based compensation awards	21	76	85	207
Shares issued for purchase consideration	—	—	—	127
Redemption of common units of FAH, LLC	—	4,368	483	9,364
Ending balance	35,486	34,658	35,486	34,658
Class B common shares outstanding
Beginning balance	14,040	18,740	14,515	23,584
Redemption of common units of FAH, LLC	—	(4,173)	(475)	(9,017)
Ending balance	14,040	14,567	14,040	14,567
Total Class A and Class B common shares outstanding	49,526	49,225	49,526	49,225

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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2020 and December 31, 2019, Funko, Inc. owned 35.5 million and 34.9 million of FAH, LLC common units, respectively, representing a 69.4% and 68.7% economic ownership interest in FAH, LLC, respectively.

Net income (loss) and comprehensive income (loss) of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income (loss) and comprehensive income (loss) of FAH, LLC for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Funko, Inc.
Equity-based compensation	$2,438	$3,145	$7,384	$8,121
Income tax expense (benefit)	$911	$2,265	$(2,318)	$4,751

11. Earnings (loss) per Share
Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$15,597	$15,548	$(5,144)	$34,108
Less: net income (loss) attributable to non-controlling interests	5,801	6,909	(229)	18,142
Net income (loss) attributable to Funko, Inc. — basic and diluted	$9,796	$8,639	$(4,915)	$15,966
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	35,483,266	32,055,116	35,154,617	29,554,572
Add: Effect of dilutive equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	420,472	2,447,729	—	2,157,293
Weighted-average shares of Class A common stock outstanding — diluted	35,903,738	34,502,845	35,154,617	31,711,865
Earnings (loss) per share of Class A common stock — basic	$0.28	$0.27	$(0.14)	$0.54
Earnings (loss) per share of Class A common stock — diluted	$0.27	$0.25	$(0.14)	$0.50

For the three and nine months ended September 30, 2020 and 2019, an aggregate of 19.5 million and 20.3 million, respectively, and 19.1 million and 21.3 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, anti-dilutive securities included 15.6 million and 15.8 million, respectively, and 18.1 million and 20.4 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

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
◦“Continuing Equity Owners” refers collectively to ACON, Fundamental, the Former Profits Interests Holders, certain current and former executive officers, employees and directors, and others, as well as each of their permitted transferees, that own common units in FAH, LLC and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
◦“Credit Facilities” refers to the Company’s credit agreement, dated October 22, 2018 (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility of $75.0 million (the “Revolving Credit Facility”).
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
◦“Former Profits Interests Holders” refers collectively to certain of our directors and certain current and former executive officers and employees, in each case, who, prior to the consummation of the Transactions, held existing vested and unvested profits interests in FAH, LLC pursuant to FAH, LLC’s prior equity incentive plan and received common units of FAH, LLC in exchange for their profits interests (subject to any common units received in exchange for unvested profits interests remaining subject to their existing time-based vesting requirements) in connection with the Transactions.
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
Overview
We are a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something, and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel and homewares.
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
Domestically, we primarily sell our products to specialty retailers, mass-market retailers, and e-commerce sites. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not have a direct presence. We also sell certain of our products directly to consumers through our e-commerce business, our Funko-operated retail locations and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events.
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
As a result of the pandemic, we have experienced weakened demand for our products, which has had a negative impact on our net sales in the three and nine months ended September 30, 2020. Many of our specialty retailer customers were unable to sell our products in their stores for nearly all of the second quarter and had limited in-store occupancy throughout the third quarter of 2020, due to government-

mandated closures. As such, many customers have deferred or significantly reduced orders for our products and we expect these trends to continue until such closures are significantly reduced. In addition, the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for our products as they focus on purchasing essential goods.
In Europe, as a result of the impacts of COVID-19 and key account closures during the latter part of the first quarter through the second quarter, we made the strategic decision to shift any new products that were initially planned to arrive on retailer shelves in the second quarter of 2020 into the third quarter of 2020 to preserve demand for these new items.
Given these factors, we believe that the greatest impact from the COVID-19 pandemic in fiscal 2020 occurred in the second quarter of 2020 during which we experienced a significant net sales decline as compared to the second quarter of 2019. We expect recovery to be gradual due to the increase in infection rates and general uncertainty in both the U.S. and international markets. Specifically, we anticipate downward pressure on sales in Europe during the three months ending December 31, 2020 in light of new restrictions and closures recently put into place in certain regions in Europe, most notably in the United Kingdom. If the significant surge in COVID-19 cases continues, and is accompanied by additional closures or a significant halt in reopenings, the remainder of 2020 could potentially be impacted to an even greater extent than currently expected.
In addition, in the three and nine months ended September 30, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam.
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
As a result of the impact of COVID-19 on our financial results for the three and nine months ended September 30, 2020, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:
•Assessing workforce needs and furloughing and laying off a portion of our employees;
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
As of September 30, 2020, we had $75.0 million available under the Revolving Credit Facility.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts in thousands)
Net sales	$191,229	$223,307	$426,028	$581,571
Net income (loss)	$15,597	$15,548	$(5,144)	$34,108
EBITDA (1)	$31,779	$32,505	$35,885	$83,154
Adjusted EBITDA (1)	$36,191	$40,617	$47,012	$97,327
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

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth information comparing the components of net income for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period over Period Change
	2020	2019	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$191,229	$223,307	$(32,078)	(14.4)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	117,504	137,801	(20,297)	(14.7)%
Selling, general, and administrative expenses	41,167	52,424	(11,257)	(21.5)%
Depreciation and amortization	11,887	10,472	1,415	13.5%
Total operating expenses	170,558	200,697	(30,139)	(15.0)%
Income from operations	20,671	22,610	(1,939)	(8.6)%
Interest expense, net	2,875	3,620	(745)	(20.6)%
Other expense, net	779	577	202	35.0%
Income before income taxes	17,017	18,413	(1,396)	(7.6)%
Income tax expense (benefit)	1,420	2,865	(1,445)	(50.4)%
Net income	15,597	15,548	49	0.3%
Less: net income attributable to non-controlling interests	5,801	6,909	(1,108)	(16.0)%
Net income attributable to Funko, Inc.	$9,796	$8,639	$1,157	13.4%

Net Sales
Net sales were $191.2 million for the three months ended September 30, 2020, a decrease of 14.4%, compared to $223.3 million for the three months ended September 30, 2019. The decrease in net sales was due primarily to the continued impacts from the COVID-19 pandemic, including reduced shipments to our specialty retailer and distributor customers as limited in-store occupancy and social distancing guidelines or non-essential business closures were in effect for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. These decreases were offset slightly by growth in our net sales to e-commerce sites and our own direct-to-consumer channels as the COVID-19 pandemic non-essential business closures had minimal effect on those customers.
For the three months ended September 30, 2020, the number of active properties increased 14.0% to 715 as compared to 627 for the three months ended September 30, 2019, and the average net sales per active property decreased 24.9% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due primarily to the impacts from the COVID-19 pandemic, discussed above. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States decreased 4.3% to $140.9 million in the three months ended September 30, 2020 as compared to $147.3 million in the three months ended

September 30, 2019, and net sales internationally decreased 33.8% to $50.3 million in the three months ended September 30, 2020 as compared to $76.0 million in the three months ended September 30, 2019, driven primarily by decreased sales in Europe. The decreases reflect the significant impacts from the COVID-19 pandemic as limited in-store occupancy and social distancing guidelines or non-essential business closures impacted domestic and overseas markets throughout the quarter. On a product category basis, net sales of figures decreased 17.8% to $145.0 million in the three months ended September 30, 2020 as compared to $176.5 million in the three months ended September 30, 2019, and net sales of other products decreased 1.4% to $46.2 million in the three months ended September 30, 2020 as compared to $46.8 million in the three months ended September 30, 2019, which reflects sales declines in nearly all product categories due to the impacts from the COVID-19 pandemic.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $117.5 million for the three months ended September 30, 2020, a decrease of 14.7%, compared to $137.8 million for the three months ended September 30, 2019. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.6% for the three months ended September 30, 2020, compared to 38.3% for the three months ended September 30, 2019. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was driven primarily by improved product margins and enhanced inventory management processes implemented in the second half of 2019 partially offset by an increase in shipping and freight costs as a percentage of net sales during the three months ended September 30, 2020 due to higher volume of domestic shipments.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $41.2 million for the three months ended September 30, 2020, a decrease of 21.5%, compared to $52.4 million for the three months ended September 30, 2019. The decrease was driven primarily by a $4.0 million decrease in professional fees (including legal), $2.2 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation expense), and a $1.9 million decrease in advertising and marketing costs. Additional expenses generally related to COVID-19 business interruptions and our remote working environment as well as lower sales volumes. Selling, general and administrative expenses were 21.5% and 23.5% of net sales for the three months ended September 30, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $11.9 million for the three months ended September 30, 2020, an increase of 13.5%, compared to $10.5 million for the three months ended September 30, 2019, primarily driven by an increase in depreciation on our office and warehouse facilities.
Interest Expense, Net
Interest expense, net was $2.9 million for the three months ended September 30, 2020, a decrease of 20.6%, compared to $3.6 million for the three months ended September 30, 2019. The decrease in interest expense, net was due primarily to lower interest rates on debt outstanding during the three months ended September 30, 2020 as compared to the interest rates on debt outstanding during the three months ended September 30, 2019 as a result of the second and third amendments to the Credit Facilities entered into on September 23, 2019 and May 5, 2020, respectively.

Other expense, net
Other expense, net was $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Other expense, net for the three months ended September 30, 2020 and 2019 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $1.4 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively. The decrease for the three months ended September 30, 2020 from September 30, 2019 was primarily related to reduced income tax expense due to a decrease in income before income taxes partially offset by a true-up of a return to provision adjustment.
Net income
Net income was $15.6 million for the three months ended September 30, 2020, compared to net income of $15.5 million for the three months ended September 30, 2019. The decrease in net income was primarily due to the decrease in net sales, partially offset by a decrease in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, as discussed above.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period over Period Change
	2020	2019	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$426,028	$581,571	$(155,543)	(26.7)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	261,103	361,455	(100,352)	(27.8)%
Selling, general, and administrative expenses	127,590	136,539	(8,949)	(6.6)%
Depreciation and amortization	33,947	31,127	2,820	9.1%
Total operating expenses	422,640	529,121	(106,481)	(20.1)%
Income from operations	3,388	52,450	(49,062)	(93.5)%
Interest expense, net	8,221	11,455	(3,234)	(28.2)%
Other expense, net	1,450	423	1,027	242.8%
(Loss) income before income taxes	(6,283)	40,572	(46,855)	(115.5)%
Income tax expense (benefit)	(1,139)	6,464	(7,603)	(117.6)%
Net (loss) income	(5,144)	34,108	(39,252)	(115.1)%
Less: net (loss) income attributable to non-controlling interests	(229)	18,142	(18,371)	(101.3)%
Net (loss) income attributable to Funko, Inc.	$(4,915)	$15,966	$(20,881)	(130.8)%

Net Sales
Net sales were $426.0 million for the nine months ended September 30, 2020, a decrease of 26.7%, compared to $581.6 million for the nine months ended September 30, 2019. The decrease in net sales was due primarily to the COVID-19 pandemic which negatively impacted net sales for the majority of the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we experienced reduced shipments to our customers as well as supply chain disruptions as non-essential business closures and social distancing guidelines related to the COVID-19 pandemic were in effect for the majority of the period.
For the nine months ended September 30, 2020, the number of active properties increased 9.2% to 805 as compared to 737 for the nine months ended September 30, 2019, and the average net sales per active property decreased 32.9% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the impacts from the COVID-19 pandemic. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from year to year based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States decreased 16.2% to $317.3 million in the nine months ended September 30, 2020 as compared to $378.9 million in the nine months ended September 30, 2019, and net sales internationally decreased 46.4% to $108.7 million in the nine months ended September 30, 2020 as compared to $202.7 million in the nine months ended September 30, 2019, driven primarily by decreased sales in Europe. The decreases reflect the significant impacts from the COVID-19 pandemic as non-essential business closures impacted domestic and overseas markets. Our overseas markets, especially within Europe, were impacted earlier in the period. On a product category basis, net sales of figures decreased 29.3% to $333.7 million in the nine months ended September 30, 2020 as compared to $472.3 million in the nine months ended September 30, 2019, and net sales of other products decreased 15.5% to $92.3 million in the nine months ended September 30, 2020 as compared to $109.2 million in the nine months ended September 30, 2019, primarily due to declines in nearly all product categories resulting from the COVID-19 pandemic.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $261.1 million for the nine months ended September 30, 2020, a decrease of 27.8%, compared to $361.5 million for the nine months ended September 30, 2019. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower sales stemming from the COVID-19 pandemic, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.7% for the nine months ended September 30, 2020, compared to 37.8% for the nine months ended September 30, 2019. The increase in gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven primarily by improved product margins and enhanced inventory management processes implemented in the second half of 2019, partially offset by increased shipping and freight costs as a percentage of net sales during the nine months ended September 30, 2020 due to lower sales volumes and higher volume of domestic shipments.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $127.6 million for the nine months ended September 30, 2020, a decrease of 6.6%, compared to $136.5 million for the nine months ended

September 30, 2019. The decrease was driven primarily by a $5.2 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation expense), a $3.2 million decrease in advertising and marketing, and a $2.3 million decrease in warehouse and office support. These decreases were partially offset by a $2.7 million increase in administrative costs which primarily resulted from increases in our estimated bad debt reserves and a $2.0 million increase in facilities and rent as a result of full period rental expense on our Hollywood retail store. Additional expenses generally related to COVID-19 business interruptions and our remote working environment as well as lower sales volumes. Selling, general and administrative expenses were 29.9% and 23.5% of net sales for the nine months ended September 30, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $33.9 million for the nine months ended September 30, 2020, an increase of 9.1%, compared to $31.1 million for the nine months ended September 30, 2019, primarily driven by an increase in depreciation on our office and warehouse facilities, including the addition of our Hollywood retail store.
Interest Expense, Net
Interest expense, net was $8.2 million for the nine months ended September 30, 2020, a decrease of 28.2%, compared to $11.5 million for the nine months ended September 30, 2019. The decrease in interest expense, net was due primarily to lower interest rates on debt outstanding during the nine months ended September 30, 2020 as compared to the interest rates on debt outstanding during the nine months ended September 30, 2019 as a result of the second and third amendments to the Credit Facilities entered into on September 23, 2019 and May 5, 2020, respectively.
Other expense, net
Other expense, net was $1.5 million for the nine months ended September 30, 2020, compared to other income of $0.4 million for the nine months ended September 30, 2019. Other (income) expense, net for the nine months ended September 30, 2020 and 2019 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the US dollar.
Income tax (benefit) expense
Income tax benefit was $1.1 million for the nine months ended September 30, 2020, compared to income tax expense of $6.5 million for the nine months ended September 30, 2019. The decrease in income tax expense for the nine months ended September 30, 2020 from September 30, 2019 was primarily related to reduced income tax expense due to a decrease in income (loss) before income taxes partially offset by income tax expense related to a true-up return to provision adjustment.
Net (loss) income
Net loss was $5.1 million for the nine months ended September 30, 2020, compared to net income of $34.1 million for the nine months ended September 30, 2019, primarily due to the decrease in net sales and partially offset by the decrease in cost of sales (exclusive of depreciation and amortization) and decrease in selling, general and administrative expenses, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net Income as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items, and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$9,796	$8,639	$(4,915)	$15,966
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	5,801	6,909	(229)	18,142
Equity-based compensation (2)	2,456	3,715	7,494	9,830
Acquisition transaction costs and other expenses (3)	—	733	—	383
Customs investigation and related costs (4)	—	2,907	—	3,357
Certain severance, relocation and related costs (5)	1,178	180	2,184	180
Foreign currency transaction loss (6)	778	577	1,449	423
Income tax expense (7)	(3,937)	(3,766)	(2,350)	(7,222)
Adjusted net income	$16,072	$19,894	$3,633	$41,059
Weighted-average shares of Class A common stock outstanding-basic	35,483	32,055	35,155	29,555
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	16,047	20,510	15,770	22,556
Adjusted weighted-average shares of Class A stock outstanding - diluted	51,530	52,565	50,925	52,111
Adjusted earnings per diluted share	$0.31	$0.38	$0.07	$0.79

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts in thousands)
Net income (loss)	$15,597	$15,548	$(5,144)	$34,108
Interest expense, net	2,875	3,620	8,221	11,455
Income tax expense (benefit)	1,420	2,865	(1,139)	6,464
Depreciation and amortization	11,887	10,472	33,947	31,127
EBITDA	$31,779	$32,505	$35,885	$83,154
Adjustments:
Equity-based compensation (2)	2,456	3,715	7,494	9,830
Acquisition transaction costs and other expenses (3)	—	733	—	383
Customs investigation and related costs (4)	—	2,907	—	3,357
Certain severance, relocation and related costs (5)	1,178	180	2,184	180
Foreign currency transaction loss (6)	778	577	1,449	423
Adjusted EBITDA	$36,191	$40,617	$47,012	$97,327
(1)Represents the reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income (loss) was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)Represents legal, accounting, and other related costs incurred in connection with acquisitions and other potential transactions.
(4)Represents legal, accounting and other related costs incurred in connection with the Company's investigation of the underpayment of customs duties at Loungefly. For the nine months ended September 30, 2019, includes the accrual of a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in connection with the underpayment of customs duties at Loungefly.
(5)For the three and nine months ended September 30, 2020, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom. The Company also incurred charges to impaired right-of-use leased and fixed assets related to Funko Animation Studios and charges related to the global workforce reduction implemented in response to the COVID-19 pandemic. For the three and nine months ended September 30, 2019, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom.
(6)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(7)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented.

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
Liquidity and Capital Resources
The following table shows summary cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$60,345	$62,986
Net cash used in investing activities	(14,704)	(33,524)
Net cash used in financing activities	(39,662)	(30,759)
Effect of exchange rates on cash and cash equivalents	687	1,303
Net increase in cash and cash equivalents	$6,666	$6
Operating Activities. Net cash provided by operating activities was $60.3 million for the nine months ended September 30, 2020, compared to $63.0 million for the nine months ended September 30, 2019. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the decrease in net income, excluding non-cash adjustments, of $34.6 million, driven primarily by a decrease in net sales due to the impact of the COVID-19 pandemic, partially offset by a decrease in interest expense, net and a decrease in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses. Partially offsetting the decrease in net income was an increase related to changes in working capital that increased net cash provided by operating activities by $32.0 million and was primarily due to decreases in accounts receivable, net of $33.2 million and prepaid expenses and other assets of $13.6 million, partially offset by a decrease in accounts payable of $25.9 million and an increase in accrued expenses and other liabilities of $12.2 million.
Investing Activities. Our net cash used in investing activities primarily consists of acquisitions, net of cash, and purchases of property and equipment. For the nine months ended September 30, 2020, net cash used in investing activities was $14.7 million and was primarily related to purchases of tooling and molds used in production our product lines.
For the nine months ended September 30, 2019, net cash used in investing activities was $33.5 million and was primarily comprised of $27.2 million for purchases of property and equipment primarily relating to tooling and molds and initial cash consideration, net of cash acquired of $6.4 million for the Forrest-Pruzan acquisition.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options. We anticipate minimal future financing activity related to contributions from the Continuing Equity Owners.
For the nine months ended September 30, 2020, net cash used in financing activities was $39.7 million, primarily related to payments on the Term Loan Facility of $8.8 million, distributions to the Continuing Equity Owners of $3.5 million, and net repayments on the Revolving Credit Facility of $26.8 million.
For the nine months ended September 30, 2019, net cash used in financing activities was $30.8 million, primarily related to distributions to the Continuing Equity Owners of $22.9 million, payments on the Term Loan Facility of $8.8 million, and net payments on the Revolving Credit Facility of $0.8 million partially offset by proceeds from the exercise of equity-based options of $2.2 million.
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
On May 5, 2020, the Company entered into the Third Amendment, which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30 million until the Leverage Ratio (as defined in the Credit Agreement) is less than 2.50 to 1.00 for a period of four consecutive fiscal quarters, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter. For the four consecutive fiscal quarter period ended June 30, 2020, we were able to demonstrate a leverage ratio of less than 2.50 to 1:00 and were therefore no longer subject to the minimum liquidity requirement.
The Third Amendment adjusted the required leverage levels for the Leverage Ratio to provide the Company with additional flexibility following the Waiver Period.
The Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. We are a holding company with no material assets, and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including:
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
The Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions, guarantee repayment of the Credit Facilities. The Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility (“Original Principal Amount”) in the first and second years of the Term Loan Facility, 10.00% of the Original Principal Amount in the third and fourth years of the Term Loan Facility and 12.50% of the Original Principal Amount in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis), except as described above in connection with the Waiver Period. The maximum Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending December 31, 2020 are 4.25:1.00 and 1.25:1.00, respectively.
As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement, as amended. In accordance with the Third Amendment, the financial covenants under the Credit Agreement were waived during the Waiver Period. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not start to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement.
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
As of September 30, 2020, we had $208.1 million of indebtedness outstanding under our Credit Facilities, consisting of $208.1 million outstanding under our Term Loan Facility (net of unamortized discount of $3.4 million) and no outstanding borrowings under our Revolving Credit Facility, leaving $75.0 million available under our Revolving Credit Facility.
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
Future Sources and Uses of Liquidity
As of September 30, 2020, we had $31.9 million of cash and cash equivalents and $100.2 million of working capital, compared with $25.2 million of cash and cash equivalents and $101.6 million of working capital as of December 31, 2019. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our Credit Facilities, see “Credit Facilities” above and Note 4, Debt.
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
We cannot assure you that our cash provided by operating activities or cash available under our Credit Facilities will be sufficient to meet our long-term future needs beyond the next 12 months, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. We are currently evaluating additional options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities. However, the disruption and volatility in the global capital markets caused by COVID-19 could impact our ability to access the capital markets and could therefore have a material adverse effect on our future liquidity.
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
Contractual Obligations
There were no material changes in our commitments during the nine months ended September 30, 2020 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 outside the course of normal business.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of September 30, 2020, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level due to the material weakness in the Company’s internal control over financial reporting related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs and Border Protection (“U.S. Customs”) at our Loungefly subsidiary.
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
Remediation Plan
We continue to implement a plan to remediate the material weakness, which includes identifying key stakeholders across the relevant departments, providing training and education from outside experts,

formalizing a customs policy and procedures manual which includes, among other things, a process for reviewing customs entry forms, and implementing a semi-annual review of compliance with our customs policy and procedures and, if necessary, allocation of additional resources, including personnel, to our compliance functions.
Changes in Internal Control over Financial Reporting
Except for the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss is expected to conclude on December 30, 2020. On June 25, 2020, the Dachev action was voluntarily dismissed.
Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020. We have informed the court that we intend to move to transfer the consolidated action to the United States District Court for the Central District of California. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Securities Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct. We intend to seek to dismiss or stay these actions.

Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”), the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020. That appeal is pending.
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
As a result of the COVID-19 pandemic, we have experienced, and continue to experience, weakened demand for our products, which has had a negative impact on our net sales and liquidity. Beginning at the end of the first quarter of 2020 and continuing through the second and third quarters of 2020, many of our retail customers were unable to sell our products in their stores due to government-mandated closures and temporarily reduced orders for our products. While some of these closures have been lifted, due to the surge of cases in certain areas we expect to see additional closures, stores that reopened to close back down and/or delays in planned reopenings. For example, certain regions in Europe have recently implemented new restrictions and closures in response to increased rates of infection. We expect these trends to continue until such closures are significantly reduced. In addition, the pandemic has reduced foot traffic in the stores that remain open where our products are sold, and the global economic impact of the pandemic has reduced consumer demand for our products generally. At the end of the second quarter of 2020 and through the third quarter of 2020 we began seeing a number of our key accounts reopening. There can be no guarantees that such demand will be preserved in the fourth quarter of 2020. We anticipate downward pressure on sales in Europe during the fourth quarter of 2020 in light of the recent restrictions and closures.
In addition, in the three and nine months ended September 30, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. The impact on our supply chain and manufacturing continued in the third quarter of 2020, and we expect it to negatively affect our financial results for future reporting periods while the pandemic is ongoing. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, the duration and extent of the pandemic, the effectiveness and timing of any vaccines, travel restrictions and social distancing in the United States, the United Kingdom and other countries in Europe, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our retail customers continue to experience prolonged shutdowns or other business disruptions, our ability to conduct our business and, in turn, our liquidity, results of operations and financial condition, are likely to be materially and adversely affected.
Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted and may materially adversely impact our stock price and our ability to access capital markets.
Our success depends on our ability to execute our business strategy.
Our net sales and profitability have generally grown rapidly in recent periods; however, this should not be considered indicative of our future performance. In the nine months ended September 30, 2020, our net sales decreased 26.7% compared to our net sales in the nine months ended September 30, 2019, and we incurred a net loss of $5.1 million. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:
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
Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 79% and 76% of our sales for the nine months ended September 30, 2020 and 2019, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 45% and 37% of our sales for the nine months ended September 30, 2020 and 2019, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. For example, in January 2019 we renewed our licensing agreements with Disney, LucasFilm and Marvel. In connection with such renewals, we were required to provide Disney certain benefits and fees in addition to paying Disney approximately $2.0 million as a consent fee under our previous licensing agreements. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of September 30, 2020, we had a reserve of $8.1 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
Historically, substantially all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 48% and 46% of our sales for the nine months ended September 30, 2020 and 2019, respectively.
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

In addition, our business could be adversely affected if any of our retail customers or distributors were to reduce purchases of our products. Our retail customers and distributors generally build inventories in anticipation of future sales and will decrease the size of their future product orders if sales do not occur as rapidly as they anticipate. Our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor, could adversely affect our net sales, operating results and financial condition. As a result of the COVID-19 pandemic, we have had certain of our retail customers reduce and, in some instances, cancel purchase orders as a result of store closures or a shift of purchasing to focus only on essential consumer products.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 704 as of September 30, 2020. We also have multiple distribution centers in the U.S. and the United Kingdom. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of any one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the nine months ended September 30, 2020 and 2019, our gross margins (exclusive of depreciation and amortization) were 38.7% and 37.8%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 77% and 79% of our net sales for the nine months ended September 30, 2020 and 2019, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2020 and December 31, 2019, we recorded reserves of $1.0 million and $2.4 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of September 30, 2020, we owned approximately 75 registered U.S. trademarks, 194 registered international trademarks, 56 pending U.S. trademark applications and 65 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we are forced to furlough or lay off employees, as we have during the nine months ended September 30, 2020, there have been and may in the future be adverse consequences for our corporate culture and employee morale. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.
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
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Bath, England; Burbank, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in the fall of 2014, longshoreman work stoppages created a significant backlog of cargo containers at ports. We experienced delays in the shipment of our products as a result of this backlog and were unable to meet our planned inventory allocations for a limited period of time. In addition, in the three and nine months ended September 30, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 26% and 35% of our sales for the nine months ended September 30, 2020 and 2019, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of the Underground Toys Acquisition and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
We rely significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. We use third party logistics companies to process and fulfill customer orders in Europe and the U.S. Any shortcoming of one of our vendors or outsourcers, including our third party logistics providers, particularly one affecting the quality of these services or systems, may be attributed by customers to us, thus damaging our reputation and brand value, and potentially affecting our results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales, reduce the efficiency of our operations and require significant capital investments to remediate.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our unaudited condensed consolidated balance sheet, as of September 30, 2020. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our October 31, 2019 announcement of third quarter 2019 financial results and third quarter 2019 Form 10-Q, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss is expected to conclude on December 30, 2020. On June 25, 2020, the Dachev action was voluntarily dismissed.

Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020. We have informed the court that we intend to move to transfer the consolidated action to the United States District Court for the Central District of California. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Securities Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct. We intend to seek to dismiss or stay these actions.

Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”), the underwriters of our IPO, and certain other defendants.

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020. That appeal is pending.

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
On October 22, 2018, we entered into the Credit Agreement providing for the Term Loan Facility in the amount of $235.0 million and the Revolving Credit Facility in the amount of $50.0 million (which was increased to $75.0 million on February 11, 2019). As of September 30, 2020, we had $208.1 million of indebtedness outstanding under our Credit Facilities, consisting of $208.1 million outstanding under our Term Loan Facility (net of unamortized discount of $3.4 million) and no outstanding borrowings under our Revolving Credit Facility.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of November 3, 2020, ACON holds approximately 39.9% of the combined voting power of our common stock through its ownership of 10,939,382 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of November 3, 2020, collectively hold approximately 50.4% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 35,486,170 common units of FAH, LLC as of September 30, 2020, representing approximately 69.4% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of November 3, 2020, we had an aggregate of 164,388,238 shares of Class A common stock authorized but unissued, as well as approximately 15,676,548 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
Our amended and restated certificate of incorporation authorizes us to issue shares of our Class A common stock and options, rights, warrants and appreciation rights relating to our Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, we, FAH, LLC and the Continuing Equity Owners are party to the FAH LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the FAH LLC

Agreement) to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) by FAH, LLC in exchange for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume-weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate. We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2020, 2,834,042 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,074,381 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of September 30, 2020, we granted 285,100 shares of Class A common stock underlying stock options and 380,894 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
As of September 30, 2020, we have identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management was and may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If our remedial measures are insufficient to address this material weakness, or if further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.
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

FUNKO, INC. (Registrant)

Date: November 5, 2020	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)