Form 10-K
period 2020-12-31
Funko, Inc.
filed 2021-03-11
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38274
___________________________________________________________________________________
FUNKO, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________

Delaware		35-2593276
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2802 Wetmore Avenue
Everett,	Washington	98201
(Address of principal executive offices)		(Zip Code)
(425) 783-3616
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, $0.0001 Par value	FNKO	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $140.8 million.
As of March 9, 2021, the registrant had 36,247,233 shares of Class A common stock outstanding and 13,540,296 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•“Continuing Equity Owners” refers collectively to ACON, Fundamental, the Former Profits Interests Holders, certain former warrant holders and certain current and former executive officers, employees and directors and each of their permitted transferees that own common units in FAH, LLC after the Transactions and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
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
•“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.
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
•“Transactions” refers to certain organizational transactions that we effected in connection with our initial public offering in November 2017. See Note 18, Stockholders’ Equity of the notes to our consolidated financial statements for a description of the Transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding the impact of COVID-19 on our business and results of operations, our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, anticipated future expenses and payments, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include, but are not limited to, the following:
•We are subject to risks related to the retail industry including, but not limited to, the impacts of the COVID-19 pandemic, potential negative impacts of global and regional economic downturns, changes in retail practices, our ability to maintain and further develop relationships with our retail customers and distributors.
•As a purveyor of licensed pop culture consumer products, we are largely dependent on content development and creation by third parties, and are subject to a number of related risks including, but not limited to, the market appeal of the properties we license and the products we create.
•We are subject to several risks related to the operation of our business, including, but not limited to, our ability to execute our business strategy, manage our growth and our inventories, and attract and retain qualified personnel.
•We are subject to risks related to intellectual property, including our ability to obtain, protect and enforce our intellectual property rights and our ability to operate our business without violating the intellectual property rights of other parties.
•Our success is dependent on our ability to manage fluctuations in our business, including fluctuations in gross margin, seasonal impacts and fluctuations due to the timing and popularity of new product releases.
•Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations, including, but not limited to, changes in the global trade markets, as well as fluctuations in foreign currency or tax rates.
•Our business depends in large part on our third-party vendors, manufacturers and outsourcers, and our reputation and ability to effectively operate our business may be harmed by actions taken by these third parties outside of our control.

•We are subject to potential legal risks including, but not limited to, ongoing securities class action litigation, future product liability suits or product recalls, or risks associated with failure to comply to the various laws and regulations to which we are subject, any of which could have a significant adverse effect on our financial condition and results of operations.
•We are subject to risks related to information technology including, but not limited to, risks related to the operation of our e-commerce business, our ability to operate our information systems and our compliance with laws related to privacy and the protection of data.
•Our indebtedness could adversely affect our financial health and competitive position, and we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•ACON has significant influence over us, and its interests may conflict with the interests of our other stockholders.
•There are risks related to our organizational structure, including the Tax Receivable Agreement, which confers certain benefits upon the Continuing Equity Owners that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Equity Owners.
•There are risks associated with the ownership of our Class A common stock including, but not limited to, potential dilution by future issuances and volatility in the price of our Class A common stock.

PART I
ITEM 1. BUSINESS
Overview
We are a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something, and Funko aims to have something for every fan. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We typically infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, board games, plush and homewares. We can reach a broad range of consumers with our diverse range of products, expansive license portfolio, unique style, broad product distribution and highly accessible price points. We believe we sit at the nexus of pop culture—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
The Pop Culture Industry
Pop culture encompasses virtually everything that someone can be a fan of—movies, TV shows, anime, video games, music, sports, books and more. The global licensed pop culture product industry in which we compete sits within the global licensed merchandise and services market, which had nearly $293 billion in total sales in 2019 according to a Global Licensing Survey released by Licensing International.
Pop culture fandom has evolved from niche communities around specific properties to having a broad presence in modern life. Today, there is more quality content than ever before and technology innovation has made that content accessible anytime, anywhere. Social media has further allowed for fans to share their love and form communities more easily than before. Everyday interactions at home, work or with friends, whether in person or through social media, are increasingly influenced by pop culture.
The Forces at Work in The Pop Culture Industry
Technology Innovation
The proliferation of mobile technology, and the emergence of new content distribution services, such as Amazon Prime, AppleTV+, Disney+, HBO Max, Hulu, Netflix, Peacock and more have enabled fans to connect and engage with content anywhere, at any time, in larger “binge” quantities. An increasing array of content and greater accessibility have led to more fans spending more time per day consuming content. In addition, fans can develop a deeper affinity for content due to the increased prevalence of platforms and events where they can share their passion with other fans (such as through social media, blogs, YouTube, podcasts and online games). The accelerated pace of content discovery and sharing has created an environment where niche content can quickly become mainstream, resulting in more content becoming part of pop culture.
Evolution of Content
Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. During the 1990s, the top ten highest annual grossing movies included an average of 2.5 franchise films and from 2000 through 2019, the top ten highest annual grossing movies included an average of 6.6 franchise films. Additionally, there has been an increase in high-quality scripted television series as content providers vie for binge worthy shows to attract consumers. For example, in 2019 the number of original scripted series in the U.S. increased by over 150% compared to 2009, according to FX networks research. We expect content providers such as Amazon, Apple, Disney, Warner Bros., Hulu, Netflix and NBCUniversal to continue to invest in new high-quality original content. The proliferation and globalization across content types has fostered fan loyalty and stimulated licensed product purchases.

Dedicated and Active Fan Base
We believe pop culture fans possess distinguishing characteristics that make them highly valuable consumers. Like sports fans, fans of other forms of pop culture identify strongly with their favored properties, and have a natural tendency to form social communities around them. For context, in 2019, retail sales of licensed entertainment and character products totaled $128.4 billion, compared to $28.9 billion for retail sales of licensed sports products. Furthermore, as it becomes increasingly easy to access a large quantity of quality content, fans seek more ways to expand and express connections to their favored characters or properties as they share their passion with others. As a result, consumers are participating in the story of these properties via social media platforms and conventions, such as Comic-Con, AnimeExpo and Star Wars Celebration, rather than being solely consumers of content. By being a part of the conversation regarding their favored content, fans reinforce their love for it, thereby creating a cycle of fandom.
Growing Cultural Relevance
As pop culture engagement has increased, we believe fandom has become a pastime, and fans are more openly passionate about all forms of pop culture. Social media is driving the importance of pop culture as fans increasingly want to engage with the content across their social communities to show affinity for their favorite content. Three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2019, drew close to half a million attendees in 2019, representing a sharp increase of over 80% from 2010. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across all demographic categories of fans. In 2020, due to COVID-19 impacts on in-person events, many pop-culture conventions such as Comic Con International: San Diego, New York Comic Con and others were cancelled or pivoted to virtual events, which continued to attract and engage fans in the new virtual format.
Our Strategic Differentiation
Deep and Extensive Licensing Partnerships
We have strong licensing relationships with many established content providers, such as Disney, Warner Bros., Marvel, LucasFilm, NBCUniversal, Netflix, Epic Games, Blizzard Entertainment, the National Football League, the National Basketball Association and many more. We strive to partner with content providers across multiple genres, including movies, television, video games, anime, sports, and music. In 2020, we had license agreements with over 200 content providers covering over 1,000 licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios of licensed property in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.
Diverse Range of Properties
We strive to license every pop culture property that we believe is relevant to our consumers. Over the last decade, we have built strong relationships with content providers and currently have a catalog of licenses covering hundreds of properties that we believe is one of the industry’s largest. Our licensed property portfolio encompasses a diverse range of genres to ensure our products have broad consumer appeal. Many of our licensed properties are "evergreen" in nature—properties that are not tied to a current or new content release, such as Mickey Mouse, Harry Potter or classic Batman. We have visibility into the new release schedule of our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This allows us to adjust the mix of products based on evergreen properties and new releases, depending on the media release cycle. As a result, we can manage our business to capitalize on pop culture trends, which has allowed us to lessen our dependence on individual content releases. This allows our business to be diversified across properties, as well as evergreen and current content.

For the years ended December 31, 2020, 2019 and 2018, no single property accounted for more than 7% of our sales, and the portion of our sales for the years ended December 31, 2020, 2019 and 2018 attributable to our top five properties was 22%, 23% and 20%, respectively. Additionally, the portion of our sales related to evergreen properties for the years ended December 31, 2020, 2019 and 2018 was approximately 66%, 51% and 47%, respectively.
Broad Portfolio of Products and Brands
We create products to attract a broad array of fans across consumer demographic groups. We believe our broad appeal comes from our large selection of licenses and properties that we apply across a variety of product categories and brands. We do not limit ourselves by targeting discrete demographics such as only collectors or children seeking the latest (and often short-lived) toy craze. We strive to have something for everyone by offering figures and other product categories including bags, wallets, apparel, board games, plush, accessories, homewares and more. We expect to continue to look for ways to diversify our product offerings to reach an even broader group of consumers.
In addition to offering multiple properties and product categories, we create and sell a variety of unique brands that have their own look and feel. Our brand portfolio includes Pop! and Loungefly as well as others such as Funko, Mystery Mini, Paka Paka, and Snapsies. Pop! is our largest and most recognized brand that encompasses multiple product categories, including figures, accessories, apparel, games, bags and more. The portion of sales attributed to Pop! branded products in the years ended December 31, 2020, 2019 and 2018 was 76%, 79% and 76%, respectively. Loungefly branded products include stylized fashion accessories such as bags, wallets and backpacks as well as apparel. The portion of sales attributed to Loungefly branded products in the years ended December 31, 2020, 2019 and 2018 was 13%, 9% and 6%, respectively. Additionally, from time-to-time our in-house creative team creates new brands and products based on Funko’s own intellectual property, such as Snapsies, Paka Paka and non-licensed board games.
Broad Consumer Appeal and Engagement
Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our consumers. We create products to appeal to a broad array of fans across consumer demographic groups. We strive to keep our products at an accessible price point, generally under $10 for our figure category, which allows our fans to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and categories. Our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or Star Wars Celebration. Additionally, we seek to drive direct engagement with our fans through in person experiences at our flagship retail stores and fan events, as well as digitally through our websites, mobile application and various social media platforms. In 2020, given the impact of COVID-19 on in-person events, we began conducting virtual events including multiple Funko Virtual Con events, to continue to drive engagement with fans. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.
Diversified Global Distribution Network
We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers, and e-commerce sites, as well as directly to consumers primarily through our owned websites and two flagship retail stores. We can provide our retail customers a customized product mix designed to appeal to their consumer bases. Our current retail customers include GameStop, Amazon, Hot Topic, Target and Walmart in the United States, and Micromania, HEO, E.M.P. Merchandising and Smyths Toys, internationally. We believe some of our retail customers, such as Target and Walmart, view us as pop culture experts, and we help them manage their pop culture category. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.

Additionally, we are continuing to invest in our direct-to-consumer channel to expand our reach and further strengthen our relationship with our fan base. Our direct-to-consumer channel includes our own e-commerce websites in the U.S. and Europe as well as our two flagship retail stores located in the U.S.
Nimble Speed to Market Reflects “Fast Fashion” Product Development Process
Speed to market has become increasingly important as technological innovation has accelerated the pace of content discovery and sharing and the speed at which niche content can become mainstream. We have developed a nimble and low fixed-cost production model built on the strength of our in-house creative team as well as our relationships with content providers, retailers and third-party manufacturers. Our production model enables us to go from product design of a figure to the store shelf within 110 to 200 days and we can have it shipped from the factory in as few as 70 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling certain new products in as few as 24 hours. As a result, we can dynamically manage our business to balance current content releases and pop culture trends with content based on classic evergreen properties.
Leading Design and Creative Capabilities
Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, our creativity and designs allow us to reinvigorate classic evergreen content by infusing a fresh, unique aesthetic into characters that enjoy enduring passion and nostalgia from fans. With the help of our in-house creative team, we have also begun to develop our own proprietary intellectual property, including our Snapsies and Paka Paka brands, as well as various non-licensed board games. As a result of our creative capabilities and broad portfolio of licenses, we create a substantial number of new products each year.
Growth Strategies
Grow our Core Pop Culture Business
We intend to grow our core business by utilizing our strength in building fun, creative and nostalgic programs at retail through: (1) leveraging an increasing array of content, categories and distribution; (2) creating programs that utilize evergreen content with a focus on targeting underpenetrated content genres to expand our addressable market; and (3) continued product innovation to bring new designs and products to market.
We also intend to continue licensing content that will allow us to capitalize on the popularity of current releases across movies, TV shows, video games, and other content types, and to leverage those licenses across a broader array of products and expanded distribution to reach new consumers.
Additionally, we have the ability to leverage evergreen or back catalog content by creating fun, whimsical and nostalgic programs to be sold at retail that resonate with fans. Our evergreen programs include new versions of well-known characters such as our Marvel Venomized line or, products built around nostalgic content or places such as Disney theme parks.
Additionally, we intend to strategically focus on growing within genres that we believe we have underpenetrated, such as anime, sports and music. We expect to do this by expanding our license portfolio, creating new products or designs that resonate with fans and strategically expanding our distribution of these products. Within anime, in 2020 we entered into an exclusive partnership with Bandai, which allows Funko to distribute anime properties in Japan, the largest market for anime merchandise worldwide. In the sports category, we are continuing to leverage our broad range of sports licenses, which includes the NFL, NBA, NHL, WWE, English Premier League, MLB and more. In 2020, we launched localized fan shops in the mass market channel. Additionally, within the music category, we are expanding our license base to include more artists and in 2020 we launched Pop! Albums, a new product line under the Pop! brand that seeks to appeal to music fans by recreating iconic covers of music albums.
We expect to continue to utilize our in-house creative team to create new designs, products and brands that resonate with our core consumers. For example, in 2019 we launched Funko Vinyl Soda, a stylized collectible vinyl figure to that comes with the opportunity to be surprised by a rare chase piece that will delight collectors.

Diversify our Revenue Streams through Product Innovation
We are leveraging Funko’s pop culture platform to diversify our revenue streams across product categories, channels and geographies. In addition to designing products to address both new and evergreen content, we have introduced new toy lines, board games and softlines to leverage our existing retail partnerships and open up potential new channels of distribution. In 2020, we added new non-licensed toy lines such as Snapsies and launched dozens of new offerings under our Funko Games brand, including Funkoverse branded games, and many other licensed games and non-licensed games. We also continually evaluate product innovations and potential acquisition targets to complement our existing product categories, lines and brands. For example, in 2017, we completed the acquisition of Loungefly, LLC (“Loungefly”), a designer of a variety of licensed pop culture fashion handbags, small leather goods and accessories, to expand and diversify our product offerings in our accessories category (the “Loungefly Acquisition”). In 2019, we acquired Forrest-Pruzan Creative LLC, a leading board game development studio, to help us expand our product offerings into the board game category and to develop the Funko Games brand.
Extend Funko’s International Reach
We believe the rise of pop culture and deep fan loyalty are global. We believe our sales are currently underpenetrated internationally as we generate the majority of our net sales in the United States. Sales generated from customers outside of the United States accounted for approximately 25%, 34% and 32% of our sales for the years ended December 31, 2020, 2019 and 2018, respectively. We are continuing to invest in the growth of our international business, primarily in Europe, both directly and through third party distributors. In October 2020, we launched our own e-commerce website in Europe, www.funkoeurope.com, which is initially serving the U.K., Ireland, Spain, Germany and France, with more countries expected to follow. We believe there are opportunities to further grow our sales in other regions, such as Latin America, Canada, Oceania and APAC, by expanding our direct sales to retailers or through distributor relationships.
Increase our Direct-to-Consumer Business
We view our direct-to-consumer business, which includes our e-commerce websites, www.funko.com, www.funkoeurope.com and www.loungefly.com, and two flagship retail stores, as a significant growth opportunity and an important vehicle for expanding our reach and broadening our relationship with our fans. We plan to build a robust online platform and to enhance our digital capabilities to provide the infrastructure to scale this business over the long-term. In 2020, we relaunched www.funko.com with an expanded product offering, and enhanced features and functionality to serve our customers in the U.S., and also launched www.funkoeurope.com to serve our customers in the UK and several countries in Europe. Our direct-to-consumer strategy also provides us with an opportunity to utilize data and trend analysis to inform our overall business strategy. We believe our direct-to-consumer business will help us strengthen our connection with our fans, deepen consumer engagement to drive customer lifetime value, build brand awareness with new audience segments, and support our retail customers.
Product Lines and Licenses
We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current or new release, and which are less subject to pop culture trends. Additionally, by utilizing our in-house creative team we have the ability to develop our own content and intellectual property, such as our Snapsies and Paka Paka product lines as well as various board game offerings.

Our Products
Our current products principally fall within the following product categories:
Figures. Our figures category includes figures that celebrate pop culture icons in the form of stylized vinyl, blind-packed miniatures and action figures. These figures combine the pop culture properties we license with our own distinctive designs to create pop culture figures that appeal to a broad range of consumers at an affordable price point, often under one of our proprietary brands, such as Pop!, Mystery Minis, and Funko Soda. Additionally, from time to time we will create figures that are not licensed such as our Snapsies and Paka Paka brands.
Other. Our other category is comprised of stylized fashion accessories (including bags, backpacks and wallets); apparel; board games; plush products; accessories (including keychains, pens and pins); apparel (including t-shirts and hats); homewares (including drinkware and other home accessories); and other.
Our Brands and Designs
Under the Funko brand, we have multiple proprietary brands under which most of our products are marketed. Currently, our principal proprietary brands include Pop! and Loungefly.
Pop!, introduced in 2010, is our most well-recognized brand. The Pop! stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose. Our standard Pop! Vinyl figure stands about four inches tall. The Pop! brand has also been applied across many of our other product categories, including games, plush, accessories, apparel and homewares. Pop! branded products represented 76%, 79% and 76% of our sales in 2020, 2019, and 2018, respectively.
Our Loungefly branded products are generally fashion accessories including stylized handbags, backpacks, wallets, clothing, and other accessories. Loungefly branded products represented 13%, 9%, and 6% in 2020, 2019 and 2018, respectively.
Other brands we market under include Mystery Minis, Paka Paka, and Snapsies. In addition, we also develop product lines that we market under the broader Funko brand, such as Funko Games, Funko action figures, Funko Soda and Funko Plush product lines. We expect to continue to develop new product designs and lines, which may develop into proprietary brands in the future.
Our Licenses
Licensors. We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, Netflix, Pokémon, the National Football League, NBCUniversal, Epic Games, Blizzard Entertainment and Warner Bros. We seek to establish new licensing relationships with content providers in order to capitalize on new and emerging trends in pop culture. We believe we provide value to content providers by maximizing the lifetime value of their content by extending its relevance to consumers through ongoing fan engagement.
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
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2020, 2019 and 2018, the average royalty rate was 16.1%, 15.9% and 16.1%, respectively. Our royalty expense for any given year will vary depending on the mix of products and properties sold during that year. For the years ended December 31, 2020, 2019 and 2018, we incurred royalty expenses of $105.0 million, $126.8 million and $110.7 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels.

In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, a portion of which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases. Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2020, 2019 and 2018, we recorded reserves of $1.0 million, $2.4 million and $5.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales.
For the year ended December 31, 2020, 12% and 11% of sales were related to the Company’s two largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2019, 13%, 11% and 11% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2018, 15%, 11% and 10% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales.
Licensed Properties. We strive to license every pop culture property that we believe is relevant to consumers. What we consider to be a property will vary based on the terms of the underlying license agreement. In general, we consider each content title to constitute a single property. In some instances, however, a property may consist of an entire franchise or even a single character, particularly in our classic evergreen category. We primarily divide our licensed properties between classic evergreen and current or new releases. We also license certain properties that fall outside of these main categories.
•Classic Evergreen. Properties in the classic evergreen category are based on movies, TV shows, video games, music, sports or other entertainment content that is not tied to a new or current release at the time we release the product. As a result, products that we design and sell based on these properties generally do not have a defined duration of market demand. Examples of our classic evergreen properties include Star Wars Classic, Harry Potter, DC Comics, Marvel Comics, Pokémon and WWE.
•Current Releases. Properties in the current release category typically are tied to new movie releases, current television series or new video game titles. These properties are intended to capitalize on the excitement of fans surrounding the launch of new content. Products that we design and sell based on new movie releases are expected to have a limited duration of market demand, depending on the popularity of the title. Examples of new movie releases are Avengers Endgame, Star Wars Episode IX and Frozen 2. Additionally, products that we design and sell based on current television series or new video game titles are expected to have a market demand depending on the popularity and longevity of the title, which is generally expected to be multiple years. Examples of our current TV and video game properties include The Mandalorian, Dragon Ball Z, Stranger Things and Rick & Morty. Examples of our current video game properties are Fortnite, Overwatch and Five Nights at Freddy’s.
We expect these categories and the properties they encompass to evolve over time as current content becomes classic evergreen and as new forms of pop culture content emerge. The percent of our sales attributable to classic evergreen and current releases may fluctuate in any given year based on the number and popularity of new content releases. For example, in 2020 there was a lack of new content releases due to the impact of COVID-19 on new content production and the movie theater industry. Due to this impact, the percentage of our sales attributable to classic evergreen properties was higher compared to historical trends.
Product Design and Development
We believe our creative product designs and nimble speed to market are key reasons why content providers trust us with their properties and consumers passionately engage with our brands and products. We leverage our creative, art and sculpting teams to design and develop products in-house from inception to production. Our creative team layers our whimsical, fun and unique style onto the content we license to create product designs that resonate with consumers. Additionally, from time to time our creative team will develop new styles and products based on our own intellectual property. Our creative team is passionate about pop culture, and we believe we have a strong pipeline of talent given our culture and the opportunity we provide to work with the most relevant pop culture content. Our designers often work collaboratively with content providers in advance of new content releases to create unique, stylized products to maximize the value of their properties.

Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturers. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping from the factory in as few as 70 days and typically between 110 and 200 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours. This ability, coupled with the valuable data insights we have developed over the past decade and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us.
Manufacturing and Materials
Our products are produced by third-party manufacturers primarily in Vietnam and China, which we choose on the basis of performance, capacity, capability and price. We also manufacture or assemble certain apparel and other products in the United States, Mexico and Cambodia. The use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and capability. Though our manufacturing base has diversified over time as we have grown our sales and expanded our product offerings, we have historically concentrated production with a small number of manufacturers and factories as part of a continuing effort to monitor quality, reduce manufacturing costs and ensure speed to market. In the case of most of the factories in which our products are manufactured, our products represent a significant percentage of each factory’s total capacity, which we believe provides us greater flexibility in supply chain management. We do not have long-term contracts with our manufacturers. We believe that alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on a timely basis or at all.
We base our production schedules for products on our internal forecasts, taking into account historical trends of similar products and properties, current market information and communications with customers. The accuracy of our forecasts is affected by consumer acceptance of our products, which is typically based on the strength and popularity of the underlying licensed property, the strength of competing products, the marketing strategies of retailers, changes in buying patterns of both our retail customers and our consumers, and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory of a particular product.
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
Sales
We sell our products to a diverse network of customers throughout the world as well as directly to our consumers primarily through our owned websites and two flagship retail stores. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, Micromania, HEO, E.M.P. Merchandising, Fnac, Tesco, ASDA and Smyths Toys. In addition to major retailers, we also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence.

We also sell our products directly to consumers through our e-commerce business, two flagship retail stores and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 8% of our sales for 2020 and 4% of our sales for both 2019 and 2018. Though our direct-to-consumer efforts have historically represented a small portion of our net sales, we intend to increase our focus on these efforts in the future. In 2020, we relaunched www.funko.com with an expanded product offering, and enhanced features and functionality, to serve our customers in the U.S., and we also launched www.funkoeurope.com to serve customers in the UK and several countries in Europe.
We believe we have a diverse customer base, with our top ten customers representing approximately 48%, 44% and 46%, of our 2020, 2019, and 2018 sales, respectively. No single customer accounted for over 10% of revenues during these periods.
We maintain a full-time sales staff, many of whom make on-site visits to our customers for the purpose of showing products and soliciting orders. Many of our retail customers view us as experts in pop culture and, in some cases, we help manage their growing pop culture category within their stores, providing a curated experience by catering to their particular customer bases. We believe this creates a mutually beneficial relationship between us and our retail customers by providing us with an opportunity to enhance the productivity of the pop culture category within their stores, which may also result in expanded shelf space for our products. In addition to our full-time sales staff, we also retain several independent sales representatives to sell and promote our products both domestically and internationally.
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
We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2020 and 2019, we had reserves for sales allowances of $28.0 million and $22.6 million, respectively.
Marketing
We believe Funko’s trendsetting and nostalgia-based product assortment is a unique voice in the pop culture marketplace, and that our expansive retailer presence, high engagement rates across our owned channels, and devout fan base create fervor for the Funko brand. Our ability to effectively engage with our customers has resulted in a deep affinity for Funko and our products.
Funko continues to acquire new fans through high profile social media sites such as Facebook, Twitter, Instagram and YouTube. As of December 31, 2020, Funko’s Twitter handle, @OriginalFunko, had over one million followers. We continue to expand our reach globally through our compelling content, events and personal engagement with our fan base. For example, in 2019 we opened a 40,000-square foot retail-tainment experience on Hollywood Boulevard in Los Angeles, California to further increase our brand presence and create additional opportunities to engage with our fan base. We also plan to develop and implement new marketing programs aimed at driving traffic to our websites and new customer acquisition targeted to specific products and properties.
Competition
We are a worldwide leader in the design, manufacture and marketing of licensed pop culture and other products, in a highly competitive industry. We compete with toy, board game and fashion accessory companies across our product categories, some of which have substantially more resources, stronger name recognition, and longer operating histories than us, and which benefit from greater economies of scale. We also increasingly compete with large toy and board game companies for shelf space at leading mass market and other retailers. We also compete with numerous smaller domestic and foreign collectible toy, board game and fashion accessory designers and manufacturers across our product categories. Our competitive advantage is based primarily on the creativity and quality of the design of our products, our price points, our broad consumer appeal, our license portfolio and our ability to bring new products to market quickly.

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
Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2020, we owned approximately 83 registered U.S. trademarks, 219 registered international trademarks, 43 pending U.S. trademark applications and 40 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
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

Human Capital
Our workforce is critical to our success. We seek out employees who are passionate about pop culture, our products and our business, and who can help us build strong relationships with our partners, customers, fans and local communities. Pop culture changes constantly, and we look to build teams that are nimble and can execute in our fast-paced environment. We strive to foster a sense of community with our employees and make the workplace fun despite the demands of our rapidly changing business. We believe our passion for pop culture of all forms is reflected in our fans around the world. We believe that fully serving those fans requires a diverse and inclusive workforce. We have implemented programs to advance these principles and embrace the opportunity to work with people of diverse backgrounds and perspectives.
In addition to offering market competitive salaries and wages, we offer comprehensive health and 401(k) benefits to eligible employees. Our core benefits packages are supplemented with specific programs centered around voluntary benefits, paid time away from work and employee physical and mental wellbeing. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes adopting remote work policies for our corporate employees as appropriate, while also implementing significant safety measures designed to protect the health of all those working at or entering our distribution centers, retail outlets and other facilities that have remained open during the pandemic.
As of December 31, 2020, we employed 777 full-time employees. We employed 617 people in the United States, 151 people in Europe and 9 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2020, 2019 and 2018 approximately 64%, 55% and 60%, respectively, of our net sales were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. The revenue distribution for the year ended December 31, 2020 was in part due to the COVID-19 pandemic, rather than typical seasonality, as we experienced weakened demand for our products in the first half of the year ended December 31, 2020, which had a negative impact on our net sales for the same period.
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

Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 11, 2021):

Name	Age	Position(s)
Brian Mariotti	53	Chief Executive Officer, Director
Jennifer Fall Jung	50	Chief Financial Officer
Andrew Perlmutter	43	President
Tracy Daw	55	Senior Vice President, General Counsel and Secretary
Ken Brotman	55	Chairman of the Board of Directors
Gino Dellomo	42	Director
Charles Denson	64	Director
Diane Irvine	62	Director
Adam Kriger	54	Director
Sarah Kirshbaum Levy	50	Director
Michael Lunsford	53	Director
Executive Officers
Brian Mariotti has served as Funko, Inc.’s Chief Executive Officer and as a member of Funko, Inc.’s board of directors since its formation in April 2017, as the Chief Executive Officer of FAH, LLC and as a member of FAH, LLC’s board of directors since October 2015, and as Chief Executive Officer of Funko Holdings LLC ("FHL") and as a member of FHL’s board of directors since May 2013. Mr. Mariotti has also served as Chief Executive Officer of Funko, LLC since he acquired the business with a small group of investors in 2005. We believe Mr. Mariotti’s knowledge of the pop culture industry and many years of experience as our Chief Executive Officer make him well-qualified to serve as a member of our board of directors.
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
Diane Irvine has served on the board of directors of Funko, Inc. and FAH, LLC since August 2017. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of Casper Sleep Inc. (on whose board she has served since August 2019), Farfetch Limited (on whose board she has served since August 2020), Yelp Inc. (on whose board she has served since November 2011), and D.A. Davidson Companies (on whose board she has served since January 2018). She previously served on the boards of directors of XO Group Inc. from November 2014 to December 21, 2018, Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine’s extensive public company management experience and financial expertise make her well-qualified to serve on our board of directors.
Adam Kriger has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Kriger is an Executive Partner at ACON Investments, which he joined in August 2017. Mr. Kriger is also Chief Executive Officer and a director of ACON S2 Acquisition Corp., a public special purpose acquisition company. Before that, Mr. Kriger served as the Senior Vice President of Global Strategy for McDonald’s Corporation from December 2001 until March 2015. He also previously served as the Senior Vice President of Global Strategy for Starwood Hotels & Resorts Worldwide from 1998 until 1999, and as the Vice President of Strategy and Development for The Walt Disney Company from 1988 until 1990, and then again from 1992 until 1998. Mr. Kriger serves on the boards of several non-profit organizations and private companies. Mr. Kriger received an M.B.A. from Harvard Business School and a B.A. in Quantitative Economics from Stanford University. We believe Mr. Kriger’s extensive strategic, risk management and organizational leadership experience in the public company context make him well-qualified to serve on our board of directors.

Sarah Kirshbaum Levy has served on the board of directors of Funko, Inc. since September 2019. Ms. Levy has served as the Chief Executive Officer and a director of Betterment, LLC, a financial advisory company, since December 2020. Ms. Levy previously served as the Chief Operating Officer of Viacom Media Networks, a division of the entertainment and media company, ViacomCBS, from 2016 through January 2020, where she was responsible for overseeing global strategy, finance and operations for the division. Prior to her appointment at Viacom Media Networks, Ms. Levy was Chief Operating Officer at Nickelodeon from 2005 to 2016. She also currently sits on the board of ACON S2 Acquisition Corp., a public special purpose acquisition company, where she serves on the Audit and Compensation Committees, and the Lucius Littauer Foundation, which makes grants in the areas of education, social welfare, health care, and Jewish studies. Ms. Levy received an M.B.A. and B.A. in Economics from Harvard University. We believe Ms. Levy’s extensive experience in entertainment and media, in particular her familiarity with consumer products licensing, make her well-qualified to serve on our board of directors.
Michael Lunsford has served on the board of directors of Funko, Inc. since October 2018. Mr. Lunsford served as an Advisor and Vice President of McClatchy, Inc. from 2017 to September 2020. Mr. Lunsford previously served as the Chief Executive Officer of SK Planet, Inc. from 2013 until 2018 and as interim Chief Executive Officer of shopkick, Inc. in 2016. From 2008 to 2013, Mr. Lunsford held various management roles with RealNetworks, Inc., including interim Chief Executive Officer and Executive Vice President and General Manager of RealNetworks’ Core Business and Chief Executive Officer of Rhapsody. Mr. Lunsford also served on the board of directors of shopkick, Inc. from 2013 to 2018, and on the boards of directors of various portfolio companies owned by SK Planet, Inc. from 2013 to 2018. Since 2014, Mr. Lunsford has served on the board of directors of the University of North Carolina Board of Visitors and IslandWood. Mr. Lunsford received an M.B.A. and a B.A. in Economics from The University of North Carolina. We believe Mr. Lunsford’s broad management, retail and e-commerce experience make him well-qualified to serve on our board of directors.
Segment Information
We identify our segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because our CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, we have one segment.
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
BUSINESS, ECONOMIC, MARKET AND OPERATING RISKS
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
As a result of the COVID-19 pandemic, we have experienced, weakened demand for our products, which has had a negative impact on our net sales and liquidity. Beginning at the end of the first quarter of 2020 and continuing through the remainder of 2020, many of our retail customers were unable to sell our products in their stores due to government-mandated closures and temporarily reduced orders for our products. While some of these closures have been lifted, due to the surge of cases in certain areas we expect to see additional closures, stores that reopened to close back down and/or delays in planned reopenings. For example, certain regions in Europe implemented new restrictions and closures during the fourth quarter of 2020 in response to increased rates of infection. We expect these trends to continue until infection rates are significantly reduced. In addition, the pandemic has reduced foot traffic in the stores that remain open where our products are sold, and the global economic impact of the pandemic has reduced consumer demand for our products generally. At the end of the second quarter of 2020 and through the third quarter of 2020 we began seeing a number of our key accounts reopening and remain open through the end of the year. There can be no guarantees that this demand will be preserved.
In addition, in the year ended December 31, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. The impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods while the pandemic is ongoing. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, new variants or mutations in the disease, the duration and extent of the pandemic, the effectiveness, timing and distribution of vaccines, travel restrictions and social distancing in the United States, the United Kingdom and other countries in Europe, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our retail customers continue to experience prolonged shutdowns or other business disruptions, our ability to conduct our business and, in turn, our liquidity, results of operations and financial condition, are likely to be materially and adversely affected.
Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets, which has adversely impacted and may materially adversely impact our stock price and our ability to access capital markets.
Our success depends on our ability to execute our business strategy.
Our net sales and profitability have generally grown rapidly in the last several years; however, this should not be considered indicative of our future performance. In the year ended December 31, 2020, our net sales decreased 17.9% compared to our net sales in the year ended December 31, 2019. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 74%, 73% and 72% of our sales for the years ended December 31, 2020, 2019 and 2018, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 41%, 38% and 34% of our sales for the years ended December 31, 2020, 2019 and 2018, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2020, we had a reserve of $9.0 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 48%, 44% and 46% of our sales for the years ended December 31, 2020, 2019 and 2018, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 777 as of December 31, 2020. We also have multiple distribution centers in the U.S. and the United Kingdom. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the years ended December 31, 2020, 2019 and 2018, our gross margins (exclusive of depreciation and amortization) were 38.2%, 35.5% and 37.2%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
We spend considerable resources in designing and developing products in conjunction with planned movie, television, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent such as accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. Any such delay or cancellation may decrease the number of products we sell and harm our business. For example, in 2020 there was a lack of new content releases due to the impact of COVID-19 on new content production and the movie theater industry. Due to this impact, the percent of our sales attributable to classic evergreen properties was higher compared to historical trends.

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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 76%, 79% and 76% of our sales for the years ended December 31, 2020, 2019 and 2018, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the years ended December 31, 2020, 2019 and 2018, we recorded reserves of $1.0 million, $2.4 million and $5.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of December 31, 2020, we owned approximately 83 registered U.S. trademarks, 219 registered international trademarks, 43 pending U.S. trademark applications and 40 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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

Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we are forced to furlough or lay off employees, as we did during the year ended December 31, 2020, there have been and may in the future be adverse consequences for our corporate culture and employee morale. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.
Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing and popularity of new product releases.
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 64%, 55% and 60%, of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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

In addition, while we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, and we have the right to monitor compliance by our third-party manufacturers with our manufacturing requirements and to oversee the quality control process at our manufacturers’ factories, there is always a risk that one or more of our third-party manufacturers will not comply with our requirements, and that we will not immediately discover such non-compliance. For example, the Consumer Product Safety Improvement Act of 2008 (the "CPSIA") limits the amounts of lead and phthalates that are permissible in certain products and requires that our products be tested to ensure that they do not contain these substances in amounts that exceed permissible levels. In the past, products manufactured by certain of our third-party manufacturers have tested positive for phthalates. Though the amount was not in excess of the amount permissible under the CPSIA, we cannot guarantee that products made by our third-party manufacturers will not in the future contain phthalates in excess of permissible amounts, or will not otherwise violate the CPSIA, other consumer or product safety requirements, or labor or other applicable requirements. Any failure of our third-party manufacturers to comply with such requirements in manufacturing products for us could result in damage to our reputation, harm our brand image and sales of our products and potentially create liability for us.
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
The information included in this annual report and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before or during the impact of COVID-19 and related containment measures (including border closings, quarantining, “shelter-in-place” orders and “social distancing”). This historical information therefore does not fully reflect the adverse impacts of the COVID-19 pandemic and the related containment measures on our business. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not fully reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of our business.

Our operations, including our corporate headquarters, primary distribution facilities and third-party manufacturers, are concentrated in certain geographic regions, which makes us susceptible to adverse conditions in those regions.
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Bath, England; Burbank, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, in the year ended December 31, 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 25%, 34% and 32% of our sales for the years ended December 31, 2020, 2019 and 2018, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of our 2017 acquisition of Underground Toys and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and ratified an agreement on the future trading relationship between the parties (the “UK-EU Trade and Cooperation Agreement” or “TCA”) in December 2020, relating to the future trading relationship between the parties. The TCA is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about whether the relationship will differ materially from the terms before withdrawal.

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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of December 31, 2020. As of the date of this Annual Report on Form 10-K, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we have a material weakness in our internal control over financial reporting.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Securities Exchange Act of 1934. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 26, 2021, the Court granted our motion to dismiss the Ferreira action, allowing the plaintiffs leave to amend the complaint. On June 25, 2020, the Dachev action was voluntarily dismissed.

Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020. On October 30, 2020, the consolidated action was transferred to the United States District Court for the Central District of California. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020 and their opening brief on February 12, 2021. We expect briefing on the appeal to conclude mid-2021.
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
The complaints in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
Finally, on December 8, 2020 and February 3, 2021, two purported stockholders of the Company filed complaints against us in the Court of Chancery of the State of Delaware to compel inspection of books and records pursuant to 8 Del. C. § 220. Those actions, captioned Silverberg v. Funko, Inc. and De La Combe v. Funko, Inc., respectively, are pending.

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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. We are also in process of upgrading our enterprise resource planning software globally, beginning in the United States. If the potential upgrades are not successful or result in delays, our business could be disrupted or harmed.
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
On October 22, 2018, we entered into the Credit Agreement dated October 22, 2018 (as amended, the "Credit Agreement"), providing for a term loan facility in the amount of $235.0 million (the "Term Loan Facility") and a revolving credit facility of $50.0 million (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities") (which was increased to $75.0 million on February 11, 2019). As of December 31, 2020, we had $190.8 million of indebtedness outstanding under our Credit Facilities, consisting of $190.8 million outstanding under our Term Loan Facility (net of unamortized discount of $3.1 million) and no outstanding borrowings under our Revolving Credit Facility.
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
ORGANIZATIONAL STRUCTURE RISKS
ACON has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of March 9, 2021, ACON holds approximately 39.8% of the combined voting power of our common stock through its ownership of 10,934,606 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of March 9, 2021, collectively hold approximately 50.2% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 35,656,642 common units of FAH, LLC as of December 31, 2020, representing approximately 69.5% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

FAH, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. As a result, we incur income taxes on our allocable share of net taxable income of FAH, LLC. Under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to its members, including us, except to the extent such distributions would render FAH, LLC insolvent or are otherwise prohibited by law or any limitations or restrictions in our debt agreements. The amount of such tax distribution is calculated based on the highest combined federal, state and local tax rate that may potentially apply to any one of FAH, LLC’s members, regardless of the actual final tax liability of any such member. As a result of the foregoing, FAH, LLC may be obligated to make tax distributions in excess of some or all of its members’ actual tax liability, which could reduce its cash available for its business operations. In addition to tax expenses, we also incur expenses related to our operations, our interests in FAH, LLC and related party agreements, including payment obligations under the Tax Receivable Agreement and expenses and costs of being a public company, all of which could be significant. We intend, as its managing member, to cause FAH, LLC to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any ordinary course payments due under the Tax Receivable Agreement. However, FAH, LLC’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which FAH, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering FAH, LLC insolvent. If FAH, LLC does not have sufficient funds to pay tax distributions or other liabilities to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. If FAH, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. See “Ownership of Our Class A Common Stock Risks.”
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

OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners will have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of March 9, 2021, we had an aggregate of 163,752,767 shares of Class A common stock authorized but unissued, as well as approximately 15,076,403 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2020, 2,766,303 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,065,952 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of December 31, 2020, we had granted 311,200 shares of Class A common stock underlying stock options and 397,015 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
Please see “Organizational Structure Risks—ACON has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.”
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
As of December 31, 2019, we had identified a material weakness in our internal control over financial reporting based on the effects of the underpayment of customs duties at Loungefly, which was remediated during the year ended December 31, 2020. As a result of this material weakness or any other material weakness that may be identified in the future, our senior management was and may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.
In addition to taking remediation measures in response to the material weakness we identify, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. These changes may not, however, ultimately be effective to achieve and maintain adequate internal controls.

GENERAL RISKS
Changes in foreign currency exchange rates can significantly impact our reported financial performance.
Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2021 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.
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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021, or in certain cases, 2023, may adversely affect the market value of our current or future debt obligations.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, or in certain cases, 2023, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under our Credit Facilities may be adversely affected.

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
•short sales of our stock or trading phenomena such as "short squeezes";
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
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we now incur significant legal, accounting and other expenses that we did not previously incur. Additionally, prior to the completion of our IPO, most of our management team, including our chief executive officer and chief financial officer, had not previously managed a publicly traded company, and as a result, have little experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Furthermore, while certain members of our board of directors have been officers and other employees of public companies, only one of our directors has previously served on the board of directors of a public company prior to the completion of our IPO. Our entire management team and many of our other employees now need to devote substantial time to compliance and may not be able to effectively or efficiently manage us.
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
For example, our operations are subject to the European Union’s General Data Protection Regulation, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how personal data is collected and processed; demonstrating an appropriate legal basis; granted new rights for data subjects in regard to their personal data; and imposing limitations on retention of personal data; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. The California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new law, the California Privacy Rights Act (the “CPRA”), will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2020, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Offices, Main Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2026
Warehouse and Distribution Facility	Everett, Washington	119,000	January 31, 2023
Corporate Headquarters and Retail Store	Everett, Washington	99,000	January 31, 2027
Warehouse and Distribution Facility	Everett, Washington	83,000	January 31, 2023
Administrative Offices	Everett, Washington	31,000	January 31, 2032
Office and Warehouse Facility	Everett, Washington	21,000	January 31, 2025
Warehouse and Distribution Facility	Puyallup, Washington	142,000	July 31, 2022
Administrative Offices, Licensing and Apparel Sales	Burbank, California	15,000	December 31, 2024
Retail Store	Hollywood, California	40,000	March 31, 2030
Warehouse and Administrative Offices	Coventry, England	349,000	July 7, 2029
Sales and Administrative Offices	London, United Kingdom	11,000	June 27, 2027
Offices	Bath, United Kingdom	9,000	March 12, 2023
For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.
ITEM 3. LEGAL PROCEEDINGS
See Note 14 "Commitments and Contingencies - Legal Contingencies" in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of material legal proceedings.
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
Holders of Record
As of March 9, 2021, there were 15 stockholders of record of our Class A common stock. As of March 9, 2021, there were 15 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2020.
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

Stock Performance Graph
The following graph and table illustrate the total return from November 2, 2017 through December 31, 2020, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on November 2, 2017 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	11/2/2017	12/29/2017	12/31/2018	12/31/2019	12/31/2020
Funko, Inc.	100.00	94.06	186.00	242.72	146.82
Russell 2000	100.00	102.89	91.56	114.93	137.87
Russell 2000 Consumer Discretionary	100.00	108.40	141.97	122.60	155.65

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2018, including a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, have been reported previously under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

	Year Ended December 31,
	2020	2019
	(in thousands)
Net sales	$652,537	$795,122
Net income	$9,763	$27,820
EBITDA (1)	$66,868	$88,764
Adjusted EBITDA (1)	$80,216	$123,037
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.
Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefitted from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Pop! brand, which represented approximately 76% and 79% of our sales for the years ended December 31, 2020 and 2019, respectively, and which is sold across multiple product categories.

Relationships with Content Providers
We generate a majority of our net sales from products based on intellectual property we license from others. We have strong relationships with many established content providers and seek to establish licensing relationships with newer content providers. Our content provider relationships are highly diversified, allowing us to license a wide array of properties and thereby reduce our exposure to any individual property or license.
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
Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 48% and 44% of our sales for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we saw shifts in our client mix as a direct result of the COVID-19 pandemic and the related retail shutdowns and limited store occupancy upon reopening.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. We continue to have dedicated shelf space for our products in a variety of aisles in mass-market retailer and specialty stores, with our growing diversified product offering. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce. We have seen an increase in sales for our product on retailers’ e-commerce platforms, particularly in 2020 as a result of the COVID-19 retail shutdowns.
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
Content Mix
The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. For example, in 2020 there was a lack of new content releases due to the impact of COVID-19 on new content production and the movie theater industry. Due to this impact, the percent of our sales attributable to classic evergreen properties was higher compared to historical trends. In addition, over time, we have continued to increase our number of active properties. An active property is a property from which we generate sales of products during a given period. For the years ended December 31, 2020 and 2019, we had sales of our products across 854 and 804 properties, respectively.

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
Taxation and Expenses
After consummation of our IPO on November 6, 2017, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of FAH, LLC, and we are taxed at the prevailing corporate tax rates. In addition to tax expenses, we incur expenses related to our operations, as well as payments under the Tax Receivable Agreement. We have caused and intend to continue to cause FAH, LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.
Components of our Results of Operations
Net Sales
We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel, games and homewares, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations, our retail stores and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.
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
Our product costs and gross margins will be impacted from period to period based on the product mix in any given period. Our Loungefly branded products tend to have a higher product cost and higher duties as a percentage of sales and therefore lower gross margins than our Pop! branded products.
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
Depreciation and Amortization
Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment. Amortization relates to definite-lived intangible assets that are expensed on a straight-line basis over the estimated useful lives. Our intangible assets, which are being amortized over a range of two to 20 years, are mainly comprised of trade names, customer relationships and intellectual property we recognized as part of the ACON Acquisition and, to a lesser extent, the 2017 acquisition of Underground Toys, the 2017 acquisition of Loungefly and the 2019 acquisition of Forrest-Pruzan.
Interest Expense, Net
Interest expense, net includes the cost of our short-term borrowings and long-term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth information comparing the components of net income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Period over Period Change
	2020	2019	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$652,537	$795,122	$(142,585)	(17.9)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	403,392	512,580	(109,188)	(21.3)%
Selling, general, and administrative expenses	181,234	193,803	(12,569)	(6.5)%
Depreciation and amortization	44,368	42,126	2,242	5.3%
Total operating expenses	628,994	748,509	(119,515)	(16.0)%
Income from operations	23,543	46,613	(23,070)	(49.5)%
Interest expense, net	10,712	14,342	(3,630)	(25.3)%
Other expense (income), net	1,043	(25)	1,068	nm
Income before income taxes	11,788	32,296	(20,508)	(63.5)%
Income tax expense	2,025	4,476	(2,451)	(54.8)%
Net income	9,763	27,820	(18,057)	(64.9)%
Less: net income attributable to non-controlling interests	5,802	16,095	(10,293)	(64.0)%
Net income attributable to Funko, Inc.	$3,961	$11,725	$(7,764)	(66.2)%
Net Sales
Net sales were $652.5 million for the year ended December 31, 2020, a decrease of 17.9% compared to $795.1 million for the year ended December 31, 2019. The decrease in net sales was due primarily to the impacts from the COVID-19 pandemic, including reduced shipments to our specialty retailer and distributor customers as limited in-store occupancy and social distancing guidelines or non-essential business closures were in effect for a majority of the year ended December 31, 2020. These decreases were partially offset by growth in our net sales to e-commerce sites and our own direct-to-consumer channels.
In the year ended December 31, 2020, the number of active properties increased 6.2% to 854 from 804 in the year ended December 31, 2019, and average net sales per active property decreased 22.7% to $0.8 million in the year ended December 31, 2020 from $1.0 million in the year ended December 31, 2019. While we expect to see growth in the number of active properties over time, we expect that the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.
On a geographical basis, net sales in the United States decreased 6.7% to $488.8 million in the year ended December 31, 2020 as compared to $523.9 million in the year ended December 31, 2019, net sales in Europe decreased 43.5% to $112.0 million in the year ended December 31, 2020 from $198.2 million in the year ended December 31, 2019 and net sales in other International decreased 29.2% to $51.7 million in the year ended December 31, 2020 from $73.0 million in the year ended December 31, 2019. On a product category basis, net sales of Pop! branded products decreased 20.4% to $497.3 million in the year ended December 31, 2020 as compared to $624.6 million in the year ended December 31, 2019. Net sales of Loungefly branded products increased 17.0% to $84.8 million in the year ended December 31, 2020 as compared to $72.5 million in the year ended December 31, 2019. Net sales of other products decreased 28.2% to $70.4 million in the year ended December 31, 2020 as compared to $98.0 million the year ended December 31, 2019.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $403.4 million for the year ended December 31, 2020, a decrease of 21.3%, compared to $512.6 million for the year ended December 31, 2019. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of the decrease in net sales, which drove a $56.9 million decrease in product costs, a $21.8 million decrease in royalty expenses and a $2.2 million decrease in shipping and freight costs.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 38.2% for the year ended December 31, 2020, compared to 35.5% for the year ended December 31, 2019. Gross margin (exclusive of depreciation and amortization) increased 270 basis points for the year ended December 31, 2020 compared to the year ended December 31, 2019, due primarily to a one-time $16.8 million charge for the year ended December 31, 2019 related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $181.2 million for the year ended December 31, 2020, a decrease of 6.5%, compared to $193.8 million for the year ended December 31, 2019. The decrease was driven primarily by a $3.8 million decrease in warehouse and office support, a $3.6 million decrease in advertising and marketing, a $3.5 million decrease in professional fees, a $2.9 million decrease in equity-based compensation, and a $1.8 million decrease in personnel expenses and commissions. These decreases primarily reflect the impact of the COVID-19 pandemic and the efforts to reduce costs and preserve liquidity.
Selling, general, and administrative expenses were 27.8% of sales for the year ended December 31, 2020, compared to 24.4% of sales for the year ended December 31, 2019, primarily due to the decrease in net sales.
Depreciation and Amortization
Depreciation and amortization expense was $44.4 million for the year ended December 31, 2020, compared to $42.1 million for the year ended December 31, 2019, primarily driven by an increase in depreciation on our office and warehouse facilities including the full year recognition of our Hollywood retail store.
Interest Expense, Net
Interest expense, net was $10.7 million for the year ended December 31, 2020, a decrease of 25.3%, compared to $14.3 million for the year ended December 31, 2019. The decrease in interest expense, net was due to lower interest rates and lower average balances of debt outstanding during the year ended December 31, 2020.
Income Tax Expense
Income tax expense was $2.0 million for the year ended December 31, 2020, a decrease of 54.8%, compared to $4.5 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in income before income taxes of $20.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Net Income
Net income was $9.8 million for the year ended December 31, 2020, compared to $27.8 million for the year ended December 31, 2019. The decrease in net income was primarily the result of the decrease in net sales offset by decreases in cost of goods sold, selling, general and administrative and interest expense, net for the year ended December 31, 2020 as compared to the year ended December 31, 2019, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments, the one-time inventory write-down and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, customs investigation and related costs, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments, the one-time inventory write-down and other unusual or one-time items, and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:
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
The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands, except per share data)
Net income attributable to Funko, Inc.	$3,961	$11,725
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	5,802	16,095
Equity-based compensation (2)	10,116	13,044
Acquisition transaction costs and other expenses (3)	—	383
Customs investigation and related costs (4)	—	3,357
Certain severance, relocation and related costs (5)	2,190	739
Foreign currency transaction loss (gain) (6)	955	(177)
Tax receivable agreement liability adjustments	87	152
One-time inventory write-down (7)	—	16,775
Income tax expense (8)	(4,259)	(12,166)
Adjusted net income	$18,852	$49,927
Weighted-average shares of Class A common stock outstanding-basic	35,271	30,898
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	16,227	21,167
Adjusted weighted-average shares of Class A stock outstanding - diluted	51,498	52,065
Adjusted earnings per diluted share	$0.37	$0.96

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income	$9,763	$27,820
Interest expense, net	10,712	14,342
Income tax expense	2,025	4,476
Depreciation and amortization	44,368	42,126
EBITDA	$66,868	$88,764
Adjustments:
Equity-based compensation (2)	10,116	13,044
Acquisition transaction costs and other expenses (3)	—	383
Customs investigation and related costs (4)	—	3,357
Certain severance, relocation and related costs (5)	2,190	739
Foreign currency transaction loss (gain) (6)	955	(177)
Tax receivable agreement liability adjustments	87	152
One-time inventory write-down (7)	—	16,775
Adjusted EBITDA	$80,216	$123,037
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)Represents legal, accounting, and other related costs incurred in connection with the acquisitions and other transactions.
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
(5)Represents certain severance, relocation and related costs. For the year ended December 31, 2020, includes charges related to the global workforce reduction implemented in response to the COVID-19 pandemic and impairment related charges to the right-of-use leased and fixed assets related to Funko Animation Studios. For the year ended December 31, 2019, includes $0.4 million of severance costs incurred in connection with the departure of our former Chief Financial Officer and $0.3 million of severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom.
(6)Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.
(7)Represents a one-time $16.8 million charge for the year ended December 31, 2019 to cost of goods sold for additional inventory reserves to dispose of certain inventory items. This charge is incremental to normal course inventory reserves and was recorded as a result of the Company’s decision to dispose of slower moving inventory to increase operational capacity.
(8)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for the years ended December 31, 2020 and 2019.

Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.
On October 22, 2018 (the “Closing Date”), Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC (each, an “Original Borrower” and collectively, the “Original Borrowers”), entered into a Credit Agreement (as amended, the "Credit Agreement") by and among each Borrower, certain financial institutions party thereto and PNC Bank, National Association, as administrative agent and collateral agent, providing for a term loan facility in the amount of $235.0 million (the "Term Loan Facility") and a revolving credit facility of $50.0 million (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities").
On February 11, 2019, the Company amended the Credit Agreement to increase the Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the Credit Facilities prior to such amendment.
On September 23, 2019, the Original Borrowers and Funko Games, LLC (collectively, the "Borrowers") entered into a second amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, extends the maturity date of the Credit Facilities to September 23, 2024, reduces the interest margin applicable to all loans under the credit agreement by 0.75% and reduces certain fees incurred under the Credit Agreement. The Second Amendment also allows the Company to request that the Term Loan Facility be increased by an additional $25.0 million.
On May 5, 2020 the Company entered into a third amendment to the Credit Agreement (“Third Amendment”) which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30.0 million until the Leverage Ratio (as defined in the Credit Agreement) is less than 2.50 to 1.00 for a period of four consecutive fiscal quarters, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50.0 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter. For the four consecutive fiscal quarter period ended June 30, 2020 we were able to demonstrate a leverage ratio of less than 2.50 to 1:00 and were therefore no longer subject to the minimum liquidity requirement for the three months ended September 30, and December 31, 2020, respectively.
The Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. We are a holding company with no material assets and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the LLC Agreement or the Registration Rights Agreement; and
•the ability to make other distributions of up to $25.0 million during any period of four fiscal quarters in order to pay dividends to the common unit holders of FAH, LLC (including the Company) as long as the funds received by the Company are used to pay dividends to the Company’s stockholders, the Leverage Ratio under the Pro Forma Financial Covenant Requirement (as defined in the Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Leverage Ratio (as defined in the Credit Agreement) for the applicable fiscal quarter and there is remaining Availability (as defined in the Credit Agreement) under the Credit Facilities of at least $25.0 million.

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
Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$107,239	$90,765
Net cash used in investing activities	(18,482)	(48,633)
Net cash used in financing activities	(61,838)	(28,340)
Effect of exchange rates on cash and cash equivalents	107	(2,049)
Net increase in cash and cash equivalents	$27,026	$11,743
Operating Activities. Our net cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities was $107.2 million for the year ended December 31, 2020, compared to $90.8 million for the year ended December 31, 2019. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The increase for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to changes in working capital, which increased net cash provided by operating activities by $28.2 million and were primarily due to decreases in accounts receivable, net and prepaid expenses and other assets of $24.0 million and $18.1 million, respectively, and increases in accrued expenses and other liabilities, accrued royalties, and income taxes payable of $12.8 million, $10.3 million and $3.4 million, respectively. This was partially offset by an increase in inventory and accounts payable of $22.5 million and $17.9 million, respectively. The increase in net cash provided by operating activities was also offset by a decrease in net income, excluding non-cash adjustments, of $11.7 million, driven primarily by an decrease in net sales.
Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2020, net cash used in investing activities was $18.5 million, which was used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines.

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
For the year ended December 31, 2020, net cash used in financing activities was $61.8 million, primarily related to payments under the Tax Receivable Agreement of $4.6 million, distributions to the Continuing Equity Owners of $3.6 million, payments on the Term Loan Facility of $26.4 million, and net payments on the Revolving Credit Facility of $26.8 million, partially offset by $0.2 million proceeds from the exercise of equity based options.
For the year ended December 31, 2019, net cash used in financing activities was $28.3 million, primarily related to distributions to the Continuing Equity Owners of $23.9 million and payments on the Term Loan Facility of $11.8 million, partially offset by net borrowings on the Revolving Credit Facility of $5.7 million and proceeds from the exercise of equity based options of $2.2 million.
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
As noted above, on October 22, 2018, we entered into the Credit Facilities which, as amended, are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
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
The Borrowers may request that the Term Loan Facility be increased by an additional $25.0 million.

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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis), except as described above in connection with the Waiver Period. The maximum Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending December 31, 2020 are 4.25:1.00 and 1.25:1.00, respectively. As of December 31, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Facilities. In accordance with the Third Amendment, the financial covenants under the Credit Agreement were waived during the Waiver Period. In accordance with the Third Amendment, the financial covenants under the Credit Agreement were waived during the Waiver Period.
We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement.
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
As of December 31, 2020, we had $52.3 million of cash and cash equivalents and $120.7 million of working capital, compared with $25.2 million of cash and cash equivalents and $101.6 million of working capital as of December 31, 2019. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.

Future Sources and Uses of Liquidity
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity.
Credit Facilities. On October 22, 2018, the Company entered into the Credit Facilities. For a discussion of our Credit Facilities, see Note 10, Debt of the notes to our consolidated financial statements.
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

Contractual Obligations
The following summarizes our future minimum commitments as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Long term debt and related interest (1)	$22,537	$34,683	$37,565	$132,849	$—	$—	$227,634
Operating leases	14,315	14,312	11,952	11,279	10,028	27,614	89,500
Liabilities under tax receivable agreement (2)	2,020	5,350	3,651	3,724	3,804	43,768	62,317
Minimum royalty obligations (3)	4,985	231	63	—	—	—	5,279
Total	43,857	54,576	53,231	147,852	13,832	71,382	384,730
(1)We estimated interest payments through the maturity of our Credit Facilities by applying the interest rate of 6.04% in effect as of December 31, 2020 under our New Term Loan Facility. See Note 10, Debt of the notes to our consolidated financial statements.
(2)Represents amounts owed under our Tax Receivable Agreement. See Note 13, Liabilities under Tax Receivable Agreement for additional information.
(3)Represents minimum guaranteed royalty payments under licensing arrangements.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and sales allowances, royalties, inventory, goodwill and intangible assets and income taxes. Changes to these policies and estimates could have a material adverse effect on our results of operations and financial condition.
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
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2020, we recorded a prepaid asset of $6.3 million, net of a reserve of $1.0 million. As of December 31, 2019, we recorded a prepaid asset of $13.0 million, net of a reserve of $2.4 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2020 and 2019, were $105.0 million and $126.8 million, respectively.
Inventory. Inventory consists primarily of figures, plush and accessories and other finished goods, and is accounted for using the first-in, first-out, or FIFO, method. Inventory costs include direct product costs and freight costs. We maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, through sales to customers, or liquidation, and expected recoverable value of each disposition category. We estimate obsolescence based on assumptions regarding future demand.
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
During years ended December 31, 2020 and 2019, the Company acquired an aggregate of 0.5 million and 9.5 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2020 and 2019, the Company recognized an increase to its net deferred tax assets in the amount of $0.5 million and $48.1 million, respectively, and corresponding Tax Receivable Agreement liabilities of $1.0 million and $59.0 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners. In addition, during the year ended December 31, 2020, the Company recognized $0.1 million of expenses in other expense (income), net on our consolidated statements of operations related to remeasurement adjustments of Tax Receivable Agreement liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Credit Facilities include the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2020, we had $190.8 million of variable rate debt outstanding under our Credit Facilities, consisting of $190.8 million outstanding under the Term Loan Facility (net of unamortized discount of $3.1 million) in outstanding variable rate borrowings. We had no outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2020, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.0 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Funko, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes, and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Seattle, Washington
March 11, 2021

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net sales	$652,537	$795,122	$686,073
Cost of sales (exclusive of depreciation and amortization shown separately below)	403,392	512,580	430,746
Selling, general, and administrative expenses	181,234	193,803	155,349
Depreciation and amortization	44,368	42,126	39,116
Total operating expenses	628,994	748,509	625,211
Income from operations	23,543	46,613	60,862
Interest expense, net	10,712	14,342	21,739
Loss on extinguishment of debt	—	—	4,547
Other expense (income), net	1,043	(25)	4,082
Income before income taxes	11,788	32,296	30,494
Income tax expense	2,025	4,476	5,432
Net income	9,763	27,820	25,062
Less: net income attributable to non-controlling interests	5,802	16,095	17,599
Net income attributable to Funko, Inc.	$3,961	$11,725	$7,463

Earnings per share of Class A common stock:
Basic	$0.11	$0.38	$0.31
Diluted	$0.11	$0.36	$0.29
Weighted average shares of Class A common stock outstanding:
Basic	35,271	30,898	23,821
Diluted	35,770	32,926	25,560
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$9,763	$27,820	$25,062
Other comprehensive income:
Foreign currency translation gain (loss), net of tax effect of $(274), $(282) and $51 for the years ended December 31, 2020, 2019 and 2018, respectively	1,415	1,458	(2,020)
Comprehensive income	11,178	29,278	23,042
Less: Comprehensive income attributable to non-controlling interests	6,290	16,595	16,552
Comprehensive income attributable to Funko, Inc.	$4,888	$12,683	$6,490
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$52,255	$25,229
Accounts receivable, net	131,837	151,564
Inventory	59,773	62,124
Prepaid expenses and other current assets	15,486	20,280
Total current assets	259,351	259,197
Property and equipment, net	56,141	65,712
Operating lease right-of-use assets	58,079	62,901
Goodwill	125,061	124,835
Intangible assets, net	205,541	221,492
Deferred tax asset	54,682	57,547
Other assets	4,735	4,783
Total assets	$763,590	$796,467
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$—	$25,822
Current portion long-term debt, net of unamortized discount	10,758	13,685
Current portion of operating lease liabilities	13,840	11,314
Accounts payable	29,199	42,531
Income taxes payable	425	637
Accrued royalties	40,525	34,625
Accrued expenses and other current liabilities	43,949	28,955
Total current liabilities	138,696	157,569
Long-term debt, net of unamortized discount	180,012	202,816
Operating lease liabilities, net of current portion	57,512	61,622
Deferred tax liability	780	341
Liabilities under tax receivable agreement, net of current portion	60,297	61,554
Other long-term liabilities	3,848	7,421
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 35,657 shares and 34,918 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	3
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,040 shares and 14,515 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in-capital	216,141	204,174
Accumulated other comprehensive income	1,718	791
Retained earnings	24,403	20,442
Total stockholders' equity attributable to Funko, Inc.	242,267	225,411
Non-controlling interests	80,178	79,733
Total stockholders' equity	322,445	305,144
Total liabilities and stockholders' equity	$763,590	$796,467
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Period ended December 31, 2017	23,338	$2	24,976	$2	$129,066	$806	$1,254	$150,162	$281,292
Distribution to continuing equity owners	—	—	—	—	—	—	—	(20,441)	(20,441)
Equity-based compensation	—	—	—	—	9,140	—	—	—	9,140
Shares issued for equity-based compensation awards	175	—	—	—	28	—	—	—	28
Cumulative translation adjustment, net of tax	—	—	—	—	—	(973)	—	(1,047)	(2,020)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	193	—	—	—	193
Redemption of common units of FAH, LLC	1,447	—	(1,392)	—	7,727	—	—	(7,727)	—
Net income	—	—	—	—	—	—	7,463	17,599	25,062
Period ended December 31, 2018	24,960	$2	23,584	$2	$146,154	$(167)	$8,717	$138,546	$293,254
Distribution to continuing equity owners	—	—	—	—	—	—	—	(23,924)	(23,924)
Equity-based compensation	—	—	—	—	13,044	—	—	—	13,044
Shares issued for equity-based compensation awards	359	—	—	—	2,218	—	—	—	2,218
Shares issued for purchase consideration	127	—	—	—	2,221	—	—	—	2,221
Cumulative translation adjustment, net of tax	—	—	—	—	—	958	—	500	1,458
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(10,947)	—	—	—	(10,947)
Redemption of common units of FAH, LLC	9,472	1	(9,069)	(1)	51,484	—	—	(51,484)	—
Net income	—	—	—	—	—	—	11,725	16,095	27,820
Period ended December 31, 2019	34,918	$3	14,515	$1	$204,174	$791	$20,442	$79,733	$305,144
Distribution to continuing equity owners	—	—	—	—	—	—	—	(3,576)	(3,576)
Equity-based compensation	—	—	—	—	10,116	—	—	—	10,116
Shares issued for equity-based compensation awards	226	—	—	—	219	—	—	—	219
Shares withheld related to net share settlement of equity-based compensation awards	—	—	—	—	(101)	—	—	—	(101)
Cumulative translation adjustment, net of tax	—	—	—	—	—	927	—	488	1,415
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(536)	—	—	—	(536)
Redemption of common units of FAH, LLC	513	1	(475)	—	2,269	—	—	(2,269)	1
Net income	—	—	—	—	—	—	3,961	5,802	9,763
Period ended December 31, 2020	35,657	$4	14,040	$1	$216,141	$1,718	$24,403	$80,178	$322,445

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Operating Activities
Net income	$9,763	$27,820	$25,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	46,742	44,518	39,116
Equity-based compensation	10,116	13,044	9,140
Accretion of discount on long-term debt	278	952	1,414
Amortization of debt issuance costs	1,074	258	709
Loss on debt extinguishment	—	—	4,547
Deferred tax expense (benefit)	3,323	(2,293)	(964)
Other	1,952	635	4,288
Changes in operating assets and liabilities:
Accounts receivable, net	20,077	(3,969)	(36,139)
Inventory	2,845	25,372	(8,886)
Prepaid expenses and other assets	12,273	(5,824)	8,736
Accounts payable	(13,303)	4,629	(16,375)
Income taxes payable	(209)	(3,618)	2,177
Accrued royalties	5,906	(4,403)	13,495
Accrued expenses and other liabilities	6,402	(6,356)	3,671
Net cash provided by operating activities	107,239	90,765	49,991

Investing Activities
Purchase of property and equipment	(18,482)	(42,264)	(26,866)
Acquisitions, net of cash	—	(6,369)	(635)
Net cash used in investing activities	(18,482)	(48,633)	(27,501)

Financing Activities
Borrowings on line of credit	28,267	42,083	316,390
Payments on line of credit	(55,103)	(36,383)	(307,191)
Debt issuance costs	(569)	(411)	—
Proceeds from long-term debt, net	—	—	230,011
Payment of long-term debt	(26,438)	(11,750)	(231,338)
Contingent consideration	—	—	(2,500)
Distributions to continuing equity owners	(3,575)	(23,923)	(20,441)
Payments under tax receivable agreement	(4,639)	(173)	—
Proceeds from exercise of equity-based options	219	2,217	23
Net cash used in financing activities	(61,838)	(28,340)	(15,046)

Effect of exchange rates on cash and cash equivalents	107	(2,049)	(1,686)

Net increase in cash and cash equivalents	27,026	11,743	5,758
Cash and cash equivalents at beginning of period	25,229	13,486	7,728
Cash and cash equivalents at end of period	$52,255	$25,229	$13,486

Supplemental Cash Flow Information
Cash paid for interest	$9,089	$12,313	$19,403
Income tax payments	4,167	14,125	2,311
Accrual for purchases of property and equipment	—	5,362	1,137
Establishment of liabilities under tax receivable agreement	1,000	59,045	6,771
Issuance of equity instruments for acquisitions	—	2,221	—
Tenant allowance	269	3,201	168
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
The Company was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries. FAH, LLC owns 100% of Funko Holdings LLC ("FHL") and FHL owns 100% of Funko, LLC, a limited liability company formed in the state of Washington, which is its operating entity. Funko, LLC is headquartered in Everett, Washington and is a leading pop culture consumer products company. Funko, LLC designs, sources, and distributes licensed pop culture products.
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
As the Transactions, are considered transactions between entities under common control, the financial statements reflect the combined entities for all periods presented.
2. Significant Accounting Policies
Certain of the significant accounting policies are discussed within the note to which they specifically relate. Certain prior-year amounts have been reclassified to conform to the current year presentation.
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
Cash Equivalents
Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These receivables typically settle in less than 5 days and were $0.9 million and $0.2 million for December 31, 2020 and 2019, respectively.
Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. As of December 31, 2020 and 2019, the balance of accounts receivable consisted of 11% and 8%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.

For the years ended December 31, 2020, 2019 and 2018 there was no individual customer that generated net sales over 10%.
For the year ended December 31, 2020, 12% and 11% of sales were related to the Company’s two largest license agreements with no other license agreements accounting for more than 10% of sales. For both of the years ended December 31, 2019 and 2018, there were three license agreements that accounted for more than 10% of sales.
The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.
Inventory
Inventory consists primarily of figures, plush, apparel, homewares, accessories, games and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. The Company maintains reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. The Company estimates obsolescence based on assumptions regarding future demand. Reserves for excess and obsolete inventories were $8.6 million and $23.3 million as of December 31, 2020 and 2019, respectively.
During the year ended December 31, 2019, the Company recorded a $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity. This charge is incremental to normal course reserves.
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
The Company monitors our long-lived assets for impairment indicators on an ongoing basis in accordance with U.S. GAAP. If impairment indicators exist, the Company will perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of the Company's long-lived assets.
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
Royalties
We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2020, we recorded a prepaid asset of $6.3 million, net of a reserve of $1.0 million. As of December 31, 2019, we recorded a prepaid asset of $13.0 million, net of a reserve of $2.4 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2020, 2019 and 2018, were $105.0 million, $126.8 million and $110.7 million, respectively.
Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2020, 2019 and 2018 were $7.7 million, $11.3 million, and $10.1 million, respectively.
The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of operations because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.

Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations as incurred. Product design and development costs for the years ended December 31, 2020, 2019 and 2018, were $5.1 million, $5.2 million, and $4.7 million, respectively.
Foreign Currency
We have international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive income on the consolidated statements of comprehensive income. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other expense (income), net on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded a loss of $0.4 million and gains of $0.7 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The income tax effects related to the unrealized foreign currency component of other comprehensive income are reclassified to earnings only when the net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed.
Recently Adopted Accounting Standards
Credit Losses. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and since modified the standard with several ASUs (collectively, the "new credit loss standard"). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted the standard on January 1, 2020 with no recorded cumulative-effect adjustment. Comparative information has not been restated and continues to be reported under the standards in effect for those periods.
3. Acquisitions
In 2019, the Company completed the acquisition of Forrest-Pruzan Creative, LLC which was accounted for as a business combination.
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
The purchase price allocation for the acquisition was as follows:

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

During the year ended December 31, 2020, the Company assessed a series of triggering events related to the Company’s book value in excess of the market capitalization of the Company. Such triggering events included the World Health Organization declaring on March 11, 2020 that the COVID-19 outbreak constituted a global pandemic and the Company releasing a business update on March 20, 2020 announcing the closing of its retail locations, that employees would be working from home and the withdrawal of its 2020 financial guidance that had been issued on March 5, 2020. Due to sustained lower market capitalization below book value, the Company performed a quantitative analysis at each of the 2020 quarterly reporting periods.
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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2020, 2019 and 2018.
The following table presents the balances of goodwill as of 2020 and 2019 (in thousands):

Goodwill
Balance as of January 1, 2019	$116,078
Acquisition	8,465
Foreign currency remeasurement	292
Balance as of December 31, 2019	$124,835
Foreign currency remeasurement	226
Balance as of December 31, 2020	$125,061
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment charges relating to intangible assets were recorded in the years ended December 31, 2020, 2019 and 2018.

The following table provides the details of identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2020			December 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$115,131	$(30,008)	$85,123	$115,131	$(24,047)	$91,084
Trade names	10 - 20	83,359	(21,717)	61,642	83,359	(17,450)	65,909
Customer relationships	3 - 20	71,736	(20,301)	51,435	71,620	(15,633)	55,987
Licensor relationships	10 - 20	11,301	(4,068)	7,233	11,222	(2,915)	8,307
Supplier relationships	2	325	(325)	—	316	(316)	—
Noncompetition agreements	3	290	(182)	108	290	(85)	205
Total		$282,142	$(76,601)	$205,541	$281,938	$(60,446)	$221,492
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $16.0 million, $15.9 million, and $15.0 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2020 was as follows (in thousands):

Amortization
2021	$16,076
2022	15,023
2023	14,880
2024	14,880
2025	14,880
Thereafter	129,802
Total	$205,541

5. Accounts Receivable, Net
Accounts receivable, net, primarily represent customer receivables, recorded at invoiced amount, net of a sales allowance and an allowance for doubtful accounts. An allowance for doubtful accounts is determined based on various factors, including specific identification of balances at risk for not being collected, historical experience, existing economic conditions and supportable forecasted changes.
The Company evaluates its general reserves based on historical loss information and applies reserve percentages based on aging schedule. Days past due is calculated from contractual due date of the trade receivable contract. The composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages and evaluated to reflect current conditions and supportable forecasted changes. The trade receivables are generally due in 30 to 90 days.
In addition to the general reserve, certain doubtful accounts are evaluated for a specific reserve. These accounts generally include significantly past due or other factors known where a substantial portion or all of the balance is uncollectible. Receivables are written-off when all reasonable collection efforts have been exhausted and it is probable the balance will not be collected.
The Company monitors the financial health of its customers and will take actions to mitigate a customer's credit risk if a negative financial forecast is expected.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$135,417	$153,918
Less: Allowance for doubtful accounts	(3,580)	(2,354)
Accounts receivable, net	$131,837	$151,564
Accounts receivable includes a $0.8 million and $3.4 million tenant improvement receivable from a lessor as of December 31, 2020 and 2019, respectively. In addition, accounts receivable as of December 31, 2020 includes an income tax receivable of $0.8 million. The remaining balance is customer receivables. Bad debt expense was $2.4 million, $1.1 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Activity in our allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2020	2019
Allowance for doubtful accounts - beginning	$2,354	$3,049
Charged to costs and other	2,396	1,094
Write offs	(1,170)	(1,789)
Allowance for doubtful accounts - ending	$3,580	$2,354

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid deposits for inventory and molds	$1,373	$835
Prepaid royalties, net	6,260	13,016
Other prepaid expenses and current assets	7,853	6,429
Prepaid expenses and other current assets	$15,486	$20,280

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Tooling and molds	$102,865	$88,070
Leasehold improvements	42,573	33,942
Computer equipment, software and other	11,310	10,186
Furniture, fixtures and warehouse equipment	11,762	11,231
Construction in progress	318	9,434
	$168,828	$152,863
Less: Accumulated depreciation	(112,687)	(87,151)
Property and equipment, net	$56,141	$65,712
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $28.3 million, $26.2 million, and $24.1 million, respectively.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and compensation	$13,338	$13,141
Accrued shipping & freight costs	4,733	1,732
Accrued sales taxes	757	687
Current liabilities under tax receivable agreement	2,020	4,262
Other current liabilities	23,101	9,133
Accrued liabilities and other current liabilities	$43,949	$28,955

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
Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2020 and 2019, was approximately $193.9 million and $246.1 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2020 and 2019, were $190.8 million and $242.3 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and our standalone credit risk.
10. Debt
Debt consists of the following (in thousands):

	December 31,
	2020	2019
Revolving Credit Facility	$—	$25,822

Term Loan Facility	193,875	220,313
Debt issuance costs	(3,105)	(3,812)
Total term debt	190,770	216,501
Less: current portion	10,758	13,685
Long-term debt, net	$180,012	$202,816
Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Term Loan Facility
2021	$11,750
2022	24,969
2023	29,375
2024	127,781
Total	$193,875

Credit Facilities
On October 22, 2018, the Company entered into the Credit Facilities. Upon closing, proceeds from the Credit Facilities were primarily used to repay all of the outstanding aggregate principal balance and accrued interest of $209.6 million on the previous Term Loan A Facility and $65.3 million on the previous Revolving Credit Facility. Upon repayment, both the previous Term Loan A Facility and the previous Revolving Credit Facility were terminated.
On February 11, 2019, the Company amended the Credit Facilities to increase the Revolving Credit Facility to $75.0 million, reflecting the incremental capacity of $25.0 million contemplated under the Credit Facilities prior to such amendment. On September 23, 2019, the Company entered into a second amendment to the Credit Facilities (the “Second Amendment”) The Second Amendment extended the maturity date of the term loans and revolving credit facility under the credit agreement to September 23, 2024, reduced the interest margin applicable to all loans under the credit agreement by 0.75% and reduced certain fees incurred under the Credit Agreement. The Second Amendment also allows the Company to request that the Term Loan Facility be increased by an additional $25.0 million.
On May 5, 2020 the Company entered into a third amendment to the Credit Agreement (“Third Amendment”) which amended and modified the Credit Agreement, to, among other things, (i) waive the financial covenants under the Credit Agreement for the fiscal quarters ending June 30, 2020 and September 30, 2020 (the “Waiver Period”), (ii) add a requirement to maintain a minimum liquidity of at least $30.0 million until the Leverage Ratio (as defined in the Credit Agreement) is less than 2.50 to 1.00 for a period of four consecutive fiscal quarters, (iii) hold the incurrence ratios for certain restricted payments, investments and dispositions at the levels applicable prior to the effectiveness of the Third Amendment, (iv) increase the interest and fees payable under the Credit Agreement from the date of Third Amendment through (but excluding) the first date on which the Company receives cumulative net cash proceeds of at least $50.0 million from certain issuances of permitted equity or convertible subordinated debt and (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarter ended December 31, 2019 may include non-cash expenses for inventory write-downs incurred by the Company during such quarter. For the four consecutive fiscal quarter period ended June 30, 2020 we were able to demonstrate a leverage ratio of less than 2.50 to 1:00 and were therefore no longer subject to the minimum liquidity requirement for the three months ended September 30, and December 31, 2020, respectively.
As amended, the Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility in the first and second years of the Term Loan Facility, 10.00% of the original principal amount of the Term Loan Facility in the third and fourth years of the Term Loan Facility and 12.50% of the original principal amount of the Term Loan Facility in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment was on December 31, 2018.The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
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
The Credit Facilities are secured by substantially all assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of December 31, 2020, we were in compliance with all of the covenants in our Credit Facilities.
The Borrowers may request that the Credit Facilities be increased by an additional $25.0 million. At December 31, 2020, the Company had $193.9 million of borrowings outstanding under the Term Loan Facility. We had no borrowings under the Revolving Credit Facility as of December 31, 2020 and an available borrowing capacity of $75.0 million.
There were no outstanding letters of credit as of December 31, 2020 and 2019.

11. Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company combines lease and non-lease components for new and reassessed leases.
Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For the year ended December 31, 2020 and 2019, differences between rent expense and rent paid are recognized as adjustments to operating lease right-of-use assets on the consolidated balance sheets. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense, included in selling, general and administrative expenses on the consolidated statements of operations, was $15.3 million, $14.9 million and $11.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020 and 2019, the Company had recorded operating lease liabilities of $71.4 million and $72.9 million, respectively and operating lease right-of-use assets of $58.1 million and $62.9 million respectively. During the years ended December 31, 2020 and 2019, operating cash outflows relating to operating lease liabilities was $11.6 million and $8.3 million, respectively and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $5.8 million and $33.3 million, respectively, net of lease incentives obtained of $0.3 million and $3.2 million, respectively. As of December 31, 2020 and 2019, the Company’s operating leases had a weighted-average remaining term of 7.3 years and 7.9 years, respectively and weighted-average discount rate of 6.28% and 6.55%, respectively. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.
During the year ended December 31, 2020, the Company recognized an impairment loss of $1.4 million related to the right of use lease asset in Bath, England. The related lease liability was remeasured and reduced by $0.9 million.
In January 2020, the Company has also entered into a non-cancellable operating sub-lease for office space expiring in 2024. Rental income recognized for the year ended December 31, 2020 was $0.3 million, included as a reduction of selling, general and administrative expenses on the consolidated statements of operations.
The future payments on the Company’s operating lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$14,315
2022	14,312
2023	11,952
2024	11,279
2025	10,028
Thereafter	27,614
Total lease payments	89,500
Less: imputed interest	(18,148)
Total	$71,352

12. Income Taxes
Income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$4,149	$21,414	$22,157
Foreign	7,639	10,882	8,337
Income before income taxes	$11,788	$32,296	$30,494
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
The components of the Company’s income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$(3,030)	$4,216	$4,075
State and local	59	601	486
Foreign	1,673	1,952	1,758
Current income taxes	$(1,298)	$6,769	$6,319
Deferred income taxes:
Federal	$2,585	$(2,333)	$(803)
State and local	206	(185)	(70)
Foreign	532	225	(14)
Deferred income taxes	3,323	(2,293)	(887)
Income tax expense	$2,025	$4,476	$5,432
A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.5	1.0	1.1
Foreign taxes	18.7	5.9	5.1
Foreign tax credit	(9.3)	—	—
Non-deductible expenses	1.6	(0.8)	4.3
Change in valuation allowance	5.4	4.9	—
Non-controlling interest	(12.7)	(10.8)	(13.7)
Share-based Compensation	5.1	(2.6)	—
Return to Provision	(15.1)	(3.0)	(1.7)
Other, net	—	(1.7)	1.7
Income tax expense	17.2%	13.9%	17.8%
The Company’s annual effective tax rate in 2020, 2019 and 2018 was less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.

Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Investment in partnership	$46,582	$53,464
Tax Receivable Agreement liability	14,087	14,929
Stock-based compensation	4,195	2,666
Foreign Tax Credit	1,090	208
Other carryforwards	898	—
Net operating loss carryforward	756	—
Gross deferred tax assets	67,608	71,267
Valuation allowance	(12,367)	(11,242)
Deferred tax assets, net of valuation allowance	55,241	60,025
Deferred tax liabilities:
Investment in partnership	—	(2,246)
Property and equipment	(833)	(341)
Other	(506)	(232)
Gross deferred tax liabilities	(1,339)	(2,819)
Net deferred tax assets	$53,902	$57,206
As of December 31, 2020 the Company had other carryforwards of $0.9 million and a net operating loss carryforward of $0.8 million. As of 2019, the Company did not have any federal or state net operating loss carryforwards nor other carryforwards for income tax purposes.
The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2020 and 2019, the Company recognized a deferred tax asset of $46.6 million and $53.5 million, respectively, associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2020 and 2019, the Company established a valuation allowance in the amount of $12.4 million and $11.2 million, respectively, against the deferred tax asset.
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
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at January 1	$490	$490	$490
Increases for positions taken in current year	—	—	—
Unrecognized tax benefits at December 31	$490	$490	$490
Of the $0.5 million of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, $0.2 million would impact the effective tax rate if recognized.

Interest and penalties related to income tax matters are classified as a component of income tax expense. As of December 31, 2020, and 2019, we have not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.
Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2017 and subject to examination for all foreign income tax returns for fiscal 2020 and 2019. There were no open tax examinations at December 31, 2020 and 2019.
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
The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2020 and 2019, the Company acquired an aggregate of 0.5 million and 9.5 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2020 and 2019, the Company recognized an increase to its net deferred tax assets in the amount of $0.5 million and $48.1 million, respectively, and corresponding Tax Receivable Agreement liabilities, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on our estimate of future taxable income. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability during the years ended December 31, 2020, 2019 and 2018, as we concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$65,816	$6,771	$—
Additional liabilities for exchanges	1,000	59,045	6,771
Adjustment to remeasurement of liabilities	87	152	—
Payments under tax receivable agreement	(4,586)	(152)	—
Ending balance	$62,317	$65,816	$6,771

14. Commitments and Contingencies
The following table summarizes the Company’s future minimum commitments as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Long term debt	$11,750	$24,969	$29,375	$127,781	$—	$—	$193,875
Operating leases	14,315	14,312	11,952	11,279	10,028	27,614	89,500
Liabilities under tax receivable agreement (1)	2,020	5,350	3,651	3,724	3,804	43,768	62,317
Minimum royalty obligations (2)	4,985	231	63	—	—	—	5,279
Total	$33,070	$44,862	$45,041	$142,784	$13,832	$71,382	$350,971
(1)See Note 13, Liabilities under Tax Receivable Agreement.
(2)Represents minimum guaranteed royalty payments under licensing arrangements.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and a lead plaintiff and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiff filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Securities Exchange Act of 1934. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 26, 2021, the Court granted our motion to dismiss the Ferreira action, allowing the plaintiffs leave to amend the complaint. On June 25, 2020, the Dachev action was voluntarily dismissed.
Five shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020. On October 30, 2020, the consolidated action was transferred to the United States District Court for the Central District of California. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the consolidated state litigation, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020 and their opening brief on February 12, 2021. We expect briefing on the appeal to conclude mid-2021.
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
The complaints in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
Finally, on December 8, 2020 and February 3, 2021, two purported stockholders of the Company filed complaints against us in the Court of Chancery of the State of Delaware to compel inspection of books and records pursuant to 8 Del. C. § 220. Those actions, captioned Silverberg v. Funko, Inc. and De La Combe v. Funko, Inc., respectively, are pending.
We are party to additional legal proceedings incidental to our business. While the outcome of these additional matters could differ from management’s expectations, we do not believe that the resolution of such matters is reasonably likely to have a material effect on our results of operations or financial condition.
15. Segments
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and for which is regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, it has one segment.
The following tables present summarized product information as a percent of sales:

	Year ended December 31,
	2020	2019	2018
Figures	77.2%	80.8%	81.6%
Other	22.8%	19.2%	18.4%

	Year ended December 31,
	2020	2019	2018
Pop! Branded Products	76.2%	78.6%	76.1%
Loungefly Branded Products	13.0%	9.1%	5.6%
Other	10.8%	12.3%	18.3%

The following tables present summarized geographical information (in thousands):

	Year ended December 31,
	2020	2019	2018
Net sales:
United States	$488,823	$523,897	$466,044
Europe	111,997	198,203	149,260
Other International	51,717	73,022	70,769
Total net sales	$652,537	$795,122	$686,073

	December 31,
	2020	2019
Long-lived assets:
United States	$72,813	$78,394
Vietnam and China	16,144	19,606
United Kingdom	29,998	35,396
Total long-lived assets	$118,955	$133,396

16. Related Party Transactions
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. For the years ended December 31, 2020 and 2019, the Company recorded approximately $2.0 million and $2.3 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2020 and 2019, accounts receivable from Forbidden Planet were $0.5 million and $0.2 million on the consolidated balance sheets, respectively.
In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. For both of the years ended December 31, 2020 and 2019, the Company recorded $0.2 million, of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.
17. Employee Benefit Plans
We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. The Company’s employer matching contributions were $1.5 million, $1.6 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

18. Stockholders’ Equity
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
Equity-Based Compensation
Funko, Inc. 2017 Incentive Award Plan. On October 23, 2017, the Company adopted the Funko, Inc. 2017 Incentive Award Plan (the “2017 Plan”). The Company reserved a total of 5,518,518 shares of Class A common stock for issuance pursuant to the 2017 Plan. In connection with the IPO, the Company granted 1,028,500 options to purchase shares of Class A common stock to certain of its directors, executive officers and employees. Subsequent to the IPO, the Company has granted options to purchase shares of Class A common stock and restricted stock units on Class A common stock to certain of its directors, executive officers and employees under the 2017 Plan.
Funko, Inc. 2019 Incentive Award Plan. Effective April 18, 2019, the Company adopted the Funko, Inc. 2019 Incentive Award Plan (the "2019 Plan"). We have also reserved for issuance an aggregate number of shares under the 2019 Plan equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors.
The number of unissued common shares reserved for future grants under the 2017 Plan and 2019 Plan was 686,263 and 2,291,785, respectively as of December 31, 2020.

A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2019	2,683	$15.55	$7,524	8.60
Granted	926	4.63	—
Exercised	(3)	12.00	13
Forfeited	(701)	11.52	480
Outstanding at December 31, 2020	2,905	13.05	4,069	8.05
Options exercisable at December 31, 2020	1,361	$14.80	$—	7.48
A summary of restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Unvested at December 31, 2019	1,548	$15.72	$26,564	3.14
Granted	662	4.85	3,282
Vested	(218)	13.10	1,477
Forfeited	(124)	9.61	805
Unvested at December 31, 2020	1,868	$12.58	$19,394	2.37
Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.
A summary of FAH, LLC stock option activity for the year ended December 31, 2020 is as follows:

	FAH, LLC Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2019	436	0.43	7,299	3.87
Exercised	(208)	0.85	944
Forfeited	—
Cancelled	—
Outstanding at December 31, 2020	228	$0.05	$2,437	2.41
Options exercisable at December 31, 2020	228	$0.05	$2,437	2.41
Unvested common units in FAH, LLC. In connection with the IPO, unvested common units to purchase profit interests in FAH, LLC were converted into 1,901,327 unvested common units of FAH, LLC.

A summary of unvested common unit activity for the year ended December 31, 2020 is as follows:

	Common Units	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at December 31, 2019	42	$110
Granted	—	—
Vested	(40)	106
Forfeited	(2)	4
Unvested at December 31, 2020	—	$—
The following table presents information on stock option exercises (in thousands):

	Year ended December 31,
	2020	2019	2018
Cash received for exercise price	$219	$2,217	$23
Intrinsic value	$957	$3,404	$62
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
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future
For each of the options granted under the 2017 Plan and 2019 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2020	2019	2018
Expected term (years)	6.05	6.07	6.25
Expected volatility	45.6%	38.7%	34.4%
Risk-free interest rate	0.5%	2.4%	2.8%
Dividend yield	—%	—%	—%
The weighted-average fair value of stock options granted for the years ended December 31, 2020, 2019 and 2018 was $1.90, $8.35, and $5.31 per share, respectively.
Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statements of operations. Equity-based compensation for the years ended December 31, 2020, 2019 and 2018 was $10.1 million, $13.0 million and $9.1 million, respectively.

As of December 31, 2020, there was $20.8 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 2.3 years. Of this, $6.9 million is related to options to purchase Class A common stock in Funko, Inc. and $13.9 million is related to unvested restricted stock units in Class A common stock of Funko, Inc. As of December 31, 2020, the Company expected to recognize these costs over a remaining weighted average period of 2.2 years for options to purchase Class A units in Funko, Inc., and 2.4 years for unvested restricted stock units in Class A common stock of Funko, Inc.
19. Non-controlling Interests
The Company is the sole managing member of FAH, LLC and as a result consolidates the financial results of FAH, LLC. The Company reports a non-controlling interest representing the common units of FAH, LLC held by the Continuing Equity Owners. Changes in Funko, Inc.’s ownership interest in FAH, LLC while Funko, Inc. retains its controlling interest in FAH, LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of common units of FAH, LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in capital when FAH, LLC has positive or negative net assets, respectively.
Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2020, 2019 and 2018, Funko, Inc. owned 35.7 million, 34.9 million and 25.0 million of FAH, LLC common units, respectively, representing a 69.5%, 68.7% and 50.2% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $10.0 million, $10.8 million and $6.4 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2020, 2019 and 2018, respectively, and $0.4 million of income tax benefit, $2.2 million and $3.6 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands, except per share data)
Numerator:
Net income	$9,763	$27,820	$25,062
Less: net income attributable to non-controlling interests	5,802	16,095	17,599
Net income attributable to Funko, Inc. — basic	$3,961	$11,725	$7,463
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	—
Net income attributable to Funko, Inc. — diluted	$3,961	$11,725	$7,463
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	35,270,795	30,897,569	23,821,025
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	304,327	1,064,145	1,381,637
Add: Dilutive Funko, Inc. equity compensation awards	194,891	964,059	357,396
Weighted-average shares of Class A common stock outstanding — diluted	35,770,013	32,925,773	25,560,058
Earnings per share of Class A common stock — basic	$0.11	$0.38	$0.31
Earnings per share of Class A common stock — diluted	$0.11	$0.36	$0.29
For the years ended December 31, 2020, 2019 and December 31, 2018 an aggregate of 19.7 million, 20.1 million and 25.7 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2020, 2019 and 2018 anti-dilutive securities included 15.8 million, 19.1 million and 25.1 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Schedule I: Condensed Financial Information of Registrant

FUNKO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Intercompany revenue	$307	$739	$1
Selling, general, and administrative expenses	10,269	11,211	6,397
Total operating expenses	10,269	11,211	6,397
Loss from operations	(9,962)	(10,472)	(6,396)
Interest (expense) income, net	(36)	—	26
Tax receivable agreement liability adjustment	(87)	(152)	—
Equity in net income of subsidiaries	13,674	24,525	17,432
Income before income taxes	3,589	13,901	11,062
Income tax (benefit) expense	(372)	2,176	3,599
Net income	$3,961	$11,725	$7,463

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$3,961	$11,725	$7,463
Other comprehensive income:
Foreign currency translation gain (loss), net of tax effect of $(274), $(282) and $51 for the years ended December 31, 2020, 2019 and 2018, respectively	927	958	(973)
Comprehensive income attributable to Funko, Inc.	$4,888	$12,683	$6,490

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,
	2020	2019
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$34,568	$336
Income tax receivable	294	3,816
Total current assets	34,862	4,152

Intercompany receivable	117,995	144,102
Deferred tax asset	54,734	57,547
Investment in subsidiaries	97,523	85,916
Total assets	$305,114	$291,717
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of liabilities under tax receivable agreement	2,020	4,262
Accrued expenses and other current liabilities	40	—
Total current liabilities	2,060	4,262

Liabilities under tax receivable agreement, net of current portion	60,297	61,554
Other long-term liabilities	490	490

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 35,657 shares and 34,918 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	3
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 14,040 shares and 14,515 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in-capital	216,141	204,174
Accumulated other comprehensive income	1,718	791
Retained earnings	24,403	20,442
Total stockholders' equity	242,267	225,411
Total liabilities and stockholders' equity	$305,114	$291,717

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Operating Activities
Net income	$3,961	$11,725	$7,463
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(13,674)	(24,525)	(17,432)
Equity-based compensation	10,007	10,827	6,366
Deferred tax expense (benefit)	2,792	(2,518)	(873)
Tax receivable liability adjustment	87	152	—
Changes in operating assets and liabilities:
Income tax receivable	3,521	(3,816)	—
Due from related parties, net	26,007	(19,182)	(5,040)
Prepaid expenses and other assets	—	(2,336)	—
Income taxes payable	—	(3,497)	2,495
Accrued expenses and other liabilities	304	1,985	547
Net cash provided by (used in) operating activities	33,005	(31,185)	(6,474)

Financing Activities
Tax distribution received from FAH, LLC	5,825	29,502	6,495
Tax receivable agreement payments	(4,639)	(173)	—
Proceeds from exercise of equity-based options	41	2,148	23
Net cash provided by financing activities	1,227	31,477	6,518

Net increase in cash and cash equivalents	34,232	292	44
Cash and cash equivalents at beginning of period	336	44	—
Cash and cash equivalents at end of period	$34,568	$336	$44

Supplemental Cash Flow Information
Income tax payments	$2,116	$11,969	$1,430
Establishment of liabilities under tax receivable agreement	1,000	59,045	6,771
Issuance of equity instruments for acquisitions	—	2,221	—

See accompanying Notes to Condensed Financial Information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
December 31, 2020

1. Organization
Funko, Inc. (the “Parent Company”) was formed on April 21, 2017 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in FAH, LLC, and certain deferred tax assets. The Parent Company also had three wholly owned subsidiaries with direct ownership interest in FAH, LLC until the subsidiaries were dissolved and liquidated on June 30, 2020.
The Parent Company's cash inflows are primarily from distributions and other transfers from FAH, LLC. The amounts available to the Parent Company to fulfill cash commitments are subject to certain restrictions in FAH, LLC’s Credit Facilities. See Note 10 to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K.
2. Basis of Presentation
These condensed Parent Company financial statements should be read in conjunction with the consolidated financial statements of Funko, Inc. and its subsidiaries and the accompanying notes thereto, included in this Form 10-K. For purposes of this condensed financial information, the Parent Company's interest in FAH, LLC is recorded based upon its proportionate share of FAH, LLC's net assets (similar to presenting them on the equity method).
The Parent Company is the sole managing member of FAH, LLC, and pursuant to the Amended and Restated LLC Agreement of FAH, LLC (the “LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized.
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2020, 2019, and 2018, the full amounts of intercompany revenue and equity in net income of subsidiaries in the Parent Company Statements of Operations were eliminated in consolidation. An intercompany receivable was owed to the Parent Company by FAH, LLC of $118.0 million and $144.1 million as of December 31, 2020 and 2019, respectively. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $62.3 million and $65.8 million as of December 31, 2020 and 2019, respectively.
3. Commitments and Contingencies
The Parent Company is party to a tax receivable agreement with certain holders of common units in FAH, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for more information regarding the Parent Company's tax receivable agreement. As described in Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in the Form 10-K, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Funko, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2020 and 2019, liabilities under the tax receivable agreement totaled $62.3 million and $65.8 million, respectively.
See Note 14 to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for information regarding pending and threatened litigation. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of December 31, 2020, that our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”)), were effective at the reasonable assurance level as of December 31, 2020.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".
Changes in Internal Control Over Financial Reporting
In the course of completing our assessment of internal control over financial reporting as of December 31, 2019, management identified a material weakness in internal control over financial reporting related to the Company's absence of controls to ensure the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs at our Loungefly subsidiary. In 2019 and 2020, the Company implemented a number of remediation efforts to address the material weakness and to improve and strengthen our internal controls including the following:
•Identified key stakeholders within the Company, both within the Loungefly subsidiary and overall global operations.
•Formalized a Customs Policy and created Customs procedures specific to the review of custom entry forms.
•Hired additional Compliance personnel and expanded the resources in the functional areas that support and monitor our global import functions.
•Implemented expanded on-the-job training focused on the design and function of our control procedures, and employed dedicated compliance personnel to drive the design, maintenance and optimization of our control framework, including monitoring activities.

During the fourth quarter of 2020, we completed our evaluation of internal control over financial reporting and determined that controls and procedures over the affected Customs reporting were designed, implemented and tested to be operating effectively. Management has therefore concluded that the previously reported material weakness in internal control over financial reporting related to the completeness and accuracy of the information used in the calculation of duties payable to U.S. Customs had been remediated as of December 31, 2020.
Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is publicly available on our Internet website at www.funko.com. We intend to satisfy the disclosure required by law or Nasdaq Stock Market listing standards regarding any amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at www.funko.com.
Executive Officers and Directors
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers and Board of Directors,” and will also appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2020)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders			2,978,048	(1)
Stock Options	2,904,979	$13.05	—
Restricted Stock Units	1,868,427	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,773,406	$13.05	2,978,048
(1)Includes 686,263 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan and 2,291,785 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan will increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our Board of Directors.
Other
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1. Financial Statements
The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule I: Condensed Financial Information of Registrant
All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-220856	4.1	10/23/2017
4.2	Description of Securities	10-K	001-38274	4.2	3/5/2020
10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.	10-K	001-38274	10.1	3/19/2018
10.2 †	Form of Option Agreement Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan. Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/2017
10.3 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/2018
10.6 †	Employment Agreement, dated October 30, 2015, by and between Funko, LLC and Brian Mariotti.	S-1	333-220856	10.18	10/6/2017
10.7 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Tracy Daw.	10-K	001-38274	10.10	3/19/2018
10.8 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Andrew Perlmutter.	10-K	001-38274	10.13	3/19/2018
10.9 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.11 †	Funko, Inc. Non-Employee Director Compensation Policy.	10-K	001-38274	10.16	3/6/2019
10.12	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.13	Stockholders Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, and Brian Mariotti.	10-K	001-38274	10.26	3/19/2018
10.14	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.15	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.16	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/2018
10.17	Credit Agreement dated October 22, 2018, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent and Collateral Agent, and each other financial institution from time to time party thereto	8-K	001-38274	10.1	10/25/2018
10.18	First Amendment to Credit Agreement, dated February 11, 2019, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC, PNC Bank, National Association, as Administrative Agent, Collateral Agent and L/C Issuer.	10-K	001-38274	10.33	3/6/2019
10.19	Amendment No. 2, dated as of September 23, 2019, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC, Funko Games, LLC, PNC Bank, National Association, as administrative agent and collateral agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/24/2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.20	Amendment No. 3 dated as of May 5, 2020, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC, Funko Games, LLC a, and each lender from time to time party thereto	8-K	001-38274	10.1	5/5/2020
10.21†	Amendment to Employment Agreement, dated April 24, 2019, by and between Funko, Inc. and Andrew Perlmutter.	10-Q	001-38274	10.2	5/3/2019
10.22†	Employment Agreement, dated July 22, 2019, between Funko, Inc. and Jennifer Fall Jung.	8-K	001-38274	10.1	7/23/2019
10.23†	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
21.1	List of Subsidiaries	10-K	001-38274	21.1	3/5/2020
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
†    Management contract or compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC.(Registrant)

Date: March 11, 2021	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mariotti	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
Brian Mariotti

/s/ Jennifer Fall Jung	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
Jennifer Fall Jung

/s/ Ken Brotman	Chairman of the Board and Director	March 11, 2021
Ken Brotman

/s/ Gino Dellomo	Director	March 11, 2021
Gino Dellomo

/s/ Charles Denson	Director	March 11, 2021
Charles Denson

/s/ Diane Irvine	Director	March 11, 2021
Diane Irvine

/s/ Adam Kriger	Director	March 11, 2021
Adam Kriger

/s/ Sarah Kirshbaum Levy	Director	March 11, 2021
Sarah Kirshbaum Levy

/s/ Michael Lunsford	Director	March 11, 2021
Michael Lunsford