Form 10-Q
period 2021-03-31
Funko, Inc.
filed 2021-05-06
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2021, the registrant had 37,512,021 shares of Class A common stock, $0.0001 par value per share, and 12,529,497 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include, but are not limited to, the following:
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

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net sales	$189,177	$136,700
Cost of sales (exclusive of depreciation and amortization shown separately below)	110,853	81,417
Selling, general, and administrative expenses	51,267	47,313
Depreciation and amortization	10,262	10,989
Total operating expenses	172,382	139,719
Income (loss) from operations	16,795	(3,019)
Interest expense, net	2,237	2,655
Other expense, net	1,179	914
Income (loss) before income taxes	13,379	(6,588)
Income tax expense (benefit)	2,293	(856)
Net income (loss)	11,086	(5,732)
Less: net income (loss) attributable to non-controlling interests	4,572	(1,606)
Net income (loss) attributable to Funko, Inc.	$6,514	$(4,126)
Earnings (loss) per share of Class A common stock:
Basic	$0.18	$(0.12)
Diluted	$0.17	$(0.12)
Weighted average shares of Class A common stock outstanding:
Basic	36,194	34,944
Diluted	37,839	34,944
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income (loss)	$11,086	$(5,732)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $(75) and $458 for the three months ended March 31, 2021 and 2020, respectively	423	(2,498)
Comprehensive income (loss)	11,509	(8,230)
Less: Comprehensive income (loss) attributable to non-controlling interests	4,724	(2,528)
Comprehensive income (loss) attributable to Funko, Inc.	$6,785	$(5,702)
See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$74,697	$52,255
Accounts receivable, net	114,655	131,837
Inventory	61,934	59,773
Prepaid expenses and other current assets	15,658	15,486
Total current assets	266,944	259,351
Property and equipment, net	53,868	56,141
Operating lease right-of-use assets	56,774	58,079
Goodwill	126,801	125,061
Intangible assets, net	201,757	205,541
Deferred tax asset	58,384	54,682
Other assets	4,670	4,735
Total assets	$769,198	$763,590
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount	$14,666	$10,758
Current portion of operating lease liabilities	14,636	13,840
Accounts payable	31,706	29,199
Income taxes payable	2,217	425
Accrued royalties	33,906	40,525
Accrued expenses and other current liabilities	41,451	43,949
Total current liabilities	138,582	138,696
Long-term debt, net of unamortized discount	168,371	180,012
Operating lease liabilities, net of current portion	55,736	57,512
Deferred tax liability	788	780
Liabilities under tax receivable agreement, net of current portion	67,713	60,297
Other long-term liabilities	4,909	3,848

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 36,836 and 35,657 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 13,040 and 14,040 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	222,902	216,141
Accumulated other comprehensive income	1,989	1,718
Retained earnings	30,917	24,403
Total stockholders’ equity attributable to Funko, Inc.	255,813	242,267
Non-controlling interests	77,286	80,178
Total stockholders’ equity	333,099	322,445
Total liabilities and stockholders’ equity	$769,198	$763,590
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating Activities
Net income (loss)	$11,086	$(5,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	10,586	11,937
Equity-based compensation	2,690	2,413
Amortization of debt issuance costs and debt discounts	322	317
Other	805	851
Changes in operating assets and liabilities:
Accounts receivable, net	17,521	43,760
Inventory	(1,952)	7,312
Prepaid expenses and other assets	1,610	6,437
Accounts payable	2,483	(12,923)
Income taxes payable	1,789	(491)
Accrued royalties	(6,619)	(14,209)
Accrued expenses and other liabilities	(2,856)	(2,720)
Net cash provided by operating activities	37,465	36,952

Investing Activities
Purchases of property and equipment	(3,884)	(4,961)
Other	199	—
Net cash used in investing activities	(3,685)	(4,961)

Financing Activities
Borrowings on line of credit	—	28,267
Payments on line of credit	—	(25,281)
Payments of long-term debt	(7,982)	(2,938)
Distributions to continuing equity owners	(2,445)	(2,675)
Payments under tax receivable agreement	(6)	(166)
Proceeds from exercise of equity-based options	33	41
Net cash used in financing activities	(10,400)	(2,752)

Effect of exchange rates on cash and cash equivalents	(938)	945

Net increase in cash and cash equivalents	22,442	30,184
Cash and cash equivalents at beginning of period	52,255	25,229
Cash and cash equivalents at end of period	$74,697	$55,413
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
Reorganization transactions occurring at the time of our IPO resulted in Funko, Inc. being the sole managing member of FAH, LLC. As the sole managing member of FAH, LLC, Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its unaudited condensed consolidated financial statements representing the common units of FAH, LLC interests still held by other owners of FAH, LLC (collectively, the “Continuing Equity Owners”).
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2021, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 11, 2021.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2020.

3. Acquisitions
TokenWave LLC. On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represents an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of operations from the acquisition date to March 31, 2021 was not material.
4. Fair Value Measurements
The Company’s financial instruments, other than those discussed below, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Cash equivalents. As of March 31, 2021, cash equivalents included $39.8 million of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at March 31, 2021 and December 31, 2020, was approximately $185.9 million and $193.9 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2021 and December 31, 2020, were $183.0 million and $190.8 million, respectively.
5. Debt
Debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Term Loan Facility	$185,893	$193,875
Debt issuance costs	(2,856)	(3,105)
Total term debt	183,037	190,770
Less: current portion	14,666	10,758
Long-term debt, net	$168,371	$180,012

Credit Facilities
On October 22, 2018, the Company entered into a credit agreement (as amended, the “Credit Agreement”) providing for a term loan facility in the amount of $235.0 million (the “Term Loan Facility”) and a revolving credit facility of $50.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). On February 11, 2019, the Company amended the Credit Agreement to increase the Revolving Credit Facility to $75.0 million. On September 23, 2019, the Company entered into a second amendment to the Credit Agreement, which extended the maturity date of the Term Loan Facility and the Revolving Credit Facility under the Credit Facilities to September 23, 2024 (the “Maturity Date”), reduced the interest margin applicable to all loans under the Credit Agreement by 0.75% and reduced certain fees incurred under the Credit Agreement. The second amendment also allows the Company to request an additional $25.0 million increase to the Term Loan Facility.
On May 5, 2020 the Company entered into a third amendment to the Credit Agreement, which modified the financial covenants and adjusted the required leverage levels for the Leverage Ratio (as defined in the Credit Agreement) to provide the Company with additional flexibility.
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
As amended, loans under the Credit Facilities bear interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate is subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period.
The Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all of the covenants in its Credit Agreement, as amended.
At March 31, 2021 and December 31, 2020, the Company had $185.9 million and $193.9 million of borrowings outstanding under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, respectively. At both March 31, 2021 and December 31, 2020, the Company had $75.0 million available under the Revolving Credit Facility.
There were no outstanding letters of credit as of March 31, 2021 and December 31, 2020.
6. Liabilities under Tax Receivable Agreement
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

During the three months ended March 31, 2021 and 2020, the Company acquired 1.2 million and a nominal amount, respectively of common units of FAH, LLC. As a result of these exchanges, during the three months ended March 31, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $3.8 million.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three months ended March 31, (in thousands):

	2021	2020
Beginning Balance	$62,317	$65,816
Additional liabilities for exchanges	5,973	4
Payments under tax receivable agreement	(6)	(166)
Ending balance	$68,284	$65,654
As of March 31, 2021, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $68.3 million, of which $0.6 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2020, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $62.3 million, of which $2.0 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
7. Commitments and Contingencies
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
Debt
The Company has entered into a Credit Agreement which includes a Term Loan Facility and a Revolving Credit Facility. See Note 5, Debt.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in its earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 25, 2020, the Dachev action was voluntarily dismissed. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021, and the Company expects briefing on the motions to dismiss that complaint to conclude in July 2021.
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

Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, ACON, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”), the underwriters of its IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020 and their opening brief on February 12, 2021. The Company expects briefing on the appeal to conclude mid-2021.
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
The complaints in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
Finally, on December 8, 2020 and February 3, 2021, two purported stockholders of the Company filed complaints against the Company in the Court of Chancery of the State of Delaware to compel inspection of books and records pursuant to 8 Del. C. § 220. Those actions are captioned Silverberg v. Funko, Inc. and De La Combe v. Funko, Inc. On April 21, 2021, the De La Combe action was voluntarily dismissed. The Silverberg action remains pending.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.

8. Segments
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment.
The following tables present summarized product information as a percent of sales:

	Three Months Ended March 31,
	2021	2020
Figures	79.6%	81.4%
Other	20.4%	18.6%

	Three Months Ended March 31,
	2021	2020
Pop! Branded Products	79.5%	82.7%
Loungefly Branded Products	13.0%	9.9%
Other	7.5%	7.4%

The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales:
United States	$136,521	$98,509
Europe	39,765	25,578
Other International	12,891	12,613
Total net sales	$189,177	$136,700

	March 31, 2021	December 31, 2020
Long-term assets:
United States	$70,364	$72,813
Vietnam and China	15,284	16,144
United Kingdom	29,664	29,998
Total long-lived assets	$115,312	$118,955

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
The Company recorded $2.3 million of income tax expense and $0.9 million of income tax benefit for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate for the three months ended March 31, 2021 was 17.1%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

10. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Class A common stock
Beginning balance	$4	$3
Shares issued	—	—
Ending balance	$4	$3
Class B common stock
Beginning balance	$1	$1
Redemption of common units of FAH, LLC	—	—
Ending balance	$1	$1
Additional paid-in capital
Beginning balance	$216,141	$204,174
Equity-based compensation	2,690	2,413
Shares issued for equity-based compensation awards	33	45
Shares withheld related to net share settlement of equity-based compensation awards	—	(98)
Other	200	—
Redemption of common units of FAH, LLC	6,032	37
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(2,194)	(1)
Ending balance	$222,902	$206,570
Accumulated other comprehensive (loss) income
Beginning balance	$1,718	$791
Foreign currency translation gain (loss), net of tax	271	(1,576)
Ending balance	$1,989	$(785)
Retained earnings
Beginning balance	$24,403	$20,442
Net income (loss) attributable to Funko, Inc.	6,514	(4,126)
Ending balance	$30,917	$16,316
Non-controlling interests
Beginning balance	$80,178	$79,733
Distributions to Continuing Equity Owners	(2,445)	(2,675)
Other	861	—
Redemption of common units of FAH, LLC	(6,032)	(37)
Foreign currency translation gain (loss), net of tax	152	(922)
Net income (loss) attributable to non-controlling interests	4,572	(1,606)
Ending balance	$77,286	$74,493
Total stockholders’ equity	$333,099	$296,598

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Class A common shares outstanding
Beginning balance	35,657	34,918
Shares issued for equity-based compensation awards	17	27
Redemption of common units of FAH, LLC	1,162	8
Ending balance	36,836	34,953
Class B common shares outstanding
Beginning balance	14,040	14,515
Redemption of common units of FAH, LLC	(1,000)	—
Ending balance	13,040	14,515
Total Class A and Class B common shares outstanding	49,876	49,468

11. Non-controlling interests
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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2021 and December 31, 2020, Funko, Inc. owned 36.8 million and 35.7 million of FAH, LLC common units, respectively, representing a 71.8% and 69.5% economic ownership interest in FAH, LLC, respectively.
Net income (loss) and comprehensive income (loss) of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income (loss) and comprehensive income (loss) of FAH, LLC for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Funko, Inc.
Equity-based compensation	$2,690	$2,367
Income tax expense (benefit)	$1,825	$(1,180)

12. Earnings (loss) per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$11,086	$(5,732)
Less: net income (loss) attributable to non-controlling interests	4,572	(1,606)
Net income (loss) attributable to Funko, Inc. — basic and diluted	$6,514	$(4,126)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	36,193,572	34,943,875
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	227,323	—
Add: Dilutive Funko, Inc. equity compensation awards	1,418,146	—
Weighted-average shares of Class A common stock outstanding — diluted	37,839,041	34,943,875
Earnings (loss) per share of Class A common stock — basic	$0.18	$(0.12)
Earnings (loss) per share of Class A common stock — diluted	$0.17	$(0.12)

For the three months ended March 31, 2021 and 2020, an aggregate of 16.3 million and 20.1 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2021 and 2020, anti-dilutive securities included 15.1 million and 15.9 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
◦“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: (1) following the consummation of the Transactions, to Funko, Inc., and unless otherwise stated, all of its direct and indirect subsidiaries, including FAH, LLC and (2) prior to the completion of the Transactions, to FAH, LLC and, unless otherwise stated, all of its subsidiaries.
◦“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including any such fund or entity formed to hold shares of Class A common stock for the Former Equity Owners).
◦“Continuing Equity Owners” refers collectively to ACON, Fundamental, the Former Profits Interests Holders, certain former warrant holders and certain current and former executive officers, employees and directors and each of their permitted transferees that owned common units in FAH, LLC after the Transactions and who may redeem at each of their options (subject in certain circumstances to time-based vesting requirements) their common units for, at our election, cash or newly-issued shares of Funko, Inc.'s Class A common stock.
◦“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C.
◦“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement, as amended from time to time.
◦“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc. Class A common stock (to be held by them either directly or indirectly) in connection with the consummation of the Transactions.
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
COVID-19
The novel coronavirus (“COVID-19”) pandemic has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.
As a result of the pandemic, we have experienced weakened demand for our products, which has had a negative impact on our net sales and liquidity in recent periods. Many customers deferred or significantly reduced orders of our product as a result of government-mandated closures and limitations on in-store occupancy. We also have experienced key account closures, which drove strategic decisions to shift the timing of new product delivery to preserve demand.
We are continually monitoring our suppliers and manufacturers of our products. In 2020, we faced delays or difficulty sourcing products, in response to which we shifted a greater amount of our production from China to Vietnam.
Given these factors, we believe that the greatest impact from the COVID-19 pandemic occurred in the second quarter of 2020 during which we experienced a significant net sales decline as compared to the second quarter of 2019. If a significant surge in COVID-19 cases occurs, and is accompanied by additional closures or a significant halt in reopenings, the remainder of 2021 could potentially be impacted.
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

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Net sales	$189,177	$136,700
Net income (loss)	$11,086	$(5,732)
EBITDA (1)	$25,878	$7,056
Adjusted EBITDA (1)	$29,772	$10,596
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

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth information comparing the components of net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period over Period Change
	2021	2020	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$189,177	$136,700	$52,477	38.4%
Cost of sales (exclusive of depreciation and amortization shown separately below)	110,853	81,417	29,436	36.2%
Selling, general, and administrative expenses	51,267	47,313	3,954	8.4%
Depreciation and amortization	10,262	10,989	(727)	(6.6)%
Total operating expenses	172,382	139,719	32,663	23.4%
Income (loss) from operations	16,795	(3,019)	19,814	nm
Interest expense, net	2,237	2,655	(418)	(15.7)%
Other expense, net	1,179	914	265	29.0%
Income (loss) before income taxes	13,379	(6,588)	19,967	nm
Income tax expense (benefit)	2,293	(856)	3,149	nm
Net income (loss)	11,086	(5,732)	16,818	nm
Less: net income (loss) attributable to non-controlling interests	4,572	(1,606)	6,178	nm
Net income (loss) attributable to Funko, Inc.	$6,514	$(4,126)	$10,640	nm
Net Sales
Net sales were $189.2 million for the three months ended March 31, 2021, an increase of 38.4%, compared to $136.7 million for the three months ended March 31, 2020. The increase in net sales was due primarily to increased sales to specialty retailer and direct-to-consumer customers for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. While in-store occupancy continues to be limited in many of our sales markets and in-person events such as New York Toy Fair have been postponed or canceled, traditional selling models have pivoted to online sales and virtual fan engagement.
For the three months ended March 31, 2021, the number of active properties increased 11.9% to 762 as compared to 681 for the three months ended March 31, 2020, and the average net sales per active property increased 23.7% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.

On a geographical basis, net sales in the United States increased 38.6% to $136.5 million in the three months ended March 31, 2021 as compared to $98.5 million in the three months ended March 31, 2020. Net sales in Europe increased 55.5% to $39.8 million in the three months ended March 31, 2021 as compared to $25.6 million in the three months ended March 31, 2020 and net sales internationally increased 2.2% to $12.9 million in the three months ended March 31, 2021 as compared to $12.6 million in the three months ended March 31, 2020.
On a product category basis, net sales of figures increased 35.4% to $150.6 million in the three months ended March 31, 2021 as compared to $111.3 million in the three months ended March 31, 2020, and net sales of other products increased 51.6% to $38.5 million in the three months ended March 31, 2021 as compared to $25.4 million in the three months ended March 31, 2020.
On a branded product basis, net sales of Pop! branded products increased 33.0% to $150.3 million in the three months ended March 31, 2021 as compared to $113.1 million in the three months ended March 31, 2020, Loungefly branded products increased 82.0% to $24.5 million in the three months ended March 31, 2021 as compared to $13.5 million in the three months ended March 31, 2020 and net sales of other branded products increased 40.8% to $14.3 million in the three months ended March 31, 2021 as compared to $10.1 million in the three months ended March 31, 2020.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $110.9 million for the three months ended March 31, 2021, an increase of 36.2%, compared to $81.4 million for the three months ended March 31, 2020. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 41.4% for the three months ended March 31, 2021, compared to 40.4% for the three months ended March 31, 2020. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was driven primarily by improved product margins offset by an increase in shipping and freight costs as a percentage of net sales during the three months ended March 31, 2021 due to global supply chain capacity constraints driving increased freight costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $51.3 million for the three months ended March 31, 2021, an increase of 8.4%, compared to $47.3 million for the three months ended March 31, 2020. The increase was driven primarily by a $3.8 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $0.7 million increase in advertising and marketing costs and $0.6 million increase in administrative costs. These costs were partially offset by a decrease of $1.0 million in warehouse and office support and $0.6 million in travel and entertainment costs. Selling, general and administrative expenses were 27.1% and 34.6% of net sales for the three months ended March 31, 2021 and 2020, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $10.3 million for the three months ended March 31, 2021, a decrease of 6.6%, compared to $11.0 million for the three months ended March 31, 2020, primarily related to the type and timing of assets placed in service.

Interest Expense, Net
Interest expense, net was $2.2 million for the three months ended March 31, 2021, a decrease of 15.7%, compared to $2.7 million for the three months ended March 31, 2020. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Other expense, net
Other expense, net was $1.2 million and $0.9 million for the three months ended March 31, 2021 and 2019, respectively. Other expense, net for the three months ended March 31, 2021 and 2020 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense (benefit)
Income tax expense was $2.3 million and income tax benefit was $0.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase for the three months ended March 31, 2021 from March 31, 2020 was primarily related to an increase in income before income taxes.
Net income (loss)
Net income was $11.1 million for the three months ended March 31, 2021, compared to net loss of $5.7 million for the three months ended March 31, 2020. The increase in net income was primarily due to the increase in net sales, partially offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, foreign currency transaction losses and other unusual or one-time items. We define Adjusted Net Income (Loss) as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, foreign currency transaction losses and other unusual or one-time items, and the income tax expense effect of these adjustments. We define Adjusted Earnings (Loss) per Diluted Share as Adjusted Net Income (Loss) divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, foreign currency transaction losses and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$6,514	$(4,126)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	4,572	(1,606)
Equity-based compensation (2)	2,690	2,413
Certain severance, relocation and related costs (3)	25	213
Foreign currency transaction loss (4)	1,179	914
Income tax expense (5)	(2,025)	(94)
Adjusted net income (loss)	$12,955	$(2,286)
Weighted-average shares of Class A common stock outstanding-basic	36,194	34,944
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	16,765	15,927
Adjusted weighted-average shares of Class A stock outstanding - diluted	52,959	50,871
Adjusted earnings (loss) per diluted share	$0.24	$(0.04)

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Net income (loss)	$11,086	$(5,732)
Interest expense, net	2,237	2,655
Income tax expense (benefit)	2,293	(856)
Depreciation and amortization	10,262	10,989
EBITDA	$25,878	$7,056
Adjustments:
Equity-based compensation (2)	2,690	2,413
Certain severance, relocation and related costs (3)	25	213
Foreign currency transaction loss (4)	1,179	914
Adjusted EBITDA	$29,772	$10,596
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
(3)For the three months ended March 31, 2021, represents severance, relocation and related costs associated with residual payment of global workforce reduction implemented in response to the COVID-19 pandemic. For the three months ended March 31, 2020, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom.
(4)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(5)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented.

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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our long-term future needs beyond the next 12 months, particularly in light of the ongoing nature of the COVID-19 pandemic and its continuing impact on the global economy and consumer demand. In addition to the flexibility provided by the Third Amendment (as defined below), we are currently evaluating additional options to improve our liquidity, such as the issuance of additional unsecured and secured debt, equity securities and equity-linked securities. There can be no assurance as to the timing of any such issuance, which may be in the near term, and any such financing may be material in nature and could result in significant additional borrowings or issuances of equity or equity-linked securities. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted, which may be significant. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$37,465	$36,952
Net cash used in investing activities	(3,685)	(4,961)
Net cash used in financing activities	(10,400)	(2,752)
Effect of exchange rates on cash and cash equivalents	(938)	945
Net increase in cash and cash equivalents	$22,442	$30,184
Operating Activities. Net cash provided by operating activities was $37.5 million for the three months ended March 31, 2021, compared to $37.0 million for the three months ended March 31, 2020. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.

The increase for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the increase in net income, excluding non-cash adjustments, of $15.7 million. Partially offsetting the increase in net income was an decrease related to changes in working capital that decreased net cash provided by operating activities by $15.2 million and was primarily due to decreases in accounts receivable, net of $26.2 million, inventory of $9.3 million and prepaid expenses and other assets of $4.8 million, partially offset by a decrease in accounts payable of $15.4 million and accrued royalties of $7.6 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the three months ended March 31, 2021, net cash used in investing activities was $3.7 million and was primarily related to purchases of tooling and molds used in production our product lines. For the three months ended March 31, 2020, net cash used in investing activities was $5.0 million and was primarily related to purchases of tooling and molds used in production our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the three months ended March 31, 2021, net cash used in financing activities was $10.4 million, primarily related to payments on the Term Loan Facility of $8.0 million, and distributions to the Continuing Equity Owners of $2.4 million. For the three months ended March 31, 2020, net cash used in financing activities was $2.8 million, primarily related to payments on the Term Loan Facility of $2.9 million and distributions to the Continuing Equity Owners of $2.7 million, partially offset by net borrowings on the Revolving Credit Facility of $3.0 million.
Credit Facilities
On October 22, 2018, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC and Loungefly, LLC (each, a “Borrower” and collectively, the “Borrowers”), entered into a new Credit Agreement by and among each Borrower, certain financial institutions party thereto and PNC Bank, National Association, as administrative agent and collateral agent, providing for a Term Loan Facility in the amount of $235.0 million and a Revolving Credit Facility of $50.0 million. Proceeds from the Credit Facilities were primarily used to repay our prior senior secured credit facilities.
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
On May 5, 2020, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment”), which modified financial covenants and adjusted the required leverage levels for the Leverage Ratio to provide the Company with additional flexibility.

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
The Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions, guarantee repayment of the Credit Facilities. The Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility (“Original Principal Amount”) in the first and second years of the Term Loan Facility, 10.00% of the Original Principal Amount in the third and fourth years of the Term Loan Facility and 12.50% of the Original Principal Amount in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. As of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
As amended, loans under the Credit Facilities, at the Borrowers’ option, bear interest at either the Euro-Rate (as defined in the Credit Agreement) or, in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate is subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments are due at the end of each applicable interest period.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending March 31, 2021 are 3.50:1.00 and 1.25:1.00, respectively.
As of March 31, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement, as amended. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement.
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
As of March 31, 2021, we had $183.0 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $2.9 million) and no outstanding borrowings under our Revolving Credit Facility, leaving $75.0 million available under our Revolving Credit Facility.
Form S-3 Registration Statement
On April 19, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 27,884,185 shares of Class A common stock in one or more offerings.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Future Sources and Uses of Liquidity
As of March 31, 2021, we had $74.7 million of cash and cash equivalents and $128.4 million of working capital, compared with $52.3 million of cash and cash equivalents and $120.7 million of working capital as of December 31, 2020. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our Credit Facilities, see “Credit Facilities” above and Note 5, Debt.
In addition, as described above, on April 19, 2019, we filed a preliminary shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on September 16, 2019. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
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
Contractual Obligations
There were no material changes in our commitments during the three months ended March 31, 2021 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 outside the course of normal business.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to revenue recognition and sales allowances, royalties, inventory, goodwill and intangible assets, and income taxes. Changes to these policies and estimates could have a material adverse effect on our results of operations and financial condition.
There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. In the first quarter of 2021 we entered into additional short-term foreign currency forward exchange contracts to economically hedge our exposure to foreign currency risk. The unrealized gain (loss) and realized gain (loss) was not material for the short-term foreign currency forward exchanges. There have been no other material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of March 31, 2021, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 7 “Commitments and Contingencies - Legal Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of material legal proceedings.

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
As a result of the COVID-19 pandemic, we have experienced, weakened demand for our products, which has had a negative impact on our net sales and liquidity in recent periods. Beginning at the end of the first quarter of 2020 and continuing through the remainder of 2020 and first quarter 2021, many of our retail customers temporarily reduced orders for our products and, at times, were unable to sell our products in their stores due to government-mandated closures. While some of these closures have been lifted, due to the surge of cases in certain areas we expect to see additional closures, stores that reopened to close back down and/or delays in planned reopenings in those areas. For example, certain regions in Europe implemented new restrictions and closures during the fourth quarter of 2020 and first quarter of 2021 in response to increased rates of infection. We expect these trends to continue until infection rates are significantly reduced. In addition, the pandemic has reduced foot traffic in the stores that remain open where our products are sold. At the end of the second quarter of 2020 and through the third quarter of 2020 we began seeing a number of our key accounts reopening and remain open through the quarter ended March 31, 2021. There can be no guarantees that this demand will be preserved.
In addition, during 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. If such supplier and manufacturer challenges recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.

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
Our net sales and profitability have generally grown rapidly in the last several years; however, this should not be considered indicative of our future performance. In the three months ended March 31, 2021, our net sales increased 38.4% compared to our net sales in the three months ended March 31, 2020. Our future growth, profitability and cash flows depend upon our ability to successfully execute our business strategy, which is dependent upon a number of factors, including our ability to:
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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 71% and 75% of our sales for the three months ended March 31, 2021 and 2020, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 42% and 40% of our sales for the three months ended March 31, 2021 and 2020, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of March 31, 2021, we had a reserve of $9.1 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 43% and 46% of our sales for the three months ended March 31, 2021 and 2020, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 832 as of March 31, 2021. We also have multiple distribution centers in the U.S. and the United Kingdom. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the three months ended March 31, 2021 and 2020, our gross margins (exclusive of depreciation and amortization) were 41.4% and 40.4%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 80% and 83% of our sales for the three months ended March 31, 2021 and 2020, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the three months ended March 31, 2021 and December 31, 2020, we recorded reserves of $0.5 million and $1.0 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of March 31, 2021, we owned approximately 89 registered U.S. trademarks, 222 registered international trademarks, 37 pending U.S. trademark applications and 37 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Bath, England; Burbank, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in 2020, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 28% of our sales for both the three months ended March 31, 2021 and 2020, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of our 2017 acquisition of Underground Toys and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and ratified an agreement on the future trading relationship between the parties (the “UK-EU Trade and Cooperation Agreement” or “TCA”) in December 2020, relating to the future trading relationship between the parties. The TCA was approved by the European Parliament and the Council of the European Union on April 27, 2021. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about whether the relationship will differ materially from the terms before withdrawal.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of March 31, 2021. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 25, 2020, the Dachev action was voluntarily dismissed. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021, and we expect briefing on the motions to dismiss that complaint to conclude in July 2021.
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

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020 and their opening brief on February 12, 2021. We expect briefing on the appeal to conclude mid-2021.
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
Finally, on December 8, 2020 and February 3, 2021, two purported stockholders of the Company filed complaints against us in the Court of Chancery of the State of Delaware to compel inspection of books and records pursuant to 8 Del. C. § 220. Those actions are captioned Silverberg v. Funko, Inc. and De La Combe v. Funko, Inc. On April 21, 2021, the De La Combe action was voluntarily dismissed. The Silverberg action remains pending.
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
Acquisitions have been a component of our growth and the development of our business and are likely to continue to be in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, expand our distribution capabilities and allow us to build additional capabilities and competencies. For example, in the first quarter of 2021, we acquired a majority interest in TokenWave LLC, the developer of a mobile application for tracking and displaying non-fungible tokens, or NFTs, to accelerate our entry into the digital collectible space. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively distribute our products, market our products, develop our competencies or to grow our business. In particular, the market and consumer demand for NFT and digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our development or launch of NFT or digital collectible products, will be successful.
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
On October 22, 2018, we entered into the Credit Agreement dated October 22, 2018 (as amended, the "Credit Agreement"), providing for a term loan facility in the amount of $235.0 million (the "Term Loan Facility") and a revolving credit facility of $50.0 million (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities") (which was increased to $75.0 million on February 11, 2019). As of March 31, 2021, we had $183.0 million of indebtedness outstanding under our Credit Facilities, consisting of $185.9 million outstanding under our Term Loan Facility (net of unamortized discount of $2.9 million) and no outstanding borrowings under our Revolving Credit Facility.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of May 4, 2021, ACON holds approximately 39.6% of the combined voting power of our common stock through its ownership of 10,934,606 shares of our Class A common stock and 8,882,120 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of May 4, 2021, collectively hold approximately 48.0% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 36,835,973 common units of FAH, LLC as of March 31, 2021, representing approximately 71.8% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
As of May 4, 2021, we had an aggregate of 162,487,979 shares of Class A common stock authorized but unissued, as well as approximately 13,921,403 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2021, 2,712,529 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,101,801 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of March 31, 2021, we had granted 340,400 shares of Class A common stock underlying stock options and 683,776 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 19, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the "Form S-3") with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019. The Form S-3 allows us to sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering which was completed on September 19, 2019, allows certain Original Equity Owners to sell 27,934,185 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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

FUNKO, INC. (Registrant)

Date: May 6, 2021	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)