Form 10-Q
period 2021-06-30
Funko, Inc.
filed 2021-08-05
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2021, the registrant had 39,388,866 shares of Class A common stock, $0.0001 par value per share, and 11,059,486 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, anticipated future expenses and payments, expected leadership transitions and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$236,110	$98,099	$425,287	$234,799
Cost of sales (exclusive of depreciation and amortization shown separately below)	143,756	62,182	254,609	143,599
Selling, general, and administrative expenses	54,875	39,110	106,142	86,423
Depreciation and amortization	10,188	11,071	20,450	22,060
Total operating expenses	208,819	112,363	381,201	252,082
Income (loss) from operations	27,291	(14,264)	44,086	(17,283)
Interest expense, net	1,973	2,691	4,210	5,346
Other (income) expense, net	(208)	(243)	971	671
Income (loss) before income taxes	25,526	(16,712)	38,905	(23,300)
Income tax expense (benefit)	4,582	(1,703)	6,875	(2,559)
Net income (loss)	20,944	(15,009)	32,030	(20,741)
Less: net income (loss) attributable to non-controlling interests	7,131	(4,424)	11,703	(6,030)
Net income (loss) attributable to Funko, Inc.	$13,813	$(10,585)	$20,327	$(14,711)
Earnings (loss) per share of Class A common stock:
Basic	$0.36	$(0.30)	$0.55	$(0.42)
Diluted	$0.34	$(0.30)	$0.52	$(0.42)
Weighted average shares of Class A common stock outstanding:
Basic	37,881	35,033	37,047	34,988
Diluted	40,555	35,033	39,207	34,988
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$20,944	$(15,009)	$32,030	$(20,741)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $96 and $(10) for the three months ended June 30, 2021 and 2020, respectively and $21 and $(468) for the six months ended June 30, 2021 and 2020, respectively	104	(45)	527	(2,543)
Comprehensive income (loss)	21,048	(15,054)	32,557	(23,284)
Less: Comprehensive income (loss) attributable to non-controlling interests	7,176	(4,447)	11,900	(6,975)
Comprehensive income (loss) attributable to Funko, Inc.	$13,872	$(10,607)	$20,657	$(16,309)
See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$95,474	$52,255
Accounts receivable, net	138,855	131,837
Inventory	86,354	59,773
Prepaid expenses and other current assets	18,542	15,486
Total current assets	339,225	259,351
Property and equipment, net	54,000	56,141
Operating lease right-of-use assets	55,062	58,079
Goodwill	126,806	125,061
Intangible assets, net	197,706	205,541
Deferred tax asset	69,250	54,682
Other assets	4,653	4,735
Total assets	$846,702	$763,590
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount	$19,894	$10,758
Current portion of operating lease liabilities	14,646	13,840
Accounts payable	38,523	29,199
Income taxes payable	5,782	425
Accrued royalties	42,056	40,525
Accrued expenses and other current liabilities	74,068	43,949
Total current liabilities	194,969	138,696
Long-term debt, net of unamortized discount	157,498	180,012
Operating lease liabilities, net of current portion	53,030	57,512
Deferred tax liability	788	780
Liabilities under tax receivable agreement, net of current portion	79,929	60,297
Other long-term liabilities	5,090	3,848

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 39,245 and 35,657 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 11,201 and 14,040 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	239,269	216,141
Accumulated other comprehensive income	2,048	1,718
Retained earnings	44,730	24,403
Total stockholders’ equity attributable to Funko, Inc.	286,052	242,267
Non-controlling interests	69,346	80,178
Total stockholders’ equity	355,398	322,445
Total liabilities and stockholders’ equity	$846,702	$763,590
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating Activities
Net income (loss)	$32,030	$(20,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	19,792	23,342
Equity-based compensation	6,211	5,038
Amortization of debt issuance costs and debt discounts	643	655
Other	1,319	695
Changes in operating assets and liabilities:
Accounts receivable, net	(7,169)	54,599
Inventory	(26,383)	218
Prepaid expenses and other assets	2,097	12,267
Accounts payable	8,305	(17,494)
Income taxes payable	5,356	(419)
Accrued royalties	1,531	(15,531)
Accrued expenses and other liabilities	27,699	(10,421)
Net cash provided by operating activities	71,431	32,208

Investing Activities
Purchases of property and equipment	(10,128)	(11,676)
Acquisitions of businesses and related intangible assets, net of cash	(1,001)	—
Net cash used in investing activities	(11,129)	(11,676)

Financing Activities
Borrowings on line of credit	—	28,267
Payments on line of credit	—	(25,281)
Debt issuance costs	—	(569)
Payments of long-term debt	(13,875)	(5,876)
Distributions to continuing equity owners	(6,913)	(2,675)
Payments under tax receivable agreement	(6)	(166)
Proceeds from exercise of equity-based options	3,678	41
Net cash used in financing activities	(17,116)	(6,259)

Effect of exchange rates on cash and cash equivalents	33	1,625

Net increase in cash and cash equivalents	43,219	15,898
Cash and cash equivalents at beginning of period	52,255	25,229
Cash and cash equivalents at end of period	$95,474	$41,127
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

3. Acquisitions
TokenWave LLC. On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represents an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of operations from the acquisition date to June 30, 2021 was not material.
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
Cash equivalents. As of June 30, 2021 and December 31, 2020, cash equivalents included $55.6 million and $34.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at June 30, 2021 and December 31, 2020, was approximately $180.0 million and $193.9 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2021 and December 31, 2020, were $177.4 million and $190.8 million, respectively.
5. Debt
Debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Term Loan Facility	$180,000	$193,875
Debt issuance costs	(2,608)	(3,105)
Total term debt	177,392	190,770
Less: current portion	19,894	10,758
Long-term debt, net	$157,498	$180,012

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
The Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all of the covenants in its Credit Agreement, as amended.
At June 30, 2021 and December 31, 2020, the Company had $180.0 million and $193.9 million of borrowings outstanding under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, respectively. At both June 30, 2021 and December 31, 2020, the Company had $75.0 million available under the Revolving Credit Facility.
There were no outstanding letters of credit as of June 30, 2021 and December 31, 2020.
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

During the three and six months ended June 30, 2021 the Company acquired 2.0 million and 3.2 million, respectively, of common units of FAH, LLC. During the three and six months ended June 30, 2020 the Company acquired 0.5 million of common units of FAH, LLC. As a result of these exchanges, during the three and six months ended June 30, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $10.8 million and $14.5 million, respectively, and $0.4 million for the three and six months ended June 30, 2020.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$68,284	$65,654	$62,317	$65,816
Additional liabilities for exchanges	12,216	952	18,189	956
Payments under tax receivable agreement	—	—	(6)	(166)
Ending balance	$80,500	$66,606	$80,500	$66,606
As of June 30, 2021, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $80.5 million, of which $0.6 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2020, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $62.3 million, of which $2.0 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in its earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 25, 2020, the Dachev action was voluntarily dismissed. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021. On May 7, 2021, all defendants moved to dismiss the amended complaint; briefing on those motions concluded on July 17, 2021. A decision remains pending.

Several shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020 and were subsequently transferred to the United States District Court for the Central District of California. On April 23, 2021, both cases pending under the “Stockholder Derivative Litigation” caption were voluntarily dismissed, without prejudice. On June 11, 2021, an additional derivative action, captioned Silverberg v. Mariotti, et al., was filed in the Court of Chancery of the State of Delaware. In response, on July 8, 2021, the Company moved to stay and dismiss the action. Those motions remain pending. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct.
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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020 and their opening brief on February 12, 2021. Briefing on the appeal concluded on June 1, 2021.
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
Finally, on December 8, 2020 and February 3, 2021, two purported stockholders of the Company filed complaints against the Company in the Court of Chancery of the State of Delaware to compel inspection of books and records pursuant to 8 Del. C. § 220. Those actions are captioned Silverberg v. Funko, Inc. and De La Combe v. Funko, Inc. On April 21, 2021, the De La Combe action was voluntarily dismissed; the Silverberg action was also voluntarily dismissed on April 30, 2021.
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
The following tables present summarized product information as a percent of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Figures	79.3%	78.9%	79.4%	80.4%
Other	20.7%	21.1%	20.6%	19.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pop! Branded Products	78.5%	79.7%	78.9%	81.4%
Loungefly Branded Products	12.5%	13.0%	12.7%	11.2%
Other	9.0%	7.3%	8.4%	7.4%

The following tables present summarized geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
United States	$163,183	$77,904	$299,704	$176,413
Europe	52,045	10,561	91,810	36,139
Other International	20,882	9,634	33,773	22,247
Total net sales	$236,110	$98,099	$425,287	$234,799

	June 30, 2021	December 31, 2020
Long-term assets:
United States	$68,369	$72,813
United Kingdom	28,805	29,998
Vietnam and China	16,541	16,144
Total long-lived assets	$113,715	$118,955

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
The Company recorded $4.6 million of income tax expense and $1.7 million of income tax benefit for the three months ended June 30, 2021 and 2020, respectively, and $6.9 million of income tax expense and $2.6 million of income tax benefit for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 was 17.7%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

10. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Class A common stock
Beginning balance	$4	$3	$4	$3
Shares issued	—	1	—	1
Ending balance	$4	$4	$4	$4
Class B common stock
Beginning balance	$1	$1	$1	$1
Redemption of common units of FAH, LLC	—	—	—	—
Ending balance	$1	$1	$1	$1
Additional paid-in capital
Beginning balance	$222,902	$206,570	$216,141	$204,174
Equity-based compensation	3,521	2,625	6,211	5,038
Shares issued for equity-based compensation awards	3,645	—	3,678	45
Shares withheld related to net share settlement of equity-based compensation awards	—	(3)	—	(101)
Other	—	—	200	—
Redemption of common units of FAH, LLC	10,648	2,078	16,680	2,115
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(1,447)	(535)	(3,641)	(536)
Ending balance	$239,269	$210,735	$239,269	$210,735
Accumulated other comprehensive (loss) income
Beginning balance	$1,989	$(785)	$1,718	$791
Foreign currency translation gain (loss), net of tax	59	(22)	330	(1,598)
Ending balance	$2,048	$(807)	$2,048	$(807)
Retained earnings
Beginning balance	$30,917	$16,316	$24,403	$20,442
Net income (loss) attributable to Funko, Inc.	13,813	(10,585)	20,327	(14,711)
Ending balance	$44,730	$5,731	$44,730	$5,731
Non-controlling interests
Beginning balance	$77,286	$74,493	$80,178	$79,733
Distributions to Continuing Equity Owners	(4,468)	—	(6,913)	(2,675)
Other	—	—	861	—
Redemption of common units of FAH, LLC	(10,648)	(2,078)	(16,680)	(2,115)
Foreign currency translation gain (loss), net of tax	45	(23)	197	(945)
Net income (loss) attributable to non-controlling interests	7,131	(4,424)	11,703	(6,030)
Ending balance	$69,346	$67,968	$69,346	$67,968
Total stockholders’ equity	$355,398	$283,632	$355,398	$283,632

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Class A common shares outstanding
Beginning balance	36,836	34,953	35,657	34,918
Shares issued for equity-based compensation awards	390	37	407	64
Redemption of common units of FAH, LLC	2,019	475	3,181	483
Ending balance	39,245	35,465	39,245	35,465
Class B common shares outstanding
Beginning balance	13,040	14,515	14,040	14,515
Redemption of common units of FAH, LLC	(1,839)	(475)	(2,839)	(475)
Ending balance	11,201	14,040	11,201	14,040
Total Class A and Class B common shares outstanding	50,446	49,505	50,446	49,505

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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2021 and December 31, 2020, Funko, Inc. owned 39.2 million and 35.7 million of FAH, LLC common units, respectively, representing a 75.9% and 69.5% economic ownership interest in FAH, LLC, respectively.
Net income (loss) and comprehensive income (loss) of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income (loss) and comprehensive income (loss) of FAH, LLC for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,521	$2,580	$6,211	$4,947
Income tax expense (benefit)	$3,968	$(2,050)	$5,792	$(3,230)

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$20,944	$(15,009)	$32,030	$(20,741)
Less: net income (loss) attributable to non-controlling interests	7,131	(4,424)	11,703	(6,030)
Net income (loss) attributable to Funko, Inc. — basic and diluted	$13,813	$(10,585)	$20,327	$(14,711)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	37,881,027	35,033,100	37,047,265	34,988,487
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	227,640	—	227,482	—
Add: Dilutive Funko, Inc. equity compensation awards	2,446,208	—	1,932,177	—
Weighted-average shares of Class A common stock outstanding — diluted	40,554,875	35,033,100	39,206,924	34,988,487
Earnings (loss) per share of Class A common stock — basic	$0.36	$(0.30)	$0.55	$(0.42)
Earnings (loss) per share of Class A common stock — diluted	$0.34	$(0.30)	$0.52	$(0.42)

For the three months ended June 30, 2021 and 2020, an aggregate of 15.0 million and 21.0 million, respectively, and for the six months ended June 30, 2021 and 2020, an aggregate of 15.6 million and 21.2 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended June 30, 2021 and 2020, anti-dilutive securities included 13.6 million and 16.0 million, respectively, and for the six months ended June 30, 2021 and 2020, anti-dilutive securities included 14.4 million and 20.0 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
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

Overview
We are a leading pop culture consumer products company. Our business is built on the belief that everyone is a fan of something, and Funko aims to have something for every fan. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, board games, plush and homewares, which we make available at highly accessible price points. We believe we sit at the nexus of pop culture—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
COVID-19
The novel coronavirus (“COVID-19”) pandemic has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease and its variants, and through business and transportation shutdowns and restrictions on people’s movement and congregation.
As a result of the onset of the pandemic, we experienced weakened demand for our products, which had a negative impact on our net sales and liquidity in 2020. Many customers deferred or significantly reduced orders of our product as a result of government-mandated closures and limitations on in-store occupancy. We also had experienced key account closures, which drove strategic decisions to shift the timing of new product delivery to preserve demand.
We are also continually monitoring our suppliers and manufacturers of our products. In 2020, we faced delays or difficulty sourcing products, in response to which we shifted a greater amount of our production from China to Vietnam. Notwithstanding the shift in production to Vietnam, we expect that the cost of shipping containers will increase over historical levels for the remainder of 2021 due to the global pandemic and other issues impacting global supply chains.
We believe that the greatest impact from the COVID-19 pandemic occurred in the second quarter of 2020 during which we experienced a significant net sales decline as compared to the second quarter of 2019. If a significant surge in COVID-19 or variant strain cases occurs, and is accompanied by additional closures or a significant halt in reopenings, the remainder of 2021 could potentially be impacted.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts in thousands)
Net sales	$236,110	$98,099	$425,287	$234,799
Net income (loss)	$20,944	$(15,009)	$32,030	$(20,741)
EBITDA (1)	$37,687	$(2,950)	$63,565	$4,106
Adjusted EBITDA (1)	$41,056	$225	$70,828	$10,821
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

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth information comparing the components of net income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Period over Period Change
	2021	2020	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$236,110	$98,099	$138,011	140.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	143,756	62,182	81,574	131.2%
Selling, general, and administrative expenses	54,875	39,110	15,765	40.3%
Depreciation and amortization	10,188	11,071	(883)	(8.0)%
Total operating expenses	208,819	112,363	96,456	85.8%
Income (loss) from operations	27,291	(14,264)	41,555	nm
Interest expense, net	1,973	2,691	(718)	(26.7)%
Other income, net	(208)	(243)	35	(14.4)%
Income (loss) before income taxes	25,526	(16,712)	42,238	nm
Income tax expense (benefit)	4,582	(1,703)	6,285	nm
Net income (loss)	20,944	(15,009)	35,953	nm
Less: net income (loss) attributable to non-controlling interests	7,131	(4,424)	11,555	nm
Net income (loss) attributable to Funko, Inc.	$13,813	$(10,585)	$24,398	nm
Net Sales
Net sales were $236.1 million for the three months ended June 30, 2021, an increase of 140.7%, compared to $98.1 million for the three months ended June 30, 2020. The three months ended June 30, 2020 saw the greatest impact of the COVID-19 pandemic with significant declines in net sales due to reduced customer shipments and non-essential business closures and other social distancing guidelines. In addition to the impacts of the COVID-19 pandemic on the three months ended June 30, 2020, the increase in net sales was due primarily to increased sales to specialty retailer, distributors and direct-to-consumer customers for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
For the three months ended June 30, 2021, the number of active properties increased 23.4% to 795 as compared to 644 for the three months ended June 30, 2020, and the average net sales per active property increased 95.0% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.

On a geographical basis, net sales in the United States increased 109.5% to $163.2 million in the three months ended June 30, 2021 as compared to $77.9 million in the three months ended June 30, 2020. Net sales in Europe increased 392.8% to $52.0 million in the three months ended June 30, 2021 as compared to $10.6 million in the three months ended June 30, 2020 and net sales internationally increased 116.8% to $20.9 million in the three months ended June 30, 2021 as compared to $9.6 million in the three months ended June 30, 2020. Increases in Europe and other international net sales were due primarily to increased sales to specialty retailer, distributors and e-commerce sites in addition to the impacts of the COVID-19 pandemic on the three months ended June 30, 2020.
On a product category basis, net sales of figures increased 141.9% to $187.2 million in the three months ended June 30, 2021 as compared to $77.4 million in the three months ended June 30, 2020, and net sales of other products increased 136.1% to $48.9 million in the three months ended June 30, 2021 as compared to $20.7 million in the three months ended June 30, 2020.
On a branded product basis, net sales of Pop! branded products increased 137.3% to $185.4 million in the three months ended June 30, 2021 as compared to $78.1 million in the three months ended June 30, 2020, Loungefly branded products increased 132.1% to $29.6 million in the three months ended June 30, 2021 as compared to $12.7 million in the three months ended June 30, 2020 and net sales of other branded products increased 192.9% to $21.1 million in the three months ended June 30, 2021 as compared to $7.2 million in the three months ended June 30, 2020.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $143.8 million for the three months ended June 30, 2021, an increase of 131.2%, compared to $62.2 million for the three months ended June 30, 2020. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 39.1% for the three months ended June 30, 2021, compared to 36.6% for the three months ended June 30, 2020. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was driven primarily by improved global product margins offset by an increase in shipping and freight costs as a percentage of net sales during the three months ended June 30, 2021 due to continued global supply chain capacity constraints driving increased freight costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $54.9 million for the three months ended June 30, 2021, an increase of 40.3%, compared to $39.1 million for the three months ended June 30, 2020. The increase was driven primarily by a $14.2 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $1.7 million increase in advertising and marketing costs and $0.6 million increase in product development costs. These costs were partially offset by a decrease of $1.9 million in administrative costs. Selling, general and administrative expenses were 23.2% and 39.9% of net sales for the three months ended June 30, 2021 and 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was due to increased net sales outpacing selling, general, and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense was $10.2 million for the three months ended June 30, 2021, a decrease of 8.0%, compared to $11.1 million for the three months ended June 30, 2020, primarily related to the type and timing of assets placed in service.

Interest Expense, Net
Interest expense, net was $2.0 million for the three months ended June 30, 2021, a decrease of 26.7%, compared to $2.7 million for the three months ended June 30, 2020. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Other income, net
Other income, net was $0.2 million for both the three months ended June 30, 2021 and 2020, respectively, and was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense (benefit)
Income tax expense was $4.6 million and income tax benefit was $1.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase for the three months ended June 30, 2021 from June 30, 2020 was primarily related to an increase in income before income taxes.
Net income (loss)
Net income was $20.9 million for the three months ended June 30, 2021, compared to net loss of $15.0 million for the three months ended June 30, 2020. The increase in net income was primarily due to the increase in net sales, partially offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, as discussed above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth information comparing the components of net income for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Period over Period Change
	2021	2020	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$425,287	$234,799	$190,488	81.1%
Cost of sales (exclusive of depreciation and amortization shown separately below)	254,609	143,599	111,010	77.3%
Selling, general, and administrative expenses	106,142	86,423	19,719	22.8%
Depreciation and amortization	20,450	22,060	(1,610)	(7.3)%
Total operating expenses	381,201	252,082	129,119	51.2%
Income (loss) from operations	44,086	(17,283)	61,369	nm
Interest expense, net	4,210	5,346	(1,136)	(21.2)%
Other expense, net	971	671	300	44.7%
Income (loss) before income taxes	38,905	(23,300)	62,205	nm
Income tax expense (benefit)	6,875	(2,559)	9,434	nm
Net income (loss)	32,030	(20,741)	52,771	nm
Less: net income (loss) attributable to non-controlling interests	11,703	(6,030)	17,733	nm
Net income (loss) attributable to Funko, Inc.	$20,327	$(14,711)	$35,038	nm
Net Sales
Net sales were $425.3 million for the six months ended June 30, 2021, an increase of 81.1%, compared to $234.8 million for the six months ended June 30, 2020. In addition to the impacts of the COVID-19 pandemic on the six months ended June 30, 2020, the increase in net sales was due primarily to increased sales to specialty retailer, distributor and direct-to-consumer customers for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
For the six months ended June 30, 2021, the number of active properties increased 15.1% to 846 as compared to 735 for the six months ended June 30, 2020, and the average net sales per active property increased 57.4% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
On a geographical basis, net sales in the United States increased 69.9% to $299.7 million in the six months ended June 30, 2021 as compared to $176.4 million in the six months ended June 30, 2020. Net sales in Europe increased 154.0% to $91.8 million in the six months ended June 30, 2021 as compared to $36.1 million in the six months ended June 30, 2020 and net sales internationally increased 51.8% to $33.8 million in the six months ended June 30, 2021 as compared to $22.2 million in the six months ended June 30, 2020. Increases in Europe and other international net sales were due primarily to increased sales to specialty retailer, distributors and e-commerce sites in addition to the impacts of the COVID-19 pandemic on the six months ended June 30, 2020.
On a product category basis, net sales of figures increased 79.1% to $337.9 million in the six months ended June 30, 2021 as compared to $188.7 million in the six months ended June 30, 2020, and net sales of other products increased 89.6% to $87.4 million in the six months ended June 30, 2021 as compared to $46.1 million in the six months ended June 30, 2020.

On a branded product basis, net sales of Pop! branded products increased 75.6% to $335.8 million in the six months ended June 30, 2021 as compared to $191.2 million in the six months ended June 30, 2020, Loungefly branded products increased 106.4% to $54.1 million in the six months ended June 30, 2021 as compared to $26.2 million in the six months ended June 30, 2020 and net sales of other branded products increased 104.0% to $35.4 million in the six months ended June 30, 2021 as compared to $17.4 million in the six months ended June 30, 2020.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $254.6 million for the six months ended June 30, 2021, an increase of 77.3%, compared to $143.6 million for the six months ended June 30, 2020. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 40.1% for the six months ended June 30, 2021, compared to 38.8% for the six months ended June 30, 2020. The increase in gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was driven primarily by improved global product margins offset by an increase in shipping and freight costs as a percentage of net sales during the six months ended June 30, 2021 due to global supply chain capacity constraints driving increased freight costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $106.1 million for the six months ended June 30, 2021, an increase of 22.8%, compared to $86.4 million for the six months ended June 30, 2020. The increase was driven primarily by a $18.0 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $2.3 million increase in advertising and marketing costs and $0.9 million increase in facilities and rent. These costs were partially offset by a decrease of $1.3 million in administrative costs and $1.1 million in warehouse and office support. Selling, general and administrative expenses were 25.0% and 36.8% of net sales for the six months ended June 30, 2021 and 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was due to increased net sales outpacing selling, general, and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense was $20.5 million for the six months ended June 30, 2021, a decrease of 7.3%, compared to $22.1 million for the six months ended June 30, 2020, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $4.2 million for the six months ended June 30, 2021, a decrease of 21.2%, compared to $5.3 million for the six months ended June 30, 2020. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Other expense, net
Other expense, net was $1.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. Other expense, net for the six months ended June 30, 2021 and 2020 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.

Income tax expense (benefit)
Income tax expense was $6.9 million and income tax benefit was $2.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase for the six months ended June 30, 2021 from June 30, 2020 was primarily related to an increase in income before income taxes.
Net income (loss)
Net income was $32.0 million for the six months ended June 30, 2021, compared to net loss of $20.7 million for the six months ended June 30, 2020. The increase in net income was primarily due to the increase in net sales, partially offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, foreign currency transaction losses (gains) and other unusual or one-time items. We define Adjusted Net Income (Loss) as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, foreign currency transaction losses (gains) and other unusual or one-time items, and the income tax (expense) benefit effect of these adjustments. We define Adjusted Earnings (Loss) per Diluted Share as Adjusted Net Income (Loss) divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, foreign currency transaction losses (gains) and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$13,813	$(10,585)	$20,327	$(14,711)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	7,131	(4,424)	11,703	(6,030)
Equity-based compensation (2)	3,521	2,625	6,211	5,038
Certain severance, relocation and related costs (3)	56	793	81	1,006
Foreign currency transaction (gain) loss (4)	(208)	(243)	971	671
Income tax (expense) benefit (5)	(2,642)	1,681	(4,667)	1,587
Adjusted net income (loss)	$21,671	$(10,153)	$34,626	$(12,439)
Weighted-average shares of Class A common stock outstanding-basic	37,881	35,033	37,047	34,988
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	16,317	15,972	16,537	15,942
Adjusted weighted-average shares of Class A stock outstanding - diluted	54,198	51,005	53,584	50,930
Adjusted earnings (loss) per diluted share	$0.40	$(0.20)	$0.65	$(0.24)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(amounts in thousands)
Net income (loss)	$20,944	$(15,009)	$32,030	$(20,741)
Interest expense, net	1,973	2,691	4,210	5,346
Income tax expense (benefit)	4,582	(1,703)	6,875	(2,559)
Depreciation and amortization	10,188	11,071	20,450	22,060
EBITDA	$37,687	$(2,950)	$63,565	$4,106
Adjustments:
Equity-based compensation (2)	3,521	2,625	6,211	5,038
Certain severance, relocation and related costs (3)	56	793	81	1,006
Foreign currency transaction (gain) loss (4)	(208)	(243)	971	671
Adjusted EBITDA	$41,056	$225	$70,828	$10,821
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

(3)For the three and six months ended June 30, 2021, represents severance, relocation and related costs associated with residual payment of global workforce reduction implemented in response to the COVID-19 pandemic. For the three and six months ended June 30, 2020, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom and charges related to the global workforce reduction implemented in response to the COVID-19 pandemic.
(4)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(5)Represents the income tax (expense) benefit effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$71,431	$32,208
Net cash used in investing activities	(11,129)	(11,676)
Net cash used in financing activities	(17,116)	(6,259)
Effect of exchange rates on cash and cash equivalents	33	1,625
Net increase in cash and cash equivalents	$43,219	$15,898
Operating Activities. Net cash provided by operating activities was $71.4 million for the six months ended June 30, 2021, compared to $32.2 million for the six months ended June 30, 2020. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The increase for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the increase in net income, excluding non-cash adjustments, of $51.0 million. Partially offsetting the increase in net income was a decrease related to changes in working capital that decreased net cash provided by operating activities by $11.8 million and was primarily due to decreases in accounts receivable, net of $61.8 million, inventory of $26.6 million and prepaid expenses and other assets of $10.2 million, partially offset by a decrease in accrued expense and other current liabilities of $38.1 million, accounts payable of $25.8 million and accrued royalties of $17.1 million.

Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the six months ended June 30, 2021, net cash used in investing activities was $11.1 million and was primarily related to purchases of tooling and molds used in production for our product lines. For the six months ended June 30, 2020, net cash used in investing activities was $11.7 million and was primarily related to purchases of tooling and molds used in production our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the six months ended June 30, 2021, net cash used in financing activities was $17.1 million, primarily related to payments on the Term Loan Facility of $13.9 million, and distributions to the Continuing Equity Owners of $6.9 million, partially offset by proceeds from exercise of equity-based options of $3.7 million. For the six months ended June 30, 2020, net cash used in financing activities was $6.3 million, primarily related to payments on the Term Loan Facility of $5.9 million and distributions to the Continuing Equity Owners of $2.7 million, partially offset by net borrowings on the Revolving Credit Facility of $3.0 million.
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
The Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions, guarantee repayment of the Credit Facilities. The Term Loan Facility matures on September 23, 2024 (the “Maturity Date”). The Term Loan Facility amortizes in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Term Loan Facility (“Original Principal Amount”) in the first and second years of the Term Loan Facility, 10.00% of the Original Principal Amount in the third and fourth years of the Term Loan Facility and 12.50% of the Original Principal Amount in the fifth and sixth year of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date. As of June 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending June 30, 2021 are 2.75:1.00 and 1.25:1.00, respectively.
As of June 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement, as amended. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement.
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
As of June 30, 2021, we had $177.4 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $2.6 million) and no outstanding borrowings under our Revolving Credit Facility, leaving $75.0 million available under our Revolving Credit Facility.
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

Future Sources and Uses of Liquidity
As of June 30, 2021, we had $95.5 million of cash and cash equivalents and $144.3 million of working capital, compared with $52.3 million of cash and cash equivalents and $120.7 million of working capital as of December 31, 2020. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
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
Contractual Obligations
There were no material changes in our commitments during the six months ended June 30, 2021 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 outside the course of normal business.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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
We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. In the six months ended June 30, 2021 we entered into additional short-term foreign currency forward exchange contracts to economically hedge our exposure to foreign currency risk. The unrealized gain (loss) and realized gain (loss) was not material for the short-term foreign currency forward exchanges. There have been no other material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of June 30, 2021, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
BUSINESS, ECONOMIC, MARKET AND OPERATING RISKS
The COVID-19 pandemic adversely impacted our business in 2020. Although we have recovered from the effects of 2020, given the new variants, the pandemic could materially adversely impact our business, financial condition and results of operations going forward.
In 2020, the COVID-19 outbreak was declared a pandemic and spread throughout the world. COVID-19 and new variants of the virus have caused and continue to cause significant loss of life and disruption to the global economy. Although by the end of June 30, 2021 our business, financial condition and operations did not experience a material effect from COVID-19, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business going forward.
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
Additionally, concerns over the economic impact of the COVID-19 pandemic have previously caused extreme volatility in financial and capital markets and may continue to do so in the future, which may materially adversely impact our stock price and our ability to access capital markets.

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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 74% and 75% of our sales for the six months ended June 30, 2021 and 2020, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 43% and 40% of our sales for the six months ended June 30, 2021 and 2020, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of June 30, 2021, we had a reserve of $10.1 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2020 and 2021, the retail industry has experienced dramatic reductions in sales due to the store closures related to the COVID-19 pandemic and weakened consumer demand, which has adversely impacted our net sales.

Prior to the onset of the COVID-19 pandemic, due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers were closing physical stores, and some traditional retailers were engaging in significant reorganizations, filing for bankruptcy and going out of business. We believe that the COVID-19 pandemic has exacerbated this trend. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, as a result of the COVID-19 pandemic or otherwise, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.
If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.
Historically, a majority of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 44% and 45% of our sales for the six months ended June 30, 2021 and 2020, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 911 as of June 30, 2021. We also have multiple distribution centers in the U.S. and the United Kingdom. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the six months ended June 30, 2021 and 2020, our gross margins (exclusive of depreciation and amortization) were 40.1% and 38.8%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 79% and 81% of our sales for the six months ended June 30, 2021 and 2020, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the six months ended June 30, 2021 and December 31, 2020, we recorded reserves of $0.4 million and $1.0 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of June 30, 2021, we owned approximately 95 registered U.S. trademarks, 240 registered international trademarks, 29 pending U.S. trademark applications and 27 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our current President, Andrew Perlmutter, who is expected to become our chief executive officer on January 3, 2022, and Brian Mariotti, our current chief executive officer, who is expected to become our chief creative officer on January 3, 2022. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
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
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 64%, 55% and 60%, of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. During the 2019 holiday season, for example, we experienced lower than expected purchases by our top customers as well as softness in sales related to certain tentpole movie releases, both of which adversely affected our financial results. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes, port delays or availability of shipping containers or other global capacity restraints that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 30% and 25% of our sales for the six months ended June 30, 2021 and 2020, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of our 2017 acquisition of Underground Toys and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and ratified an agreement on the future trading relationship between the parties (the “UK-EU Trade and Cooperation Agreement” or “TCA”) in December 2020, relating to the future trading relationship between the parties. The TCA was approved by the European Parliament and the Council of the European Union on April 27, 2021. Bilateral negotiations between the United Kingdom and the European Union continue as both parties continue to work on the rules for implementation, notably the Northern Ireland Protocol, among others. Significant political and economic uncertainty remains about whether the relationship will differ materially from the terms before withdrawal.
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
We rely significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. We use third party logistics companies to process and fulfill customer orders in Europe and the U.S. Any shortcoming of one of our vendors or outsourcers, including our third party logistics providers, particularly one affecting the quality of these services or systems, may be attributed by customers to us, thus damaging our reputation and brand value, and potentially affecting our results of operations. This includes potential shipping delays as a result of container availability or other global capacity constraints. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales, reduce the efficiency of our operations and require significant capital investments to remediate.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of June 30, 2021. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 25, 2020, the Dachev action was voluntarily dismissed. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021. On May 7, 2021, all defendants moved to dismiss the amended complaint; briefing on those motions concluded on July 17, 2021. A decision remains pending.
Several shareholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. Additionally, on July 14 and July 31, 2020, the actions captioned Rubin v. Mariotti et al. and Fletcher v. Mariotti et al., respectively, were filed in the United States District Court for the District of Delaware. These two actions were consolidated for all purposes into one action under the title In re Funko, Inc. Stockholder Derivative Litigation on September 8, 2020 and were subsequently transferred to the United States District Court for the Central District of California. On April 23, 2021, both cases pending under the “stockholder Derivative Litigation” caption were voluntarily dismissed, without prejudice.
On June 11, 2021, an additional derivative action, captioned Silverberg v. Mariotti, et al., was filed in the Court of Chancery of the State of Delaware. In response, on July 8, 2021, the Company moved to stay and dismiss the action. Those motions remain pending. The complaints filed in the shareholder derivative actions have alleged breaches of fiduciary duties, unjust enrichment, waste of corporate assets, insider trading, and violations of the Exchange Act. The actions seek, among other things, payment of damages to the Company and to disgorge the directors and officers from all profits and benefits they obtained due to their alleged wrongful conduct.

Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020 and their opening brief on February 12, 2021. Briefing on the appeal concluded on June 1, 2021.
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
Finally, on December 8, 2020 and February 3, 2021, two purported stockholders of the Company filed complaints against us in the Court of Chancery of the State of Delaware to compel inspection of books and records pursuant to 8 Del. C. § 220. Those actions are captioned Silverberg v. Funko, Inc. and De La Combe v. Funko, Inc. On April 21, 2021, the De La Combe action was voluntarily dismissed; the Silverberg action was also voluntarily dismissed on April 30, 2021.
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
Acquisitions have been a component of our growth and the development of our business and are likely to continue to be in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, expand our distribution capabilities and allow us to build additional capabilities and competencies. We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively distribute our products, market our products, develop our competencies or grow our business. For example, in the first quarter of 2021, we acquired a majority interest in TokenWave LLC, the developer of a mobile application for tracking and displaying non-fungible tokens, or NFTs, to accelerate our entry into the digital collectible space. We subsequently launched our first Digital Pop! NFT collection in the third quarter of 2021 and we currently plan to conduct future NFT “drops” on a regular cadence. The market and consumer demand for NFT and digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our development or future launch of NFT or digital collectible products, will be successful. In addition, NFT products have new and different risks than our other consumer products, including potential consumer litigation or regulatory challenge, which could harm our financial results.
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
On October 22, 2018, we entered into the Credit Agreement dated October 22, 2018 (as amended, the "Credit Agreement"), providing for a term loan facility in the amount of $235.0 million (the "Term Loan Facility") and a revolving credit facility of $50.0 million (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities") (which was increased to $75.0 million on February 11, 2019). As of June 30, 2021, we had $177.4 million of indebtedness outstanding under our Credit Facilities, consisting of $180.0 million outstanding under our Term Loan Facility (net of unamortized discount of $2.6 million) and no outstanding borrowings under our Revolving Credit Facility.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of August 3, 2021, ACON holds approximately 31.9% of the combined voting power of our common stock through its ownership of 7,874,208 shares of our Class A common stock and 8,224,129 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of August 3, 2021, collectively hold approximately 38.3% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 39,245,426 common units of FAH, LLC as of June 30, 2021, representing approximately 75.9% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit Class A common stockholders to the same extent as benefits the Continuing Equity Owners.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit the holders of our Class A common stock to the same extent as benefits such Continuing Equity Owners. We have entered into the Tax Receivable Agreement with FAH, LLC and the Continuing Equity Owners and it provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners will have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of August 3, 2021, we had an aggregate of 160,611,134 shares of Class A common stock authorized but unissued, as well as approximately 12,341,392 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of June 30, 2021, 2,781,934 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,134,648 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of June 30, 2021, we had granted 998,781 shares of Class A common stock underlying stock options and 936,377 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Form of Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.					*

10.2	Form of Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.					*

10.3	Form of Director Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.					*

10.4	Form of Director Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 5, 2021	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)