Form 10-Q
period 2021-09-30
Funko, Inc.
filed 2021-11-04
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2021, the registrant had 39,929,863 shares of Class A common stock, $0.0001 par value per share, and 10,791,972 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, anticipated future expenses and payments and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$267,733	$191,229	$693,020	$426,028
Cost of sales (exclusive of depreciation and amortization shown separately below)	171,320	117,504	425,929	261,103
Selling, general, and administrative expenses	59,890	41,167	166,032	127,590
Depreciation and amortization	10,328	11,887	30,778	33,947
Total operating expenses	241,538	170,558	622,739	422,640
Income from operations	26,195	20,671	70,281	3,388
Interest expense, net	1,711	2,875	5,921	8,221
Loss on debt extinguishment	675	—	675	—
Other (income) expense, net	(505)	779	466	1,450
Income (loss) before income taxes	24,314	17,017	63,219	(6,283)
Income tax expense (benefit)	5,939	1,420	12,814	(1,139)
Net income (loss)	18,375	15,597	50,405	(5,144)
Less: net income (loss) attributable to non-controlling interests	6,474	5,801	18,177	(229)
Net income (loss) attributable to Funko, Inc.	$11,901	$9,796	$32,228	$(4,915)
Earnings (loss) per share of Class A common stock:
Basic	$0.30	$0.28	$0.85	$(0.14)
Diluted	$0.28	$0.27	$0.80	$(0.14)
Weighted average shares of Class A common stock outstanding:
Basic	39,448	35,483	37,856	35,155
Diluted	41,796	35,904	40,079	35,155
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$18,375	$15,597	$50,405	$(5,144)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $159 and $(315) for the three months ended September 30, 2021 and 2020, respectively, and $180 and $153 for the nine months ended September 30, 2021 and 2020, respectively	(1,266)	1,647	(739)	(896)
Comprehensive income (loss)	17,109	17,244	49,666	(6,040)
Less: Comprehensive income (loss) attributable to non-controlling interests	6,142	6,397	18,042	(578)
Comprehensive income (loss) attributable to Funko, Inc.	$10,967	$10,847	$31,624	$(5,462)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$93,245	$52,255
Accounts receivable, net	153,655	131,837
Inventory	140,834	59,773
Prepaid expenses and other current assets	23,790	15,486
Total current assets	411,524	259,351
Property and equipment, net	54,831	56,141
Operating lease right-of-use assets	52,831	58,079
Goodwill	126,612	125,061
Intangible assets, net	193,666	205,541
Deferred tax asset	70,339	54,682
Other assets	5,104	4,735
Total assets	$914,907	$763,590
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount	$17,378	$10,758
Current portion of operating lease liabilities	15,187	13,840
Accounts payable	63,936	29,199
Income taxes payable	10,544	425
Accrued royalties	47,611	40,525
Accrued expenses and other current liabilities	89,019	43,949
Total current liabilities	243,675	138,696
Long-term debt, net of unamortized discount	160,172	180,012
Operating lease liabilities, net of current portion	50,495	57,512
Deferred tax liability	769	780
Liabilities under tax receivable agreement, net of current portion	80,787	60,297
Other long-term liabilities	5,135	3,848

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 39,749 and 35,657 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 10,856 and 14,040 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	245,859	216,141
Accumulated other comprehensive income	1,114	1,718
Retained earnings	56,631	24,403
Total stockholders’ equity attributable to Funko, Inc.	303,609	242,267
Non-controlling interests	70,265	80,178
Total stockholders’ equity	373,874	322,445
Total liabilities and stockholders’ equity	$914,907	$763,590
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating Activities
Net income (loss)	$50,405	$(5,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	30,356	35,929
Equity-based compensation	9,869	7,494
Amortization of debt issuance costs and debt discounts	893	1,006
Loss on debt extinguishment	675	—
Deferred tax expense	994	1,237
Other	(93)	1,715
Changes in operating assets and liabilities:
Accounts receivable, net	(22,223)	13,507
Inventory	(81,770)	(11,115)
Prepaid expenses and other assets	(1,582)	15,163
Accounts payable	33,933	(1,595)
Income taxes payable	10,135	(465)
Accrued royalties	7,086	(3,045)
Accrued expenses and other liabilities	40,114	5,658
Net cash provided by operating activities	78,792	60,345

Investing Activities
Purchases of property and equipment	(17,434)	(14,704)
Acquisitions of businesses and related intangible assets, net of cash	199	—
Other	84	—
Net cash used in investing activities	(17,151)	(14,704)

Financing Activities
Borrowings on line of credit	—	28,267
Payments on line of credit	—	(55,103)
Debt issuance costs	(1,055)	(569)
Issuance of long-term debt	180,000	—
Payments of long-term debt	(193,875)	(8,814)
Contributions from continuing equity owners	—	177
Distributions to continuing equity owners	(9,284)	(3,496)
Payments under tax receivable agreement	(6)	(165)
Proceeds from exercise of equity-based options	3,726	41
Net cash used in financing activities	(20,494)	(39,662)

Effect of exchange rates on cash and cash equivalents	(157)	687

Net increase in cash and cash equivalents	40,990	6,666
Cash and cash equivalents at beginning of period	52,255	25,229
Cash and cash equivalents at end of period	$93,245	$31,895
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
Net Sales Correction
During the quarter ended December 31, 2020, the Company corrected an immaterial error that impacted net sales for the quarter ended September 30, 2020. The correction increased Q3 2020 net sales by $2.7 million and decreased Q4 2020 net sales by $2.7 million.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020.

3. Acquisitions
TokenWave LLC. On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represents an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of operations from the acquisition date to September 30, 2021 was not material.
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
Cash equivalents. As of September 30, 2021 and December 31, 2020, cash equivalents included $63.3 million and $34.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2021 and December 31, 2020, was approximately $180.0 million and $193.9 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2021 and December 31, 2020, were $177.6 million and $190.8 million, respectively.
5. Debt
Debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loan facility	$180,000	$193,875
Debt issuance costs	(2,450)	(3,105)
Total term debt	177,550	190,770
Less: current portion	17,378	10,758
Long-term debt, net	$160,172	$180,012

Credit Facilities
Former Credit Facilities
On October 22, 2018, the Company entered into a credit agreement (as amended, the “Former Credit Agreement”) providing for a term loan facility in the amount of $235.0 million (the “Former Term Loan Facility”) and a revolving credit facility of $50.0 million (the “Former Revolving Credit Facility”) (together the “Former Credit Facilities”). On February 11, 2019, the Company amended the Former Credit Agreement to increase the Former Revolving Credit Facility to $75.0 million. On September 23, 2019, the Company entered into a second amendment to the Former Credit Agreement, which extended the maturity date of the Former Term Loan Facility and the Former Revolving Credit Facility under the Former Credit Facilities to September 23, 2024 (the “Maturity Date”), reduced the interest margin applicable to all loans under the Former Credit Agreement by 0.75% and reduced certain fees incurred under the Former Credit Agreement. The second amendment also allowed the Company to request an additional $25.0 million increase to the Former Term Loan Facility.
On May 5, 2020 the Company entered into a third amendment to the Former Credit Agreement, which modified the financial covenants and adjusted the required leverage levels for the Leverage Ratio (as defined in the Former Credit Agreement) to provide the Company with additional flexibility.
The Former Term Loan Facility amortized in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Former Term Loan Facility in the first and second years of the Former Term Loan Facility, 10.00% of the original principal amount of the Former Term Loan Facility in the third and fourth years of the Former Term Loan Facility and 12.50% of the original principal amount of the Former Term Loan Facility in the fifth year of the Former Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment was on December 31, 2018. The Former Revolving Credit Facility would have terminated on the Maturity Date and loans thereunder were eligible to be borrowed, repaid, and reborrowed up to such date.
As amended, loans under the Credit Facilities bore interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate was subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments were due at the end of each applicable interest period.
The Former Credit Facilities were secured by substantially all of the assets of the Company and its material domestic subsidiaries, subject to customary exceptions. As of December 31, 2020, the Company was in compliance with all of the covenants in its Former Credit Agreement.
In September 2021, all of the outstanding aggregate principal balance and accrued interest of $180.1 million on the Company’s Former Term Loan Facility was repaid, and the Company recorded a $0.7 million loss on debt extinguishment as a result of the write-off of unamortized deferred financing fees.
New Credit Facilities
On September 17, 2021, the Company, entered into a new credit agreement (the “New Credit Agreement”) providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the Former Credit Facilities.

The New Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commences with the quarter ending on December 31, 2021. The New Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) LIBOR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus 2.50% or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of LIBOR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0.00% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on LIBOR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of September 30, 2021, the Company was in compliance with all of the covenants in its New Credit Agreement.
At September 30, 2021 and December 31, 2020, the Company had $180.0 million and $193.9 million of borrowings outstanding under the New Term Loan Facility and Former Term Loan Facility, respectively, and no outstanding borrowings under the New Revolving Credit Facility and Former Revolving Credit Facility, respectively. At September 30, 2021 and December 31, 2020, the Company had $100.0 million and $75.0 million available under the New Revolving Credit Facility and Former Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of September 30, 2021 and December 31, 2020.
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
During the three and nine months ended September 30, 2021 the Company acquired 0.5 million and 3.7 million, respectively, of common units of FAH, LLC. During the three months ended September 30, 2020 the Company did not acquire any common units. During the nine months ended September 30, 2020 the Company acquired 0.5 million of common units of FAH, LLC. As a result of these exchanges, during the three and nine months ended September 30, 2021, the Company recognized an increase to its net deferred tax assets in the amount of $1.9 million and $16.5 million, respectively, and $0.4 million for the nine months ended September 30, 2020.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$80,500	$66,606	$62,317	$65,816
Additional liabilities for exchanges	1,890	—	20,079	955
Payments under tax receivable agreement	—	—	(6)	(165)
Ending balance	$82,390	$66,606	$82,390	$66,606
As of September 30, 2021, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $82.4 million, of which $1.6 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2020, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $62.3 million, of which $2.0 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
Debt
The Company has entered into the New Credit Agreement which includes a New Term Loan Facility and a New Revolving Credit Facility. See Note 5, Debt.

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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in its earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 25, 2020, the Dachev action was voluntarily dismissed. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021. On May 7, 2021, all defendants moved to dismiss the amended complaint; briefing on those motions concluded on July 17, 2021. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part.

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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020. Briefing on the appeal concluded on June 1, 2021 and the Washington Court of Appeals heard argument on the appeal on September 17, 2021. On November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded it to the trial court for further proceedings.
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
The following tables present summarized product information as a percent of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Figures	76.9%	75.9%	78.5%	78.3%
Other	23.1%	24.1%	21.5%	21.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pop! Branded Products	72.1%	71.5%	76.3%	77.0%
Loungefly Branded Products	13.7%	14.1%	13.1%	12.5%
Other	14.2%	14.4%	10.6%	10.5%

The following tables present summarized geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
United States	$191,289	$140,935	$490,993	$317,348
Europe	58,873	35,538	150,683	71,677
Other International	17,571	14,756	51,344	37,003
Total net sales	$267,733	$191,229	$693,020	$426,028

	September 30, 2021	December 31, 2020
Long-term assets:
United States	$67,618	$72,813
United Kingdom	27,324	29,998
Vietnam and China	17,824	16,144
Total long-lived assets	$112,766	$118,955

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
The Company recorded $5.9 million and $1.4 million of income tax expense for the three months ended September 30, 2021 and 2020, respectively, and $12.8 million of income tax expense and $1.1 million of income tax benefit for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 was 20.3%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

10. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Class A common stock
Beginning balance	$4	$4	$4	$3
Shares issued	—	—	—	1
Ending balance	$4	$4	$4	$4
Class B common stock
Beginning balance	$1	$1	$1	$1
Redemption of common units of FAH, LLC	—	—	—	—
Ending balance	$1	$1	$1	$1
Additional paid-in capital
Beginning balance	$239,269	$210,735	$216,141	$204,174
Equity-based compensation	3,658	2,456	9,869	7,494
Shares issued for equity-based compensation awards	48	174	3,726	219
Shares withheld related to net share settlement of equity-based compensation awards	—	—	—	(101)
Other	—	—	200	—
Redemption of common units of FAH, LLC	2,852	—	19,532	2,115
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	32	—	(3,609)	(536)
Ending balance	$245,859	$213,365	$245,859	$213,365
Accumulated other comprehensive (loss) income
Beginning balance	$2,048	$(807)	$1,718	$791
Foreign currency translation (loss) gain, net of tax	(934)	1,051	(604)	(547)
Ending balance	$1,114	$244	$1,114	$244
Retained earnings
Beginning balance	$44,730	$5,731	$24,403	$20,442
Net income (loss) attributable to Funko, Inc.	11,901	9,796	32,228	(4,915)
Ending balance	$56,631	$15,527	$56,631	$15,527
Non-controlling interests
Beginning balance	$69,346	$67,968	$80,178	$79,733
Distributions to Continuing Equity Owners	(2,371)	(821)	(9,284)	(3,496)
Other	—	—	861	—
Redemption of common units of FAH, LLC	(2,852)	—	(19,532)	(2,115)
Foreign currency translation (loss) gain, net of tax	(332)	596	(135)	(349)
Net income (loss) attributable to non-controlling interests	6,474	5,801	18,177	(229)
Ending balance	$70,265	$73,544	$70,265	$73,544
Total stockholders’ equity	$373,874	$302,685	$373,874	$302,685

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Class A common shares outstanding
Beginning balance	39,245	35,465	35,657	34,918
Shares issued for equity-based compensation awards	12	21	419	85
Redemption of common units of FAH, LLC	492	—	3,673	483
Ending balance	39,749	35,486	39,749	35,486
Class B common shares outstanding
Beginning balance	11,201	14,040	14,040	14,515
Redemption of common units of FAH, LLC	(345)	—	(3,184)	(475)
Ending balance	10,856	14,040	10,856	14,040
Total Class A and Class B common shares outstanding	50,605	49,526	50,605	49,526

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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2021 and December 31, 2020, Funko, Inc. owned 39.7 million and 35.7 million of FAH, LLC common units, respectively, representing a 76.8% and 69.5% economic ownership interest in FAH, LLC, respectively.
Net income (loss) and comprehensive income (loss) of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income (loss) and comprehensive income (loss) of FAH, LLC for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,658	$2,438	$9,869	$7,384
Income tax expense (benefit)	$5,257	$911	$11,050	$(2,318)

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$18,375	$15,597	$50,405	$(5,144)
Less: net income (loss) attributable to non-controlling interests	6,474	5,801	18,177	(229)
Net income (loss) attributable to Funko, Inc. — basic and diluted	$11,901	$9,796	$32,228	$(4,915)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	39,448,391	35,483,266	37,856,435	35,154,617
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	227,537	249,718	227,500	—
Add: Dilutive Funko, Inc. equity compensation awards	2,120,455	170,754	1,994,936	—
Weighted-average shares of Class A common stock outstanding — diluted	41,796,383	35,903,738	40,078,871	35,154,617
Earnings (loss) per share of Class A common stock — basic	$0.30	$0.28	$0.85	$(0.14)
Earnings (loss) per share of Class A common stock — diluted	$0.28	$0.27	$0.80	$(0.14)

For the three months ended September 30, 2021 and 2020, an aggregate of 13.9 million and 19.5 million, respectively, and for the nine months ended September 30, 2021 and 2020, an aggregate of 15.0 million and 20.3 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended September 30, 2021 and 2020, anti-dilutive securities included 12.3 million and 15.6 million, respectively, and for the nine months ended September 30, 2021 and 2020, anti-dilutive securities included 13.7 million and 15.8 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
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

Overview
We are a leading pop culture consumer products company. Our business is built on the belief that everyone is a fan of something, and Funko aims to have something for every fan. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, board games, plush, homewares and digital NFTs, which we make available at highly accessible price points. We believe we sit at the nexus of pop culture—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
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
As a result of the onset of the pandemic, we experienced weakened demand for our products, which had a negative impact on our net sales and liquidity in 2020. Many customers deferred or significantly reduced orders of our product as a result of government-mandated closures and limitations on in-store occupancy. We also had experienced temporary key account closures, which drove strategic decisions to shift the timing of new product delivery to preserve demand.
We are also continually monitoring our suppliers and manufacturers of our products. In 2020, we faced delays or difficulty sourcing products, in response to which we shifted a greater amount of our production from China to Vietnam. Notwithstanding the shift in production to Vietnam, we are experiencing and continue to expect that the cost of shipping containers will increase over historical levels for the remainder of 2021 and at least through early 2022 due to the global pandemic and other issues impacting global supply chains. Although we have been absorbing these costs through the end of the third quarter 2021, we have recently increased prices of certain of our products to help cover the increased costs and inflationary pressures.

We believe that the greatest impact from the COVID-19 pandemic occurred in the second quarter of 2020 during which we experienced a significant net sales decline as compared to the second quarter of 2019. If a significant surge in COVID-19 or variant strain cases occurs, and is accompanied by additional closures or a significant halt in reopenings, the remainder of 2021 or 2022 could potentially be impacted.
We have taken actions to protect our employees in response to the pandemic, including closing our corporate offices and requiring our office employees to work from home. At our distribution centers, certain practices are in effect to safeguard workers, including but not limited to, required daily health pre-screening, and providing personal protective equipment, and we are continuing to monitor direction from local and national governments carefully.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts in thousands)
Net sales	$267,733	$191,229	$693,020	$426,028
Net income (loss)	$18,375	$15,597	$50,405	$(5,144)
EBITDA (1)	$36,353	$31,779	$99,918	$35,885
Adjusted EBITDA (1)	$40,181	$36,191	$111,009	$47,012
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

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth information comparing the components of net income for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Period over Period Change
	2021	2020	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$267,733	$191,229	$76,504	40.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	171,320	117,504	53,816	45.8%
Selling, general, and administrative expenses	59,890	41,167	18,723	45.5%
Depreciation and amortization	10,328	11,887	(1,559)	(13.1)%
Total operating expenses	241,538	170,558	70,980	41.6%
Income from operations	26,195	20,671	5,524	26.7%
Interest expense, net	1,711	2,875	(1,164)	(40.5)%
Loss on debt extinguishment	675	—	675	nm
Other (income) expense, net	(505)	779	(1,284)	nm
Income before income taxes	24,314	17,017	7,297	42.9%
Income tax expense	5,939	1,420	4,519	nm
Net income	18,375	15,597	2,778	17.8%
Less: net income attributable to non-controlling interests	6,474	5,801	673	11.6%
Net income attributable to Funko, Inc.	$11,901	$9,796	$2,105	21.5%
Net Sales
Net sales were $267.7 million for the three months ended September 30, 2021, an increase of 40.0%, compared to $191.2 million for the three months ended September 30, 2020. The three months ended September 30, 2020 saw lingering effects of the COVID-19 pandemic with declines in net sales due to reduced customer shipments, non-essential business closures and other social distancing guidelines. In addition to the impacts of the COVID-19 pandemic on the three months ended September 30, 2020, the increase in net sales was due primarily to increased sales to specialty retailer, e-commerce sites and direct-to-consumer customers for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
For the three months ended September 30, 2021, the number of active properties increased 12.7% to 806 as compared to 715 for the three months ended September 30, 2020, and the average net sales per active property increased 24.2% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.

On a geographical basis, net sales in the United States increased 35.7% to $191.3 million in the three months ended September 30, 2021 as compared to $140.9 million in the three months ended September 30, 2020. Net sales in Europe increased 65.7% to $58.9 million in the three months ended September 30, 2021 as compared to $35.5 million in the three months ended September 30, 2020 and net sales in other international locations increased 19.1% to $17.6 million in the three months ended September 30, 2021 as compared to $14.8 million in the three months ended September 30, 2020. Increases in United States net sales were primarily due to increased sales to specialty retailers, e-commerce sites and direct-to-consumer. Increases in Europe and other international net sales were due primarily to increased sales to specialty retailer, distributors and e-commerce sites. These increases were in addition to the impacts of the COVID-19 pandemic on the three months ended September 30, 2020.
On a product category basis, net sales of figures increased 42.0% to $206.0 million in the three months ended September 30, 2021 as compared to $145.0 million in the three months ended September 30, 2020, and net sales of other products increased 33.8% to $61.8 million in the three months ended September 30, 2021 as compared to $46.2 million in the three months ended September 30, 2020.
On a branded product basis, net sales of Pop! branded products increased 41.3% to $193.1 million in the three months ended September 30, 2021 as compared to $136.7 million in the three months ended September 30, 2020, Loungefly branded products increased 36.3% to $36.8 million in the three months ended September 30, 2021 as compared to $27.0 million in the three months ended September 30, 2020 and net sales of other branded products increased 37.3% to $37.8 million in the three months ended September 30, 2021 as compared to $27.5 million in the three months ended September 30, 2020.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $171.3 million for the three months ended September 30, 2021, an increase of 45.8%, compared to $117.5 million for the three months ended September 30, 2020. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, and higher shipping and inbound freight costs as a percentage of sales.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 36.0% for the three months ended September 30, 2021, compared to 38.6% for the three months ended September 30, 2020. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was driven by an increase in shipping and inbound freight costs as a percentage of net sales during the three months ended September 30, 2021 due to continued global supply chain capacity constraints driving increased freight costs, offset partially by improved global product margins. We expect the increased freight costs to continue at least through early 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $59.9 million for the three months ended September 30, 2021, an increase of 45.5%, compared to $41.2 million for the three months ended September 30, 2020. The increase was driven primarily by a $9.9 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $2.4 million increase in advertising and marketing costs, $1.9 million increase in administrative costs, which include credit card processing fees and provisions for bad debt and a $1.4 million increase in professional fees, which include consulting and legal fees. Selling, general and administrative expenses were 22.4% and 21.5% of net sales for the three months ended September 30, 2021 and 2020, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was due to increased infrastructure projects (including human capital) and investment into the business to support future operations.

Depreciation and Amortization
Depreciation and amortization expense was $10.3 million for the three months ended September 30, 2021, a decrease of 13.1%, compared to $11.9 million for the three months ended September 30, 2020, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $1.7 million for the three months ended September 30, 2021, a decrease of 40.5%, compared to $2.9 million for the three months ended September 30, 2020. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Loss on debt extinguishment
As a result of the debt refinancing in September 2021, $0.7 million loss on debt extinguishment was recorded in the three months ended September 30, 2021 as unamortized debt financing fees were written-off.
Other (income) expense, net
Other income, net was $0.5 million and other expense, net was $0.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase for the three months ended September 30, 2021 from the three months ended September 30, 2020 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $5.9 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase for the three months ended September 30, 2021 from the three months ended September 30, 2020 was primarily related to an increase in income before income taxes.
Net income
Net income was $18.4 million for the three months ended September 30, 2021, compared to net income of $15.6 million for the three months ended September 30, 2020. The increase in net income was primarily due to the increase in net sales, partially offset by increases in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, as discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Period over Period Change
	2021	2020	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$693,020	$426,028	$266,992	62.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	425,929	261,103	164,826	63.1%
Selling, general, and administrative expenses	166,032	127,590	38,442	30.1%
Depreciation and amortization	30,778	33,947	(3,169)	(9.3)%
Total operating expenses	622,739	422,640	200,099	47.3%
Income from operations	70,281	3,388	66,893	nm
Interest expense, net	5,921	8,221	(2,300)	(28.0)%
Loss on debt extinguishment	675	—	675	nm
Other expense, net	466	1,450	(984)	(67.9)%
Income (loss) before income taxes	63,219	(6,283)	69,502	nm
Income tax expense (benefit)	12,814	(1,139)	13,953	nm
Net income (loss)	50,405	(5,144)	55,549	nm
Less: net income (loss) attributable to non-controlling interests	18,177	(229)	18,406	nm
Net income (loss) attributable to Funko, Inc.	$32,228	$(4,915)	$37,143	nm
Net Sales
Net sales were $693.0 million for the nine months ended September 30, 2021, an increase of 62.7%, compared to $426.0 million for the nine months ended September 30, 2020. In addition to the impacts of the COVID-19 pandemic on the nine months ended September 30, 2020, the increase in net sales was due primarily to increased sales to specialty retailer, e-commerce sites and direct-to-consumer customers for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, the number of active properties increased 11.3% to 896 as compared to 805 for the nine months ended September 30, 2020, and the average net sales per active property increased 46.1% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
On a geographical basis, net sales in the United States increased 54.7% to $491.0 million in the nine months ended September 30, 2021 as compared to $317.3 million in the nine months ended September 30, 2020. Net sales in Europe increased 110.2% to $150.7 million in the nine months ended September 30, 2021 as compared to $71.7 million in the nine months ended September 30, 2020 and net sales in other international locations increased 38.8% to $51.3 million in the nine months ended September 30, 2021 as compared to $37.0 million in the nine months ended September 30, 2020. Increases in United States net sales were due primarily to increased sales to specialty retailer, e-commerce sites and direct-to-consumer. Increases in Europe and other international net sales were due primarily to increased sales to specialty retailer, distributors and e-commerce sites. These increases were in addition to the impacts of the COVID-19 pandemic on the nine months ended September 30, 2020.

On a product category basis, net sales of figures increased 63.0% to $543.8 million in the nine months ended September 30, 2021 as compared to $333.7 million in the nine months ended September 30, 2020, and net sales of other products increased 61.6% to $149.2 million in the nine months ended September 30, 2021 as compared to $92.3 million in the nine months ended September 30, 2020.
On a branded product basis, net sales of Pop! branded products increased 61.3% to $528.9 million in the nine months ended September 30, 2021 as compared to $327.9 million in the nine months ended September 30, 2020, Loungefly branded products increased 70.8% to $90.9 million in the nine months ended September 30, 2021 as compared to $53.2 million in the nine months ended September 30, 2020 and net sales of other branded products increased 63.1% to $73.2 million in the nine months ended September 30, 2021 as compared to $44.9 million in the nine months ended September 30, 2020.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $425.9 million for the nine months ended September 30, 2021, an increase of 63.1%, compared to $261.1 million for the nine months ended September 30, 2020. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, and higher shipping and inbound freight costs as a percentage of sales.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 38.5% for the nine months ended September 30, 2021, compared to 38.7% for the nine months ended September 30, 2020. The decrease in gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was driven primarily by an increase in shipping and freight costs as a percentage of net sales during the nine months ended September 30, 2021 due to global supply chain capacity constraints driving increased freight costs, partially offset by improved global product margins. We expect the increased freight costs to continue at least through early 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $166.0 million for the nine months ended September 30, 2021, an increase of 30.1%, compared to $127.6 million for the nine months ended September 30, 2020. The increase was driven primarily by a $27.8 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $4.7 million increase in advertising and marketing costs and $2.3 million increase in facilities and rent. These costs were partially offset by a decrease of $1.0 million in warehouse and office support. Selling, general and administrative expenses were 24.0% and 29.9% of net sales for the nine months ended September 30, 2021 and 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was due to increased net sales outpacing selling, general, and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense was $30.8 million for the nine months ended September 30, 2021, a decrease of 9.3%, compared to $33.9 million for the nine months ended September 30, 2020, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $5.9 million for the nine months ended September 30, 2021, a decrease of 28.0%, compared to $8.2 million for the nine months ended September 30, 2020. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Other expense, net
Other expense, net was $0.5 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. Other expense, net for the nine months ended September 30, 2021 and 2020 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Loss on debt extinguishment
As a result of the debt refinancing in September 2021, $0.7 million loss on debt extinguishment was recorded in the nine months ended September 30, 2021 as unamortized debt financing fees were written-off.
Income tax expense (benefit)
Income tax expense was $12.8 million and income tax benefit was $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 was primarily related to an increase in income before income taxes.
Net income (loss)
Net income was $50.4 million for the nine months ended September 30, 2021, compared to net loss of $5.1 million for the nine months ended September 30, 2020. The increase in net income was primarily due to the increase in net sales, partially offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, loss on debt extinguishment, foreign currency transaction losses (gains) and other unusual or one-time items. We define Adjusted Net Income as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, loss on debt extinguishment, foreign currency transaction losses (gains) and other unusual or one-time items, and the income tax (expense) benefit effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, certain severance, relocation and related costs, loss on debt extinguishment, foreign currency transaction losses (gains) and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$11,901	$9,796	$32,228	$(4,915)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	6,474	5,801	18,177	(229)
Equity-based compensation (2)	3,658	2,456	9,869	7,494
Certain severance, relocation and related costs (3)	—	1,178	81	2,184
Loss on debt extinguishment (4)	675	—	675	—
Foreign currency transaction (gain) loss (5)	(505)	778	466	1,449
Income tax expense (6)	(1,097)	(3,937)	(5,764)	(2,350)
Adjusted net income	$21,106	$16,072	$55,732	$3,633
Weighted-average shares of Class A common stock outstanding-basic	39,448	35,483	37,856	35,155
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	14,634	16,047	15,882	15,770
Adjusted weighted-average shares of Class A stock outstanding - diluted	54,082	51,530	53,738	50,925
Adjusted earnings per diluted share	$0.39	$0.31	$1.04	$0.07

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts in thousands)
Net income (loss)	$18,375	$15,597	$50,405	$(5,144)
Interest expense, net	1,711	2,875	5,921	8,221
Income tax expense (benefit)	5,939	1,420	12,814	(1,139)
Depreciation and amortization	10,328	11,887	30,778	33,947
EBITDA	$36,353	$31,779	$99,918	$35,885
Adjustments:
Equity-based compensation (2)	3,658	2,456	9,869	7,494
Certain severance, relocation and related costs (3)	—	1,178	81	2,184
Loss on debt extinguishment (4)	675	—	675	—
Foreign currency transaction (gain) loss (5)	(505)	778	466	1,449
Adjusted EBITDA	$40,181	$36,191	$111,009	$47,012
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

(3)For the nine months ended September 30, 2021, represents severance, relocation and related costs associated with residual payment of global workforce reduction implemented in response to the COVID-19 pandemic. For the three and nine months ended September 30, 2020, represents severance, relocation and related costs associated with the consolidation of our warehouse facilities in the United Kingdom and charges related to the global workforce reduction implemented in response to the COVID-19 pandemic.
(4)Represents write-off of unamortized debt financing fees for the three and nine months ended September 30, 2021.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$78,792	$60,345
Net cash used in investing activities	(17,151)	(14,704)
Net cash used in financing activities	(20,494)	(39,662)
Effect of exchange rates on cash and cash equivalents	(157)	687
Net increase in cash and cash equivalents	$40,990	$6,666
Operating Activities. Net cash provided by operating activities was $78.8 million for the nine months ended September 30, 2021, compared to $60.3 million for the nine months ended September 30, 2020. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the increase in net income, excluding non-cash adjustments, of $50.9 million. Partially offsetting the increase in net income was a decrease related to changes in working capital that decreased net cash provided by operating activities by $32.4 million and was primarily due to decreases in accounts receivable, net of $35.7 million, inventory of $70.7 million and prepaid expenses and other assets of $16.7 million, partially offset by a decrease in accrued expense and other current liabilities of $34.5 million, accounts payable of $35.5 million, income taxes payable of $10.6 million and accrued royalties of $10.1 million.

Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the nine months ended September 30, 2021, net cash used in investing activities was $17.2 million and was primarily related to purchases of tooling and molds used in production for our product lines. For the nine months ended September 30, 2020, net cash used in investing activities was $14.7 million and was primarily related to purchases of tooling and molds used in production our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the nine months ended September 30, 2021, net cash used in financing activities was $20.5 million, primarily related to payments of $193.9 million of the Company’s former $235.0 million term loan facility (the “Former Term Loan Facility”) and distributions to the Continuing Equity Owners of $9.3 million, offset by issuance of new term debt of $180.0 million and proceeds from exercise of equity-based options of $3.7 million. For the nine months ended September 30, 2020, net cash used in financing activities was $39.7 million, primarily related to payments on the Former Term Loan Facility of $8.8 million, distributions to the Continuing Equity Owners of $3.5 million and net repayments on the Revolving Credit Facility of $26.8 million.
Credit Facilities
On September 17, 2021, the Company, entered into a new credit agreement (the “New Credit Agreement”) providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the Company’s Former Term Loan Facility and its $75.0 million revolving credit facility (the “Former Revolving Credit Facility” and together with the Former Term Loan Facility, the “Former Credit Facilities”). The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
We are a holding company with no material assets, and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the Credit Facilities, our subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including among others:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the FAH LLC Agreement or the Registration Rights Agreement; and
•the ability to make other distributions of up to $25.0 million during any period of four consecutive fiscal quarters as long as after giving pro forma effect to such distribution (i) no event of default then exists or would result therefrom and (ii) the Net Leverage Ratio (as defined in the New Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Net Leverage Ratio set forth in the financial covenant for the applicable fiscal quarter.
We expect these limitations to continue in the future under the terms of our New Credit Agreement and that they may continue under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

The New Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commences with the quarter ending on December 31, 2021. The New Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) LIBOR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus 2.50% or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of LIBOR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0.00% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on LIBOR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to:
•incur additional indebtedness;
•incur certain liens;
•consolidate, merge or sell or otherwise dispose of our assets;
•make investments, loans, advances, guarantees and acquisitions;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with affiliates;
•enter into sale and leaseback transactions in respect to real property;
•enter into swap agreements;
•enter into agreements restricting our subsidiaries’ ability to pay dividends;
•issue or sell equity interests or securities convertible into or exchangeable for equity interests;
•redeem, repurchase or refinance other indebtedness; and
•amend or modify our governing documents.
In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending September 30, 2021 are 2.50:1.00 and 1.25:1.00, respectively.
As of September 30, 2021 and December 31, 2020, we were in compliance with all covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and the Company’s earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.

The New Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the New Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain material monetary judgments and changes of control. The New Credit Agreement defines “change of control” to include, among other things, any person or group other than ACON and its affiliates becoming the beneficial owner of more than 35% of the voting power of the equity interests of Funko, Inc.
As of September 30, 2021, we had $177.6 million of indebtedness outstanding under our New Term Loan Facility (net of unamortized discount of $2.5 million) and no outstanding borrowings under our New Revolving Credit Facility, leaving $100.0 million available under our New Revolving Credit Facility.
Form S-3 Registration Statement
On April 19, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the “Form S-3”) with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019 and will remain effective until through September 15, 2022. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 27,884,185 shares of Class A common stock in one or more offerings.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Future Sources and Uses of Liquidity
As of September 30, 2021, we had $93.2 million of cash and cash equivalents and $167.8 million of working capital, compared with $52.3 million of cash and cash equivalents and $120.7 million of working capital as of December 31, 2020. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our credit facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Credit Facilities” above and Note 5, Debt.
In addition, as described above, on April 19, 2019, we filed a preliminary shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on September 16, 2019 and will remain effective until through September 15, 2022. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Uses
Additional future liquidity needs may include public company costs, tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including future enterprise resource planning (ERP) system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space) . The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
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
Contractual Obligations
With our New Credit Facilities, our future minimum commitments of our term debt changes from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The New Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. We also continue to support our growth initiatives through entering into additional leases or extending current leases for warehouse and office space. There were no other material changes in our commitments during the nine months ended September 30, 2021 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 outside the course of normal business.

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
We are primarily exposed to market risk from changes in interest rates and foreign currency. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. In the nine months ended September 30, 2021 we entered into additional short-term foreign currency forward exchange contracts to economically hedge our exposure to foreign currency risk. The unrealized gain (loss) and realized gain (loss) was not material for the short-term foreign currency forward exchanges. There have been no other material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2020.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of September 30, 2021, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2020, the COVID-19 outbreak was declared a pandemic and spread throughout the world. COVID-19 and new variants of the virus have caused and continue to cause significant loss of life and disruption to the global economy. Although by the end of September 30, 2021 our business, financial condition and operations did not experience a material effect from COVID-19, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business going forward.
In addition, during 2020 and through 2021, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced and continue to face delays or difficulty sourcing products, which negatively affected our business and financial results. If such supplier and manufacturer challenges continue or recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
Additionally, concerns over the economic impact of the COVID-19 pandemic have previously caused extreme volatility in financial and capital markets and may continue to do so in the future, which may materially adversely impact our stock price and our ability to access capital markets.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, new variants or mutations in the disease, the duration and extent of the pandemic, the effectiveness, timing and distribution of vaccines and treatments, travel restrictions and social distancing in the United States, the United Kingdom and other countries in Europe, the duration and extent of business closures and business disruptions and the effectiveness of actions taken to contain, treat and prevent the disease. If we or our retail customers continue to experience prolonged shutdowns or other business disruptions, our ability to conduct our business and, in turn, our liquidity, results of operations and financial condition, are likely to be materially and adversely affected.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 77% and 79% of our sales for the nine months ended September 30, 2021 and 2020, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 43% and 45% of our sales for the nine months ended September 30, 2021 and 2020, respectively. The termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of September 30, 2021, we had a reserve of $11.3 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including obligations to, among other things:
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
We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, such as the recent downturn caused by the COVID-19 pandemic, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. In addition, our business is subject to significant pressure on costs and pricing caused by constrained sourcing capacity and related inflationary pressure, the availability of qualified labor and related wage inflation, and associated changes in consumer demand. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including pandemics, terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our sales and harm our financial performance and profitability.

In addition to experiencing potentially lower sales of our products during times of economic difficulty, in an effort to maintain sales during such times, we may need to increase our promotional spending or sales allowances, or take other steps to encourage retailer and consumer purchases of our products. Those steps may lower our net sales or increase our costs, thereby decreasing our operating margins and lowering our profitability. Similarly, during periods of increased inflation or supply constraints, we have and may in the future need to increase our prices in order to cover increased costs of goods sold, which may reduce demand for our products and may not fully offset our increased costs.
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
Historically, a majority of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 44% and 48% of our sales for the nine months ended September 30, 2021 and 2020, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,094 as of September 30, 2021. We also have multiple distribution centers in the U.S. and the United Kingdom. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the nine months ended September 30, 2021 and 2020, our gross margins (exclusive of depreciation and amortization) were 38.5% and 38.7%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 76% and 77% of our sales for the nine months ended September 30, 2021 and 2020, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2021 and December 31, 2020, we recorded reserves of $0.4 million and $1.0 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

Our success depends, in part, on our ability to successfully manage our inventories.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, inventories at the end of the third quarter 2021 increased 94% over the prior year period, primarily from longer transit times due to the COVID-19 pandemic’s impact on the global supply chain, resulting in a significant amount of inventory being “in transit” as of September 30, 2021. If, as a result of longer transit times, consumer preferences have shifted by the time we receive inventory, demand for our products and our results of operations could be adversely affected. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.
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
Our intellectual property is a valuable asset of our business. As of September 30, 2021, we owned approximately 100 registered U.S. trademarks, 246 registered international trademarks, 27 pending U.S. trademark applications and 21 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our corporate headquarters and primary distribution facilities are located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Bath, England; Burbank, California; and Puyallup, Washington. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in 2020 and through 2021, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam and continue to evaluate production levels in our various factories spread throughout Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 29% and 26% of our sales for the nine months ended September 30, 2021 and 2020, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years, including as a result of our 2017 acquisition of Underground Toys and the formation of our subsidiary Funko UK, Ltd., through which we now sell directly to certain of our customers in Europe, the Middle East and Africa. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and ratified an agreement on the future trading relationship between the parties (the “UK-EU Trade and Cooperation Agreement” or “TCA”) in December 2020, relating to the future trading relationship between the parties. The TCA was approved by the European Parliament and the Council of the European Union on April 27, 2021. Political and economic uncertainty remains about how the relationship will evolve particularly regarding the Northern Ireland Protocol.
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

For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of September 30, 2021. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations—Nahas v. Funko, Inc. et al. and Dachev v. Funko, Inc. et al.—were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 25, 2020, the Dachev action was voluntarily dismissed. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and briefing on the motions to dismiss concluded on January 29, 2021. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021. On May 7, 2021, all defendants moved to dismiss the amended complaint; briefing on those motions concluded on July 17, 2021. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part.
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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. The Court found, inter alia, that “Funko’s statements regarding its financial disclosures were not materially false or misleading” and that “plaintiffs have not shown that Funko’s ‘opinion statements’ were false or that such statements were not simply corporate optimism or puffery.” On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019. The motion was fully briefed as of March 17, 2020, and oral argument on the motion was held on May 15, 2020. On August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs filed a notice of appeal to the Washington Court of Appeals on September 4, 2020. Briefing on the appeal concluded on June 1, 2021 and the Washington Court of Appeals heard argument on the appeal on September 17, 2021. On November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded it to the trial court for further proceedings.
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
Acquisitions have been a component of our growth and the development of our business and are likely to continue to be in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, expand our distribution capabilities and allow us to build additional capabilities and competencies. We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively distribute our products, market our products, develop our competencies or grow our business. For example, in the first quarter of 2021, we acquired a majority interest in TokenWave LLC, the developer of a mobile application for tracking and displaying non-fungible tokens, or NFTs, to accelerate our entry into the digital collectible space. We launched our first Digital Pop! NFT collection in the third quarter of 2021 and we currently plan to conduct future NFT “drops” on a regular cadence. The market and consumer demand for NFT and digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our development or future launch of NFT or digital collectible products, will be successful. In addition, NFT products have new and different risks than our other consumer products, including potential consumer litigation or regulatory challenge, which could harm our financial results.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. As of September 30, 2021, we had $177.6 million of indebtedness outstanding under our New Credit Facilities, consisting of $180.0 million outstanding under our New Term Loan Facility (net of unamortized discount of $2.5 million) and no outstanding borrowings under our New Revolving Credit Facility.

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
In addition, the New Credit Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:
•incur additional indebtedness;
•incur certain liens;
•consolidate, merge or sell or otherwise dispose of our assets;
•make investments, loans, advances, guarantees and acquisitions;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with affiliates;
•enter into sale and leaseback transactions in respect to real property;
•enter into swap agreements;
•enter into agreements restricting our subsidiaries’ ability to pay dividends;
•issue or sell equity interests or securities convertible into or exchangeable for equity interests;
•redeem, repurchase or refinance other indebtedness; and
•amend or modify our governing documents.
The restrictive covenants in the New Credit Agreement also require us to maintain specified financial ratios. While we have not previously breached and are not in breach of any of these covenants, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants and restrictions may be affected by events and factors beyond our control. Our failure to comply with any of these covenants or restrictions could result in an event of default under our credit facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our New Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons.
We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, including due to market volatility and uncertainty resulting from the COVID-19 pandemic. As discussed above, the New Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
ORGANIZATIONAL STRUCTURE RISKS
ACON has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. As of November 2, 2021, ACON holds approximately 31.1% of the combined voting power of our common stock through its ownership of 7,737,293 shares of our Class A common stock and 8,020,356 shares of our Class B common stock. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of November 2, 2021, collectively hold approximately 37.3% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

In addition, pursuant to the Stockholders Agreement between Funko, Inc., ACON, Fundamental and Brian Mariotti, our chief executive officer (the “Stockholders Agreement”), ACON has the right to designate certain of our directors, which we refer to as the ACON Directors, which will be three ACON Directors for as long as ACON directly or indirectly, beneficially owns, in the aggregate 35% or more of our Class A common stock, two ACON Directors for so long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 35% but at least 25% or more of our Class A common stock and one ACON Director for as long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 25% but at least 15% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Each of ACON, Fundamental, and Brian Mariotti, our current chief executive officer, will also agree to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ACON Directors and Mr. Mariotti for as long as he is our chief executive officer. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors; and (4) an ACON Director to be the chairperson of the board of directors (as defined in the amended and restated bylaws).
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 39,748,618 common units of FAH, LLC as of September 30, 2021, representing approximately 76.8% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
As of November 2, 2021, we had an aggregate of 160,070,137 shares of Class A common stock authorized but unissued, as well as approximately 11,927,574 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2021, 2,767,474 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,124,209 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of September 30, 2021, we had granted 1,010,481 shares of Class A common stock underlying stock options and 935,852 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On April 19, 2019, we filed a preliminary shelf registration statement on Form S-3 (as amended on May 13, 2019 and August 30, 2019, the "Form S-3") with the SEC. The Form S-3 was declared effective by the SEC on September 16, 2019 and will remain effective through September 15, 2022. The Form S-3 allows us to sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering which was completed on September 19, 2019, allows certain Original Equity Owners to sell 27,934,185 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Credit Agreement dated September 17, 2021, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC and Funko Games, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/22/2021

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: November 4, 2021	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)