Form 10-K
period 2021-12-31
Funko, Inc.
filed 2022-03-03
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $588.7 million.
As of March 1, 2022, the registrant had 40,197,814 shares of Class A common stock outstanding and 10,589,729 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•“Transactions” refers to certain organizational transactions that we effected in connection with our initial public offering ("IPO") in November 2017.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include, but are not limited to, the following:
•We are subject to risks related to the retail industry including, but not limited to, the impacts of the COVID-19 pandemic, potential negative impacts of global and regional economic downturns, changes in retail practices, and our ability to maintain and further develop relationships with our retail customers and distributors.
•As a purveyor of licensed pop culture consumer products, we are largely dependent on content development and creation by third parties, and are subject to a number of related risks including, but not limited to, the market appeal of the properties we license and the products we create.
•We are subject to risks related to the operation of our business, including, but not limited to, our ability to execute our business strategy, manage our growth and our inventories, and attract and retain qualified personnel.
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

PART I
ITEM 1. BUSINESS
Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the belief that everyone is a fan of something, and Funko aims to have something for every fan. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, board games, plush, homewares and digital non-fungible tokens ("NFTs"), which we make available at highly accessible price points. We believe we sit at the nexus of pop culture—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
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
Evolution of Content
Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. Additionally, there has been an increase in high-quality scripted television series as content providers vie for binge worthy shows to attract consumers. For example, in 2021 there were 559 original scripted series in the U.S., a 13% increase over 2020, according to FX networks research. We expect content providers such as Amazon, Apple, Disney, Warner Bros., Hulu, Netflix and NBCUniversal to continue to invest in new high-quality original content. The proliferation and globalization across content types has fostered fan loyalty and stimulated licensed product purchases.

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
Growing Cultural Relevance
As pop culture engagement has increased, we believe fandom has become a pastime, and fans are more openly passionate about all forms of pop culture. Social media is driving the importance of pop culture as fans increasingly want to engage with the content across their social communities to show affinity for their favorite content. Three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2019, drew close to half a million attendees in 2019, representing a sharp increase of over 80% from 2010. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across all demographic categories of fans. In 2020 and 2021, due to COVID-19 impacts on in-person events, many pop-culture conventions such as Comic Con International: San Diego, New York Comic Con and others were cancelled or pivoted to virtual events, which continued to attract and engage fans in the new virtual format.
Our Strategic Differentiation
Deep and Extensive Licensing Partnerships
We have strong licensing relationships with many established content providers, such as Disney, Warner Bros., Marvel, LucasFilm, NBCUniversal, Netflix, Epic Games, Blizzard Entertainment, the National Football League, the National Basketball Association and many more. We strive to partner with content providers across multiple genres, including movies, television, video games, anime, sports, and music. In 2021, we had license agreements with over 250 content providers covering over 1,000 licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios of licensed property in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.
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

For the years ended December 31, 2021, 2020 and 2019, no single property accounted for more than 7% of our sales, and the portion of our sales for the years ended December 31, 2021, 2020 and 2019 attributable to our top five properties was 20%, 22% and 23%, respectively. Additionally, the portion of our sales related to evergreen properties for the years ended December 31, 2021, 2020 and 2019 was approximately 67%, 66% and 51%, respectively.
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
In addition to offering multiple properties and product categories, we create and sell a variety of unique brands that have their own look and feel. Our brand portfolio includes Pop! and Loungefly as well as others such as Funko, Mystery Mini, Paka Paka, Vinyl Gold and Popsies. Pop! is our largest and most recognized brand that encompasses multiple product categories, including figures, accessories, apparel, games, bags and more. The portion of sales attributed to Pop! branded products in the years ended December 31, 2021, 2020 and 2019 was 74%, 76% and 79%, respectively. Loungefly branded products include stylized fashion accessories such as bags, wallets and backpacks as well as apparel. The portion of sales attributed to Loungefly branded products in the years ended December 31, 2021, 2020 and 2019 was 14%, 13% and 9%, respectively. Additionally, from time-to-time our in-house creative team creates new brands and products based on Funko’s own intellectual property and non-licensed board games.
Broad Consumer Appeal and Engagement
Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our consumers. We create products to appeal to a broad array of fans across consumer demographic groups. We strive to keep our products at an accessible price point, generally under $12 for our figure category, which allows our fans to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and categories. Our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or Star Wars Celebration. Additionally, we seek to drive direct engagement with our fans through in person experiences at our flagship retail stores and fan events, as well as digitally through our websites, mobile application and various social media platforms. In 2020, given the impact of COVID-19 on in-person events, we began conducting virtual events including multiple Funko Virtual Con events, to continue to drive engagement with fans. We continued this throughout 2021 with a few hybrid events (both in person and virtual) where we could safely do so. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.

Diversified Global Distribution Network
We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers, and e-commerce sites, as well as directly to consumers primarily through our owned websites and two flagship retail stores. We can provide our retail customers a customized product mix designed to appeal to their consumer bases. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, Fnac and Tesco. We believe some of our retail customers, such as Target and Walmart, view us as pop culture experts, and we help them manage their pop culture category. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.
Additionally, we are continuing to invest in our direct-to-consumer channel to expand our reach and further strengthen our relationship with our fan base. Our direct-to-consumer channel includes our own e-commerce websites in the U.S. and Europe as well as our two flagship retail stores located in the U.S.
Nimble Speed to Market Reflects “Fast Fashion” Product Development Process
Speed to market has become increasingly important as technological innovation has accelerated the pace of content discovery and sharing and the speed at which niche content can become mainstream. We have developed a nimble and low fixed-cost production model built on the strength of our in-house creative team as well as our relationships with content providers, retailers and third-party manufacturers. Our production model enables us to go from product design of a figure to the store shelf within 110 to 200 days and we can typically have it shipped from the factory in as few as 70 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. During 2021, we saw, and in 2022, we continue to see some delays with the global capacity constraints and the availability of shipping containers, but we have employed mitigation strategies to get product in the hands of our customer base as soon as feasible. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling certain new products in as few as 24 hours. As a result, we can dynamically manage our business to balance current content releases and pop culture trends with content based on classic evergreen properties.
Leading Design and Creative Capabilities
Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, our creativity and designs allow us to reinvigorate classic evergreen content by infusing a fresh, unique aesthetic into characters that enjoy enduring passion and nostalgia from fans. With the help of our in-house creative team, we have also begun to develop our own proprietary intellectual property as well as various non-licensed board games. As a result of our creative capabilities and broad portfolio of licenses, we create a substantial number of new products each year.
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
Additionally, we intend to strategically focus on growing within genres that we believe we have underpenetrated, such as anime, sports and music. We expect to do this by expanding our license portfolio, creating new products or designs that resonate with fans and strategically expanding our distribution of these products. Within anime, we continue to add new license relationships with multiple new properties. For example, in 2018 we recorded approximately $29.4 million in sales over 32 properties and in 2021 we recorded approximately $81.4 million in sales over 48 properties. In the sports category, we are continuing to leverage our broad range of sports licenses, which includes the NFL, NBA, NHL, WWE, English Premier League, MLB and more. In 2021, we launched Funko Gold, which is initially focused on sports and music figures in a head-to-toe stylized look. Additionally, within the music category, we are expanding our license base to include more artists for Pop! Albums, a product line introduced in 2020 under the Pop! brand that seeks to appeal to music fans by recreating iconic covers of music albums.
We expect to continue to utilize our in-house creative team to create new designs, products and brands that resonate with our core consumers. For example, in 2019 we launched Funko Vinyl Soda, a stylized collectible vinyl figure to that comes with the opportunity to be surprised by a rare chase piece.
Diversify our Revenue Streams through Product Innovation
We are leveraging Funko’s pop culture platform to diversify our revenue streams across product categories, channels and geographies. In addition to designing products to address both new and evergreen content, we have introduced new toy lines, board games and softlines to leverage our existing retail partnerships and open up potential new channels of distribution. In 2020, we added new non-licensed toy lines such as Snapsies and launched dozens of new offerings under our Funko Games brand, including Funkoverse branded games, and many other licensed games and non-licensed games. We also continually evaluate product innovations and potential acquisition targets to complement our existing product categories, lines and brands. For example, in 2017, we completed the acquisition of Loungefly, LLC (“Loungefly”), a designer of a variety of licensed pop culture fashion handbags, small leather goods and accessories, to expand and diversify our product offerings in our accessories category (the “Loungefly Acquisition”). In 2019, we acquired Forrest-Pruzan Creative LLC, a leading board game development studio, to help us expand our product offerings into the board game category and to develop the Funko Games brand. In 2021, we launched, through our acquisition of the majority interest in TokenWave, LLC, the Company's first NFTs. These exclusive digital card packs are currently sold on the WAX blockchain platform and have often sold out in a matter of minutes, with residual buyers still waiting in the queue.
Extend Funko’s International Reach
We believe the rise of pop culture and deep fan loyalty are global. We believe our sales are currently underpenetrated internationally as we generate the majority of our net sales in the United States. Sales generated from customers outside of the United States accounted for approximately 28%, 25% and 34% of our sales for the years ended December 31, 2021, 2020 and 2019, respectively. We are continuing to invest in the growth of our international business, primarily in Europe, both directly and through third party distributors. In 2020, we launched our own e-commerce website in Europe, www.funkoeurope.com, which initially served the U.K., Ireland, Spain, Germany, France and Italy, and has since expanded into six additional countries throughout Europe. We believe there are opportunities to further grow our sales in other regions, such as Latin America, Canada, Oceania and APAC, by expanding our direct sales to retailers or through distributor relationships.

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
Product Lines and Licenses
We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current or new release, and which are less subject to pop culture trends. Additionally, by utilizing our in-house creative team we have the ability to develop our own content and intellectual property as well as various board game offerings.
Our Products
Our current products principally fall within the following product categories:
Figures. Our figures category includes figures that celebrate pop culture icons in the form of stylized vinyl, blind-packed miniatures and action figures. These figures combine the pop culture properties we license with our own distinctive designs to create pop culture figures that appeal to a broad range of consumers at an affordable price point, often under one of our proprietary brands, such as Pop!, Mystery Minis, and Funko Soda. Additionally, from time to time we will create figures that are not licensed such as our Paka Paka brand.
Other. Our other category is comprised of stylized fashion accessories (including bags, backpacks and wallets); apparel; board games; plush products; accessories (including keychains, pens and pins); apparel (including t-shirts and hats); homewares (including drinkware and other home accessories); NFTs and other.
Our Brands and Designs
Under the Funko brand, we have multiple proprietary brands under which most of our products are marketed. Currently, our principal proprietary brands include Pop! and Loungefly.
Pop!, introduced in 2010, is our most well-recognized brand. The Pop! stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose. Our standard Pop! Vinyl figure stands about four inches tall. The Pop! brand has also been applied across many of our other product categories, including games, plush, accessories, apparel and homewares. Pop! branded products represented 74%, 76% and 79% of our sales in 2021, 2020, and 2019, respectively.
Our Loungefly branded products are generally fashion accessories including stylized handbags, backpacks, wallets, clothing, and other accessories. Loungefly branded products represented 14%, 13% and 9% in 2021, 2020 and 2019, respectively.
Other brands we market under include Mystery Minis, Paka Paka, and Popsies. In addition, we also develop product lines that we market under the broader Funko brand, such as Funko Games, Funko action figures, Funko Soda, Funko Plush, and Funko Gold product lines. We expect to continue to develop new product designs and lines, which may develop into proprietary brands in the future.

Our Licenses
Licensors. We have strong licensing relationships with many established content providers, such as Disney, HBO, LucasFilm, Marvel, Netflix, Pokémon, the National Football League, NBCUniversal, Epic Games, Blizzard Entertainment and Warner Bros. We seek to establish new licensing relationships with content providers in order to capitalize on new and emerging trends in pop culture. We believe we also provide value to content providers by maximizing the lifetime value of their content by extending its relevance to consumers through ongoing fan engagement.
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
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2021, 2020 and 2019, the average royalty rate was 15.7%, 16.1% and 15.9%, respectively. Our royalty expense for any given year will vary depending on the mix of products and properties sold during that year. For the years ended December 31, 2021, 2020 and 2019, we incurred royalty expenses of $162.0 million, $105.0 million and $126.8, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels.
In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, a portion of which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases. Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2021, 2020 and 2019, we recorded reserves of $0.7 million, $1.0 million and $2.4 million, respectively, related to prepaid royalties we estimated would not be recovered through sales.
For the year ended December 31, 2021, 26% of sales were related to the Company’s two largest license agreements (13% each) with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2020, 12% and 11% of sales were related to the Company’s two largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2019, 13%, 11% and 11% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales.
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

•Current Releases. Properties in the current release category typically are tied to new movie releases, current television series or new video game titles. These properties are intended to capitalize on the excitement of fans surrounding the launch of new content. Products that we design and sell based on new movie releases are expected to have a limited duration of market demand, depending on the popularity of the title. Examples of new movie releases are Spider-Man: No Way Home, Avengers Endgame, Space Jam 2. Additionally, products that we design and sell based on current television series or new video game titles are expected to have a market demand depending on the popularity and longevity of the title, which is generally expected to be multiple years. Examples of our current TV and video game properties include The Mandalorian, Dragon Ball Z, Naruto, My Hero Academia, Avatar: The Last Airbender. Examples of our current video game properties are Fortnite, Overwatch and Five Nights at Freddy’s.
We expect these categories and the properties they encompass to evolve over time as current content becomes classic evergreen and as new forms of pop culture content emerge. The percent of our sales attributable to classic evergreen and current releases may fluctuate in any given year based on the number and popularity of new content releases.
Product Design and Development
We believe our creative product designs and nimble speed to market are key reasons why content providers trust us with their properties and consumers passionately engage with our brands and products. We leverage our creative, art and sculpting teams to design and develop products in-house from inception to production. Our creative team layers our whimsical, fun and unique style onto the content we license to create product designs that resonate with consumers. Additionally, from time to time our creative team will develop new styles and products based on our own intellectual property. Our creative team is passionate about pop culture, and we believe we have a strong pipeline of talent given our culture and the opportunity we provide to work with the most relevant pop culture content. Our designers often work collaboratively with content providers in advance of new content releases to create unique, stylized products (both physical and digital) to maximize the value of their properties.
Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturers. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping from the factory in as few as 70 days and to the store shelf typically between 110 and 200 days, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. During 2021 we saw, and in 2022, we have seen some delays with the global capacity constraints and the availability of shipping containers, but employed mitigation strategies to get product in the hands of our customer base as soon as feasible. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours. We believe that this ability, coupled with the valuable data insights we have developed over the past decade and the increasing use of repeated franchise properties by content providers, reduces potential product risk to us.
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
While we purchase finished products from our manufacturers, the cost of our products is impacted by the cost of labor, as well as the cost, timing and/or availability of the principal raw materials used in the production and sale of our products, including vinyl, fabric, ceramics and plastics. All of these materials are readily available but may be subject to significant fluctuations in price or delays in shipping to the factories as a result of global capacity constraints. Although we do not manufacture our products, we own most of the tools and molds used in the manufacturing process, and generally these are transferable among manufacturers if we choose to employ alternative manufacturers.
Sales
We sell our products to a diverse network of customers throughout the world as well as directly to our consumers primarily through our own websites and two flagship retail stores. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, Fnac and Tesco. In addition to major retailers, we also sell our products to distributors for sale to small retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence.
We also sell our products directly to consumers through our e-commerce business, two flagship retail stores and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 11%, 8% and 4% of our sales for 2021, 2020 and 2019, respectively. Though our direct-to-consumer efforts have historically represented a small portion of our net sales, we intend to increase our focus on these efforts in the future. In 2020, we relaunched www.funko.com with an expanded product offering, and enhanced features and functionality, to serve our customers in the U.S., and we also launched www.funkoeurope.com to serve customers in the UK and several countries in Europe.
We believe we have a diverse customer base, with our top ten customers representing approximately 45%, 48% and 44%, of our 2021, 2020, and 2019 sales, respectively. No single customer accounted for over 10% of revenues during these periods.
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

We sell our products to our customers with payment terms typically varying from 30 to 90 days. We contract the manufacture of most of our products to third-party unaffiliated manufacturers primarily located in Vietnam, China and Mexico and ship those products to our warehouse or third-party logistics facilities in the United States, the United Kingdom and the Netherlands. While most of our sales originate in the United States and the United Kingdom from inventory we hold in our warehouses and third-party logistics locations, certain of our customers may take title to our products upon shipment from the factory or at the port.
We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2021 and 2020, we had reserves for sales allowances of $40.6 million and $28.0 million, respectively.
Marketing
We believe Funko’s trendsetting and nostalgia-based product assortment is a unique voice in the pop culture marketplace, and that our expansive retailer presence, high engagement rates across our owned channels, and devout fan base create fervor for the Funko brand. Our ability to effectively engage with our customers has resulted in a deep affinity for Funko and our products.
Funko continues to acquire new fans through high profile social media sites such as Facebook, Twitter, Instagram and YouTube. As of December 31, 2021, Funko’s Twitter handle, @OriginalFunko, had over one million followers. We continue to expand our reach globally through our compelling content, events and personal engagement with our fan base. For example, in 2019 we opened a 40,000-square foot retail-tainment experience on Hollywood Boulevard in Los Angeles, California to further increase our brand presence and create additional opportunities to engage with our fan base. We also plan to develop and implement new marketing programs aimed at driving traffic to our websites and new customer acquisition targeted to specific products and properties.
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

Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2021, we owned approximately 101 registered U.S. trademarks, 247 registered international trademarks, 29 pending U.S. trademark applications and 16 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
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
In relation to our sales and marketing activities, we are subject to various consumer protection rules and regulations promulgated and/or enforced by various federal and state regulators such as the U.S. Federal Trade Commission, and state attorneys general as well as non-U.S. regulatory authorities that relate to advertising, product delivery and other consumer-facing practices. In addition, our online products and services, including our e-commerce and digital communications activities, are or may be subject to U.S. and non-U.S. data privacy and cybersecurity laws, such as the U.S. Children’s Online Privacy Protection Act, the California Consumer Privacy Protection Act (“CCPA”), and the EU/UK General Data Protection Regulation (“GDPR”).
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

In addition to offering market competitive salaries and wages, we offer comprehensive health and 401(k) benefits to eligible employees. Our core benefits packages are supplemented with specific programs centered around voluntary benefits, paid time away from work and employee physical and mental well-being. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes adopting remote work policies for our corporate employees as appropriate, while also implementing significant safety measures designed to protect the health of all those working at or entering our distribution centers, retail outlets and other facilities that have remained open during the pandemic.
As of December 31, 2021, we employed 1,089 full-time employees. We employed 902 people in North America, 172 people in Europe and 15 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2021, 2020 and 2019 approximately 59%, 64% and 55%, respectively, of our net sales were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. The revenue distribution for the year ended December 31, 2020 was in part due to the COVID-19 pandemic, rather than typical seasonality, as we experienced weakened demand for our products in the first half of the year ended December 31, 2020, which had a negative impact on our net sales for the same period.
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

Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 3, 2022):

Name	Age	Position(s)
Andrew Perlmutter	44	Chief Executive Officer, Director
Brian Mariotti	54	Chief Creative Officer, Director
Jennifer Fall Jung	51	Chief Financial Officer
Tracy Daw	56	Chief Legal Officer and Secretary
Charles Denson	65	Chairman of the Board of Directors
Ken Brotman	56	Director
Diane Irvine	63	Director
Adam Kriger	55	Director
Sarah Kirshbaum Levy	51	Director
Michael Lunsford	54	Director
Executive Officers
Andrew Perlmutter has served as Funko, Inc.'s Chief Executive Officer and as a member of the Funko, Inc. board of directors since January 2022. Previously, Mr. Perlmutter served as the President of Funko, Inc. and FAH, LLC from October 2017 to January 2022. Mr. Perlmutter was the Senior Vice President of Sales of FAH, LLC from June 2013 until October 2017. Prior to joining FAH, LLC, he was a co-founder of Bottle Rocket Collective, a board and travel games company, where he oversaw product manufacturing and sales from December 2012 until December 2013. Prior to his time at Bottle Rocket Collective, he was a National Account Manager at The Wilko Group from August 2001 until December 2012, where he managed sales to a variety of major mass-market, specialty and online retailers. Mr. Perlmutter received a B.A. in Interpersonal Communications from Southern Illinois University. We believe Mr. Perlmutter’s knowledge of the pop culture industry and many years of experience as our President make him well-qualified to serve as a member of our board of directors.
Brian Mariotti has served as Funko, Inc.'s Chief Creative Officer since January 2022, prior to which Mr. Mariotti served as Funko, Inc.’s Chief Executive Officer since April 2017. Mr. Mariotti has been a member of Funko, Inc.’s board of directors since its formation in April 2017. Prior to the formation of Funko, Inc., Mr. Mariotti served as the Chief Executive Officer of FAH, LLC and as a member of FAH, LLC’s board of directors from October 2015 to April 2017, and as Chief Executive Officer of Funko Holdings LLC ("FHL") and as a member of FHL’s board of directors since May 2013. Mr. Mariotti also served as Chief Executive Officer of Funko, LLC since he acquired the business with a small group of investors in 2005. We believe Mr. Mariotti’s knowledge of the pop culture industry and many years of experience as our Chief Executive Officer make him well-qualified to serve as a member of our board of directors.
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

Tracy Daw has served as Funko, Inc.’s Chief Legal Officer and Secretary since March 2022 and as the Senior Vice President and General Counsel of FAH, LLC since July 2016. Previously, Mr. Daw served as Senior Vice President, General Counsel and Secretary from its formation in April 2017 to March 2022. Mr. Daw served as the General Counsel of INRIX, Inc. from April 2012 until July 2016, where he was responsible for global legal affairs, with emphasis on corporate and intellectual property matters. He also previously served in various roles at RealNetworks, Inc. from February 2000 until April 2012, including as Senior Vice President, Chief Legal Officer and Corporate Secretary, where he managed the company’s global legal affairs and corporate development efforts. From 1990 to 2000, Mr. Daw was a member of the law firm of Sidley Austin LLP, where he was a partner. Mr. Daw received a J.D. from the University of Michigan Law School and a B.S. in Industrial and Labor Relations from Cornell University.
Directors
Charles Denson has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Denson has served as the President and Chief Executive Officer of Anini Vista Advisors, an advisory and consulting firm, since March 2014. From February 1979 until January 2014, Mr. Denson held various positions at NIKE, Inc., where he was appointed to several management roles, including, in 2001, President of the NIKE Brand, a position he held until January 2014. Mr. Denson also serves on the board of directors of several privately held organizations. Mr. Denson received a B.A. in Business from Utah State University. We believe Mr. Denson’s extensive experience in brand building, brand management and organizational leadership in the public company context makes him well-qualified to serve as the Chairman of our board of directors.
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
Diane Irvine has served on the board of directors of Funko, Inc. and FAH, LLC since August 2017. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of Farfetch Limited (on whose board she has served since August 2020), Yelp Inc. (on whose board she has served since November 2011), and D.A. Davidson Companies (on whose board she has served since January 2018). She previously served on the boards of directors of Casper Sleep Inc. from August 2019 to January 2022, XO Group Inc. from November 2014 to December 21, 2018, Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine’s extensive public company management experience and financial expertise make her well-qualified to serve on our board of directors.

Adam Kriger has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Kriger is an Executive Partner at ACON Investments, which he joined in August 2017. Mr. Kriger also served as Chief Executive Officer and a director of ACON S2 Acquisition Corp., a public special purpose acquisition company, from July 2020 to October 2021. Before that, Mr. Kriger served as the Senior Vice President of Global Strategy for McDonald’s Corporation from December 2001 until March 2015. He also previously served as the Senior Vice President of Global Strategy for Starwood Hotels & Resorts Worldwide from 1998 until 1999, and as the Vice President of Strategy and Development for The Walt Disney Company from 1988 until 1990, and then again from 1992 until 1998. Mr. Kriger serves on the boards of several non-profit organizations and private companies. Mr. Kriger received an M.B.A. from Harvard Business School and a B.A. in Quantitative Economics from Stanford University. We believe Mr. Kriger’s extensive strategic, risk management and organizational leadership experience in the public company context make him well-qualified to serve on our board of directors.
Sarah Kirshbaum Levy has served on the board of directors of Funko, Inc. since September 2019. Ms. Levy has served as the Chief Executive Officer and a director of Betterment, LLC, a financial advisory company, since December 2020. Ms. Levy previously served as the Chief Operating Officer of Viacom Media Networks, a division of the entertainment and media company, ViacomCBS, from 2016 through January 2020, where she was responsible for overseeing global strategy, finance and operations for the division. Prior to her appointment at Viacom Media Networks, Ms. Levy was Chief Operating Officer at Nickelodeon from 2005 to 2016. She sits on the board of Lucius Littauer Foundation, which makes grants in the areas of education, social welfare, health care, and Jewish studies. She also sat on the board of ACON S2 Acquisition Corp., a public special purpose acquisition company, from September 2020 through October 2021, where she served on the Audit and Compensation Committees. Ms. Levy received an M.B.A. and B.A. in Economics from Harvard University. We believe Ms. Levy’s extensive experience in entertainment and media, in particular her familiarity with consumer products licensing, make her well-qualified to serve on our board of directors.
Michael Lunsford has served on the board of directors of Funko, Inc. since October 2018. Mr. Lunsford served as an Advisor and Vice President of McClatchy, Inc. from 2017 to September 2020. Mr. Lunsford previously served as the Chief Executive Officer of SK Planet, Inc. from 2013 until 2018 and as interim Chief Executive Officer of shopkick, Inc. in 2016. From 2008 to 2013, Mr. Lunsford held various management roles with RealNetworks, Inc., including interim Chief Executive Officer and Executive Vice President and General Manager of RealNetworks’ Core Business and Chief Executive Officer of Rhapsody. Mr. Lunsford also served on the board of directors of shopkick, Inc. from 2013 to 2018, and on the boards of directors of various portfolio companies owned by SK Planet, Inc. from 2013 to 2018. From 2014 to 2018, Mr. Lunsford served on the board of directors of the University of North Carolina Board of Visitors and IslandWood. Mr. Lunsford received an M.B.A. and a B.A. in Economics from The University of North Carolina. We believe Mr. Lunsford’s broad management, retail and e-commerce experience make him well-qualified to serve on our board of directors.
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
BUSINESS, ECONOMIC, MARKET AND OPERATING RISKS
The COVID-19 pandemic adversely impacted our business in 2020. Ongoing impacts of the COVID-19 pandemic or its variants could materially adversely impact our business, financial condition and results of operations going forward.
In 2020, the COVID-19 outbreak was declared a pandemic and spread throughout the world. COVID-19 and new variants of the virus have caused and continue to cause significant loss of life and disruption to the global economy. Although by the end of December 31, 2021 our business, financial condition and operations did not experience a material effect from COVID-19, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business going forward.
In addition, during 2020 and through 2021, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced and continue to face delays and difficulty sourcing products, and significant increases in shipping costs, which have negatively affected our business and financial results. If such supplier and manufacturer challenges continue or recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer and chief creative officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 74%, 74% and 73% of our sales for the years ended December 31, 2021, 2020 and 2019, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 43%, 41% and 38% of our sales for the years ended December 31, 2021, 2020 and 2019, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2021, we had a reserve of $12.6 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
In addition to experiencing potentially lower sales of our products during times of economic difficulty, in an effort to maintain sales during such times, we may need to increase our promotional spending or sales allowances, or take other steps to encourage retailer and consumer purchases of our products. Those steps may lower our net sales or increase our costs, thereby decreasing our operating margins and lowering our profitability. During periods of increased inflation or supply constraints, like we are currently facing, we have increased prices of certain products, and may in the future need to increase our prices further in order to cover increased costs of goods sold, which may reduce demand for our products and may not fully offset our increased costs.
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 45%, 48% and 44% of our sales for the years ended December 31, 2021, 2020 and 2019, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,089 as of December 31, 2021. We also have multiple distribution centers in the U.S. and the United Kingdom. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested in the development of a new enterprise resource planning system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the years ended December 31, 2021, 2020 and 2019, our gross margins (exclusive of depreciation and amortization) were 37.0%, 38.2% and 35.5%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
The interests of consumers evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate both the products and the movies, TV shows, video games, music, sports and other content releases (including the related characters) that will appeal to consumers and quickly develop and introduce products that can compete successfully for consumers’ limited time, attention and spending. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of products and content that compete for consumers’ interest and acceptance, create an environment in which some products and content can fail to achieve consumer acceptance, while others can be popular during a certain period of time but then be rapidly replaced. As a result, consumer products, particularly those based on pop culture such as ours, can have short life cycles. In addition, given the growing market for digital products and the increasingly digital nature of pop culture, there is also a risk that consumer demand for physical products may decrease over time. If we devote time and resources to developing and marketing products that consumers do not find appealing enough to buy in sufficient quantities, our sales and profits may decline, and our business performance may be damaged. Similarly, if our product offerings fail to correctly anticipate consumer interests, our sales and earnings will be adversely affected.
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brands, particularly Pop!. Sales of our Pop! branded products accounted for approximately 74%, 76% and 79% of our sales for the years ended December 31, 2021, 2020 and 2019, respectively. If consumer demand for our Pop! branded products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. For the years ended December 31, 2021, 2020 and 2019, we recorded reserves of $0.7 million, $1.0 million and $2.4 million respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
Our success depends, in part, on our ability to successfully manage our inventories.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, inventories at the end of the fourth quarter 2021 increased 178% over the prior year period, primarily from longer transit times due to the COVID-19 pandemic’s impact on the global supply chain, resulting in a significant amount of inventory being “in transit” as of December 31, 2021. If, as a result of longer transit times, consumer preferences have shifted by the time we receive inventory, demand for our products and our results of operations could be adversely affected. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.
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
Our intellectual property is a valuable asset of our business. As of December 31, 2021, we owned approximately 101 registered U.S. trademarks, 247 registered international trademarks, 29 pending U.S. trademark applications and 16 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our Chief Executive Officer, Andrew Perlmutter, and our former Chief Executive Officer and current Chief Creative Officer since January 3, 2022, Brian Mariotti. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.

In addition, competition for qualified personnel is intense. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. Our headquarters is located near Seattle and competition in the Seattle area for qualified personnel, particularly those with technology-related skills and experience, is intense due to the increasing number of technology and e-commerce companies with a large or growing presence in Seattle, some of whom have greater resources than us and may be located closer to the city of Seattle than we are. In 2021, we also faced and we continue to face higher than normal recruitment and personnel costs in efforts to seek and retain qualified personnel.
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
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 59.0%, 64.0% and 55.0%, of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
In addition, while we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, and we have the right to monitor compliance by our third-party manufacturers with our manufacturing requirements and to oversee the quality control process at our manufacturers’ factories, there is risk that one or more of our third-party manufacturers will not comply with our requirements, and that we will not promptly discover such non-compliance. For example, the Consumer Product Safety Improvement Act of 2008 (the "CPSIA") limits the amounts of lead and phthalates that are permissible in certain products and requires that our products be tested to ensure that they do not contain these substances in amounts that exceed permissible levels. In the past, products manufactured by certain of our third-party manufacturers have tested positive for phthalates. Though the amount was not in excess of the amount permissible under the CPSIA, we cannot guarantee that products made by our third-party manufacturers will not in the future contain phthalates in excess of permissible amounts, or will not otherwise violate the CPSIA, other consumer or product safety requirements, or labor or other applicable requirements. Any failure of our third-party manufacturers to comply with such requirements in manufacturing products for us could result in damage to our reputation, harm our brand image and sales of our products and potentially create liability for us.
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
Our corporate headquarters and primary distribution facilities are currently located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Burbank, California; Puyallup, Washington, and Eindhoven, Netherlands, and we also recently announced our intention to consolidate our distribution facilities in the U.S. into a new facility in Buckeye, Arizona. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is currently the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington or Arizona in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, in 2020 and through 2021, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 28%, 25% and 34% of our sales for the years ended December 31, 2021, 2020 and 2019, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•currency conversion risks and currency fluctuations;
•limitations on the repatriation of earnings;
•potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business;
•political instability, civil unrest, war and economic instability, such as the current situation with Ukraine and Russia;
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, and other countries have been escalating in recent years. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the products we purchase from manufacturers in China have been or may in the future be subject to these tariffs, which could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. More recently, the U.S. government enacted the Uyghur Forced Labor Prevention Act, which bars the importation into the United States of products made from forced labor in the Xinjiang region of China. The Xinjiang region of China is the source of a large portion of the world's cotton supply and this import ban may impact prices and the availability of cotton for our clothing products.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and ratified an agreement on the future trading relationship between the parties (the “UK-EU Trade and Cooperation Agreement” or “TCA”). The agreement, which entered into force May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of December 31, 2021. As of the date of this Annual Report on Form 10-K, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that we had a material weakness in our internal control over financial reporting.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The original complaint alleged that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit sought, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act; shortly thereafter, the Western District of Washington action was voluntarily dismissed. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON. The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020, and on February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
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
On June 11, 2021, one of those purported stockholders filed an additional derivative action, captioned Silverberg v. Mariotti, et al., was filed in the Court of Chancery of the State of Delaware. In response, on July 8, 2021, the Company moved to stay and dismiss the action. On December 1, 2021, Silverberg stipulated to a stay of the action pending resolution of Ferreira v. Funko, Inc., et al., Case No. 2:20-cv-02319.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss that complaint on December 5, 2019 and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, we filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. That petition is pending, and accordingly the case has not yet been remanded to the trial court.
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
The cases in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On February 14, 2022, we moved to dismiss the complaint. A briefing schedule on the motion to dismiss has not yet been set.
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
Acquisitions have been a component of our growth and the development of our business and are likely to continue to be in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, expand our distribution capabilities and allow us to build additional capabilities and competencies. We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively distribute our products, market our products, develop our competencies or grow our business. For example, in the first quarter of 2021, we acquired a majority interest in TokenWave LLC, the developer of a mobile application for tracking and displaying non-fungible tokens, or NFTs, to accelerate our entry into the digital collectible space. We launched our first Digital Pop! NFT collection in the third quarter of 2021 and we currently plan to conduct future NFT “drops” on a regular cadence. The market and consumer demand for NFT and digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our development or future launch of NFT or digital collectible products, will be successful. We may have increased financial and reputational risks if there is a security or system failure or if there is a failure to launch one or more products. In addition, NFT products have new and different risks than our other consumer products, including potential consumer litigation or regulatory challenge, which could harm our financial results.
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism, and global pandemics. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. We are also in process of upgrading our enterprise resource planning software globally, beginning in the United States. If the potential upgrades are not successful or result in delays, our business could be disrupted or harmed.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. As of December 31, 2021, we had $173.2 million of indebtedness outstanding under our New Credit Facilities, consisting of $173.2 million outstanding under our New Term Loan Facility (net of unamortized discount of $2.3 million) and no outstanding borrowings under our New Revolving Credit Facility.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. Based on a Form 4, filed on February 18, 2022, ACON holds approximately 34.2% of the combined voting power of our common stock through its ownership of 9,604,766 shares of our Class A common stock and 7,789,936 shares of our Class B common stock, as of March 1, 2022. Accordingly, ACON will have significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.
Additionally, the Continuing Equity Owners who, as of March 1, 2022, collectively hold approximately 40.5% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
In addition, pursuant to the Stockholders Agreement between Funko, Inc., ACON, Fundamental and Brian Mariotti, our chief creative officer (the “Stockholders Agreement”), ACON has the right to designate certain of our directors, which we refer to as the ACON Directors, which will be two ACON Directors for as long as ACON directly or indirectly, beneficially owns, in the aggregate, less than 35% but at least 25% or more of our Class A common stock and one ACON Director for as long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 25% but at least 15% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Each of ACON, Fundamental, and Brian Mariotti, our chief creative officer, will also agree to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ACON Directors. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 40,088,451 common units of FAH, LLC as of December 31, 2021, representing approximately 77.3% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Holders, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement between FAH, LLC, the Continuing Equity Owners and us. Funds we receive from FAH, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in FAH, LLC, or the purchase of additional common units in FAH, LLC, along with a recapitalization of all of the outstanding common units in FAH, LLC. To the extent we do not take such actions and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock.

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

OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of March 1, 2022, we had an aggregate of 159,802,186 shares of Class A common stock authorized but unissued, as well as approximately 11,752,329 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2021, 2,680,487 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,101,114 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of December 31, 2021, we had granted 1,002,556 shares of Class A common stock underlying stock options and 919,980 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
•only the chairperson of our board of directors or a majority of our board of directors may call special meetings of our stockholders;
•we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may not be taken by written consent in lieu of a meeting;
•our amended and restated certificate of incorporation and our amended and restated bylaws may be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of the votes which all our stockholders would be entitled to cast in any annual election of directors and our amended and restated bylaws may also be amended or repealed by a majority vote of our board of directors;
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

We currently have chosen to take advantage of each of the exemptions described above. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We will be an emerging growth company until December 31, 2022. We cannot predict if investors will find our Class A common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock.
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
We have in the past identified material weaknesses in our internal control over financial reporting. As a result of any other material weakness that may be identified in the future, our senior management may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.
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
Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2022 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.
If our or our third-party providers' electronic data is compromised our business could be significantly harmed.
We rely extensively on various information technology systems and software applications (collectively “IT Systems”) for internal and external operations and while we operate certain of these IT Systems, we also rely on third-party providers for a host of technologies, products and services. In addition, in the ordinary course of business, both we and our third-party providers collect, process and maintain significant amounts of data electronically, including proprietary and confidential business information as well as personal information. This data relates to all aspects of our business, including but not limited to current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data.
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
We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. Threat actors are becoming more sophisticated and increasingly using techniques designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Such attacks may involve internal or external actors, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems, human error, social engineering, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation or regulatory actions, to additional costs for remediation and compliance, as well to liabilities and loss of business that could be material. Global consumer protection, data privacy and cybersecurity legal requirements, such as under the GDPR and CCPA, are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021, or in certain cases, 2023, may adversely affect the market value of our current or future debt obligations.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, discontinued certain tenors of LIBOR in 2021, and the remaining tenors are expected to be discontinued by 2023. The Secured Overnight Financing Rate ("SOFR"), which is a new index calculated by short-term repurchase agreements and is backed by U.S. Treasury securities, has been proposed as an alternative to LIBOR. The market transition away from LIBOR towards SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and we are uncertain what impact the transition away from LIBOR may have on our business, financial results, and operations.
Any impairment in the value of our goodwill or other assets could adversely affect our financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2021, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Offices, Main Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2026
Warehouse and Distribution Facility	Everett, Washington	119,000	January 31, 2023
Corporate Headquarters and Retail Store	Everett, Washington	99,000	January 31, 2027
Warehouse and Distribution Facility	Everett, Washington	83,000	January 31, 2023
Administrative Offices	Everett, Washington	52,000	January 31, 2032
Office and Warehouse Facility	Everett, Washington	21,000	January 31, 2025
Warehouse and Distribution Facility	Puyallup, Washington	142,000	July 31, 2022
Administrative Offices, Licensing and Apparel Sales	Burbank, California	15,000	December 31, 2024
Retail Store	Hollywood, California	40,000	March 31, 2030
Warehouse and Distribution Facility	Buckeye, Arizona	862,000	October 31, 2032
Warehouse and Administrative Offices	Coventry, England	349,000	July 7, 2029
Sales and Administrative Offices	London, United Kingdom	11,000	June 27, 2027
For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. In September 2021, we entered into a lease agreement for a Warehouse and Distribution Facility in Buckeye, Arizona. We expect to begin utilization of that facility in the second quarter of 2022. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.
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
Holders of Record
As of March 1, 2022, there were 11 stockholders of record of our Class A common stock. As of March 1, 2022, there were 14 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2021.
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

Stock Performance Graph
The following graph and table illustrate the total return from November 2, 2017 through December 31, 2021, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on November 2, 2017 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	11/2/2017	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Funko, Inc.	100.00	94.06	186.00	242.72	146.82	265.91
Russell 2000	100.00	102.89	91.56	114.93	137.87	158.30
Russell 2000 Consumer Discretionary	100.00	108.40	141.97	122.60	155.65	199.87

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2019, including a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, have been reported previously under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel and homewares.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2021	2020
	(in thousands)
Net sales	$1,029,293	$652,537
Net income	$67,854	$9,763
EBITDA (1)	$133,277	$66,868
Adjusted EBITDA (1)	$149,931	$80,216
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.
Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefited from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Pop! brand, which represented approximately 74% and 76% of our sales for the years ended December 31, 2021 and 2020, respectively, and which is sold across multiple product categories.

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
Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 45% and 48% of our sales for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, we saw shifts in our client mix as a direct result of the COVID-19 pandemic and the related retail shutdowns and limited store occupancy upon reopening.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. We continue to have dedicated shelf space for our products in a variety of aisles in mass-market retailer and specialty stores, with our growing diversified product offerings. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce.
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
Content Mix
The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. For example, in 2020 there was a lack of new content releases due to the impact of COVID-19 on new content production and the movie theater industry. Due to this impact, the percent of our sales attributable to classic evergreen properties was higher compared to historical trends. In addition, over time, we have continued to increase our number of active properties. An active property is a property from which we generate sales of products during a given period. For the years ended December 31, 2021 and 2020, we had sales of our products across 955 and 854 properties, respectively.
Our results of operations may also fluctuate significantly from quarter to quarter or year to year depending on the timing and popularity of new product releases and related content releases. Sales of a certain product or group of products tied to a particular property can dramatically increase our net sales in any given quarter or year. While we expect to see growth in the number of properties and products over time, we expect that the number of active properties and the sales per active property will fluctuate from quarter to quarter or year over year based on what is relevant in pop culture at that time and the types of properties we are producing. In addition, despite our efforts to diversify the properties on which we base our products, if the performance of one or more of these properties fail to meet expectations or are delayed in their release, our operating results could be adversely affected.

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
We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel, games homewares and NFTs, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations, our retail stores and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.
Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. We evaluate the need for price increases along with other incentive arrangements and cost of product to help manage gross margins. In 2021, we instituted price increases for certain of our products and we expect to see the impact of those increases in 2022 and beyond. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are included in cost of sales.
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
Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer mix due to varying shipping terms and other factors. In 2021, we experienced significant increases in shipping rates dues to the global capacity constraints and the availability of shipping containers.
We anticipate inflationary pressures throughout our supply chain in future periods, specific to shipping and, to a lesser extent, product costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses are primarily driven by wages, commissions and benefits, warehouse, fulfillment (internal and external), rent and facilities costs, infrastructure and technology costs, advertising and marketing expenses, including the costs to participate at specialty licensing and comic book conventions and exhibitions, as well as costs to develop promotional video and other online content created for advertising purposes. Credit card fees, insurance, legal expenses, other professional expenses and other miscellaneous operating costs are also included in selling, general and administrative expenses. Selling costs generally correlate to revenue timing and therefore experience similar moderate seasonal trends. We anticipate inflationary pressures paired with the competition for talent to increase wages, commissions and benefits expense in future periods. We expect general and administrative costs to increase as our business evolves.
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

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth information comparing the components of net income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Period over Period Change
	2021	2020	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$1,029,293	$652,537	$376,756	57.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	648,302	403,392	244,910	60.7%
Selling, general, and administrative expenses	244,331	181,234	63,097	34.8%
Depreciation and amortization	41,195	44,368	(3,173)	(7.2)%
Total operating expenses	933,828	628,994	304,834	48.5%
Income from operations	95,465	23,543	71,922	nm
Interest expense, net	7,167	10,712	(3,545)	(33.1)%
Loss on extinguishment of debt	675	—	675	nm
Other expense, net	2,708	1,043	1,665	nm
Income before income taxes	84,915	11,788	73,127	nm
Income tax expense	17,061	2,025	15,036	nm
Net income	67,854	9,763	58,091	nm
Less: net income attributable to non-controlling interests	23,954	5,802	18,152	nm
Net income attributable to Funko, Inc.	$43,900	$3,961	$39,939	nm
Net Sales
Net sales were $1.0 billion for the year ended December 31, 2021, an increase of 57.7% compared to $652.5 million for the year ended December 31, 2020. In addition to the impacts of the COVID-19 pandemic for the year ended December 31, 2020, the increase in net sales was also due increased sales to our specialty retailers, commerce sites, direct-to-consumer and distributor customers.
In the year ended December 31, 2021, the number of active properties increased 12.0% to 955 from 854 in the year ended December 31, 2020, and average net sales per active property increased 41.0% to $1.1 million for the year ended December 31, 2021 from $0.8 million for the year ended December 31, 2020. While we expect to see growth in the number of active properties over time, we expect that the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.
On a geographical basis, net sales in the United States increased 52.2% to $743.8 million in the year ended December 31, 2021 as compared to $488.8 million in the year ended December 31, 2020, net sales in Europe increased 91.7% to $214.7 million in the year ended December 31, 2021 from $112.0 million in the year ended December 31, 2020 and net sales in other international locations increased 36.7% to $70.7 million in the year ended December 31, 2021 from $51.7 million in the year ended December 31, 2020. On a product category basis, net sales of Pop! branded products increased 54.3% to $767.6 million in the year ended December 31, 2021 as compared to $497.3 million in the year ended December 31, 2020. Net sales of Loungefly branded products increased 65.7% to $140.6 million in the year ended December 31, 2021 as compared to $84.8 million in the year ended December 31, 2020. Net sales of other products increased 72.1% to $121.2 million in the year ended December 31, 2021 as compared to $70.4 million the year ended December 31, 2020.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $648.3 million for the year ended December 31, 2021, an increase of 60.7%, compared to $403.4 million for the year ended December 31, 2020. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of the increase in net sales, which drove a $113.6 million increase in product costs, a $75.6 million increase in shipping and freight costs and a $56.6 million increase in royalty expenses.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 37.0% for the year ended December 31, 2021, compared to 38.2% for the year ended December 31, 2020. Gross margin (exclusive of depreciation and amortization) decreased 120 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020, due primarily to global supply chain capacity constraints driving increased freight costs, partially offset by improved global product margins. We expect the increased freight costs to continue at least through early 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $244.3 million for the year ended December 31, 2021, an increase of 34.8%, compared to $181.2 million for the year ended December 31, 2020. The increase was driven primarily by a $38.8 million increase in personnel expenses and commissions, a $9.4 million increase in advertising and marketing, a $4.2 million increase in professional fees, a $3.3 million increase in facilities and rent, and a $2.9 million increase in equity-based compensation. In 2020, selling, general, and administrative expenses decreased in response to the COVID-19 pandemic and efforts to reduce costs and preserve liquidity. For the year ended December 31, 2021, such restrictions were lifted to support current year and future net sales growth opportunities.
Selling, general, and administrative expenses were 23.7% of sales for the year ended December 31, 2021, compared to 27.8% of sales for the year ended December 31, 2020, primarily due to the increase in net sales outpacing selling, general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization expense was $41.2 million for the year ended December 31, 2021, compared to $44.4 million for the year ended December 31, 2020, primarily driven by the type and timing of assets placed into service.
Interest Expense, Net
Interest expense, net was $7.2 million for the year ended December 31, 2021, a decrease of 33.1%, compared to $10.7 million for the year ended December 31, 2020. The decrease in interest expense, net was due to lower interest rates and lower average balances of debt outstanding during the year ended December 31, 2021.
Loss on debt extinguishment
As a result of the debt refinancing in September 2021, $0.7 million loss on debt extinguishment was recorded for the year ended December 31, 2021 as unamortized debt financing fees were written-off.
Income Tax Expense
Income tax expense was $17.1 million for the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020. The increase was primarily due to an increase in income before income taxes of $73.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Net Income
Net income was $67.9 million for the year ended December 31, 2021, compared to $9.8 million for the year ended December 31, 2020. The increase in net income was primarily the result of the increase in net sales and decreases in interest expense, net, offset by increases in cost of goods sold, selling, general and administrative for the year ended December 31, 2021 as compared to the year ended December 31, 2020, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss of extinguishment of debt, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments, and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, reallocation of net income attributable to non-controlling interests, non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments, and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, certain severance, relocation and related costs, foreign currency transaction gains and losses, Tax Receivable Agreement Liability adjustments and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands, except per share data)
Net income attributable to Funko, Inc.	$43,900	$3,961
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	23,954	5,802
Equity-based compensation (2)	12,994	10,116
Loss on extinguishment of debt (3)	675	—
Certain severance, relocation and related costs (4)	277	2,190
Foreign currency transaction loss (5)	1,118	955
Tax receivable agreement liability adjustments (6)	1,590	87
Income tax expense (7)	(8,331)	(4,259)
Adjusted net income	$76,177	$18,852
Weighted-average shares of Class A common stock outstanding-basic	38,392	35,271
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	15,437	16,227
Adjusted weighted-average shares of Class A stock outstanding-diluted	53,829	51,498
Adjusted earnings per diluted share	$1.42	$0.37

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income	$67,854	$9,763
Interest expense, net	7,167	10,712
Income tax expense	17,061	2,025
Depreciation and amortization	41,195	44,368
EBITDA	$133,277	$66,868
Adjustments:
Equity-based compensation (2)	12,994	10,116
Loss on extinguishment of debt (3)	675	—
Certain severance, relocation and related costs (4)	277	2,190
Foreign currency transaction loss (5)	1,118	955
Tax receivable agreement liability adjustments (6)	1,590	87
Adjusted EBITDA	$149,931	$80,216
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)Represents write-off of unamortized debt financing fees for the year ended December 31, 2021.
(4)Represents certain severance, relocation and related costs. For the year ended December 31, 2021, includes charges related to one-time relocation costs for U.S. warehouse personnel in connection with the new opening of a warehouse and distribution facility in Buckeye, Arizona and residual severance payments related to the global workforce reduction implemented in response to the COVID-19 pandemic. For the year ended December 31, 2020, includes charges related to the global workforce reduction implemented in response to the COVID-19 pandemic and impairment related charges to the right-of-use leased and fixed assets related to Funko Animation Studios.
(5)Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.
(6)Represents recognized adjustments to the tax receivable agreement liability.
(7)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for the years ended December 31, 2021 and 2020.

Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.
On September 17, 2021, the Company, entered into a new credit agreement (the “New Credit Agreement”) providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the Company’s $235.0 million term loan facility (the "Former Term Loan Facility") and its $75.0 million revolving credit facility (the “Former Revolving Credit Facility” and together with the Former Term Loan Facility, the “Former Credit Facilities”). The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
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

Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$87,362	$108,739
Net cash used in investing activities	(27,381)	(18,482)
Net cash used in financing activities	(28,628)	(63,338)
Effect of exchange rates on cash and cash equivalents	(51)	107
Net increase in cash and cash equivalents	$31,302	$27,026
Operating Activities. Our net cash provided by operating activities consists of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities was $87.4 million for the year ended December 31, 2021, compared to $108.7 million for the year ended December 31, 2020. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to changes in working capital, which decreased net cash provided by operating activities by $71.9 million and were primarily due to increases in accounts receivable, net, inventory, and prepaid expenses and other assets of $76.7 million, $110.0 million and $8.6 million, respectively, and increases in accrued expenses and other liabilities, accounts payable, accrued royalties, and income taxes payable of $55.7 million, $40.2 million, $11.7 million and $15.8 million, respectively. The decrease in net cash provided by operating activities was also offset by an increase in net income, excluding non-cash adjustments of $50.5 million, driven primarily by an increase in net sales.
Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2021, net cash used in investing activities was $27.4 million, which was used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines.
For the year ended December 31, 2020, net cash used in investing activities was $18.5 million and which was used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines.
Financing Activities. Our financing activities primarily consist of proceeds from stock issuances, the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to members and the payment of contingent consideration.
For the year ended December 31, 2021, net cash used in financing activities was $28.6 million, primarily related to payments under the Tax Receivable Agreement of $1.7 million, distributions to the Continuing Equity Owners of $9.3 million, and net payments on the Term Loan Facility of $18.4 million, partially offset by $3.8 million proceeds from the exercise of equity-based options.
For the year ended December 31, 2020, net cash used in financing activities was $63.3 million, primarily related to payments under the Tax Receivable Agreement of $4.6 million, distributions to the Continuing Equity Owners of $3.6 million, net payments on the Term Loan Facility of $26.4 million, and net payments on the Revolving Credit Facility of $26.8 million, partially offset by $0.2 million proceeds from the exercise of equity-based options.

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
As noted above, on September 17, 2021, we entered into the New Credit Facilities which, as amended, are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
The New Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ending on December 31, 2021. The New Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
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

In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending December 31, 2021 are 2.50:1.00 and 1.25:1.00, respectively.
As of December 31, 2021 and December 31, 2020, we were in compliance with all covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.
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
As of December 31, 2021, we had $83.6 million of cash and cash equivalents and $167.6 million of working capital, compared with $52.3 million of cash and cash equivalents and $120.7 million of working capital as of December 31, 2020. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.

Future Sources and Uses of Liquidity
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity.
Credit Facilities. On September 17, 2021, the Company entered into the New Credit Facilities. For a discussion of our Credit Facilities, see Note 10, Debt of the notes to our consolidated financial statements.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. For a description of the Company's future maturities of debt, see Note 10, Debt, and for a description of the Company's operating lease agreements, see Note 11, Leases. See Note 13 "Liabilities under Tax Receivable Agreement" in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our obligations under the Tax Receivable Agreement. See Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of other material contractual obligations.
Additional future liquidity needs may include public company costs, tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including future enterprise resource planning (ERP) system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
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
The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we have adopted, or will adopt, new or revised accounting standards upon or prior to required public company adoption dates. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
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
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2021, we recorded a prepaid asset of $4.7 million, net of a reserve of $0.7 million. As of December 31, 2020, we recorded a prepaid asset of $6.3 million, net of a reserve of $1.0 million.
We record a royalty liability as revenues are recognized based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of income. Royalty expenses for the years ended December 31, 2021 and 2020, were $162.0 million and $105.0 million, respectively.

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
In addition, during the year ended December 31, 2019, we recognized a one-time $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity. This charge is incremental to normal course reserves.
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
During years ended December 31, 2021 and 2020, the Company acquired an aggregate of 3.9 million and 0.5 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2021 and 2020, the Company recognized an increase to its net deferred tax assets in the amount of $17.2 million and $0.5 million, respectively, and corresponding Tax Receivable Agreement liabilities of $20.7 million and $1.0 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners. In addition, during the year ended December 31, 2021 and 2020, the Company recognized $1.6 million and $0.1 million, respectively of expenses in other expense (income), net on our consolidated statements of income related to remeasurement adjustments of Tax Receivable Agreement liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Credit Facilities include the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2021, we had $173.2 million of variable rate debt outstanding under our Credit Facilities, consisting of $173.2 million outstanding under the Term Loan Facility (net of unamortized discount of $2.3 million) in outstanding variable rate borrowings. We had no outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2021, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.8 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Foreign Currency Risk. In January 2017, we acquired certain assets of Underground Toys Limited and now sell directly to certain of our customers in Europe, the Middle East and Africa through our subsidiary, Funko UK, Ltd. While currently our inventory purchases for Funko UK, Ltd. are in U.S. dollars, their product sales are primarily in British pounds and euros. Funko UK, Ltd. also incurs a portion of its operating expenses in British pounds. In addition, we have another international subsidiary in Hong Kong that primarily incur operating expenses in local currency and use the local currency as each subsidiary's functional currency. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the British pound and euro. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time. As we grow our operations, our exposure to foreign currency risk could become more significant.
Impact of Inflation. Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We have experienced and anticipate experiencing inflationary pressures on the inbound shipping and product costs which we have partially mitigated through price increases of certain products. We also anticipate inflationary pressures paired with competition for talent to increase wages, commissions and benefits expense. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Funko, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes, and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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
Seattle, Washington
March 3, 2022

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net sales	$1,029,293	$652,537	$795,122
Cost of sales (exclusive of depreciation and amortization shown separately below)	648,302	403,392	512,580
Selling, general, and administrative expenses	244,331	181,234	193,803
Depreciation and amortization	41,195	44,368	42,126
Total operating expenses	933,828	628,994	748,509
Income from operations	95,465	23,543	46,613
Interest expense, net	7,167	10,712	14,342
Loss on extinguishment of debt	675	—	—
Other expense (income), net	2,708	1,043	(25)
Income before income taxes	84,915	11,788	32,296
Income tax expense	17,061	2,025	4,476
Net income	67,854	9,763	27,820
Less: net income attributable to non-controlling interests	23,954	5,802	16,095
Net income attributable to Funko, Inc.	$43,900	$3,961	$11,725

Earnings per share of Class A common stock:
Basic	$1.14	$0.11	$0.38
Diluted	$1.08	$0.11	$0.36
Weighted average shares of Class A common stock outstanding:
Basic	38,392	35,271	30,898
Diluted	40,611	35,770	32,926
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$67,854	$9,763	$27,820
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax effect of $163, $(274) and $(282) for the years ended December 31, 2021, 2020 and 2019, respectively	(683)	1,415	1,458
Reclassification of foreign currency translation gain into net income	(96)	—	—
Comprehensive income	67,075	11,178	29,278
Less: Comprehensive income attributable to non-controlling interests	23,815	6,290	16,595
Comprehensive income attributable to Funko, Inc.	$43,260	$4,888	$12,683
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$83,557	$52,255
Accounts receivable, net	187,688	131,837
Inventory	166,428	59,773
Prepaid expenses and other current assets	14,925	15,486
Total current assets	452,598	259,351
Property and equipment, net	58,828	56,141
Operating lease right-of-use assets	53,466	58,079
Goodwill	126,651	125,061
Intangible assets, net	189,619	205,541
Deferred tax asset	74,412	54,682
Other assets	11,929	4,735
Total assets	$967,503	$763,590
Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt, net of unamortized discount	$17,395	$10,758
Current portion of operating lease liabilities	14,959	13,840
Accounts payable	57,238	29,199
Income taxes payable	15,994	425
Accrued royalties	58,158	40,525
Accrued expenses and other current liabilities	121,267	43,949
Total current liabilities	285,011	138,696
Long-term debt, net of unamortized discount	155,818	180,012
Operating lease liabilities, net of current portion	50,459	57,512
Deferred tax liability	648	780
Liabilities under tax receivable agreement, net of current portion	75,523	60,297
Other long-term liabilities	3,486	3,848
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 40,088 shares and 35,657 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 10,691 shares and 14,040 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid-in-capital	252,505	216,141
Accumulated other comprehensive income	1,078	1,718
Retained earnings	68,050	24,403
Total stockholders' equity attributable to Funko, Inc.	321,638	242,267
Non-controlling interests	74,920	80,178
Total stockholders' equity	396,558	322,445
Total liabilities and stockholders' equity	$967,503	$763,590
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Period ended December 31, 2018	24,960	$2	23,584	$2	$146,154	$(167)	$8,717	$138,546	$293,254
Distribution to continuing equity owners	—	—	—	—	—	—	—	(23,924)	(23,924)
Equity-based compensation	—	—	—	—	13,044	—	—	—	13,044
Activity under equity-based compensation plans	359	—	—	—	2,218	—	—	—	2,218
Shares issued for purchase consideration	127	—	—	—	2,221	—	—	—	2,221
Cumulative translation adjustment, net of tax	—	—	—	—	—	958	—	500	1,458
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(10,947)	—	—	—	(10,947)
Redemption of common units of FAH, LLC	9,472	1	(9,069)	(1)	51,484	—	—	(51,484)	—
Net income	—	—	—	—	—	—	11,725	16,095	27,820
Period ended December 31, 2019	34,918	$3	14,515	$1	$204,174	$791	$20,442	$79,733	$305,144
Distribution to continuing equity owners	—	—	—	—	—	—	—	(3,576)	(3,576)
Equity-based compensation	—	—	—	—	10,116	—	—	—	10,116
Activity under equity-based compensation plans	226	—	—	—	118	—	—	—	118
Cumulative translation adjustment, net of tax	—	—	—	—	—	927	—	488	1,415
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(536)	—	—	—	(536)
Redemption of common units of FAH, LLC	513	1	(475)	—	2,269	—	—	(2,269)	1
Net income	—	—	—	—	—	—	3,961	5,802	9,763
Period ended December 31, 2020	35,657	$4	14,040	$1	$216,141	$1,718	$24,403	$80,178	$322,445
Distribution to continuing equity owners	—	—	—	—	—	—	—	(9,277)	(9,277)
Equity-based compensation	—	—		—	12,994	—	—	—	12,994
Activity under equity-based compensation plans	554	—		—	5,956	—	—	—	5,956
Cumulative translation adjustment, net of tax	—	—	—	—	—	(544)	—	(139)	(683)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(3,532)	—	—	—	(3,532)
Redemption of common units of FAH, LLC	3,877	—	(3,349)	—	20,746	—	—	(20,746)	—
Other	—	—	—	—	200	(96)	(253)	950	801
Net income	—	—	—	—	—	—	43,900	23,954	67,854
Period ended December 31, 2021	40,088	$4	10,691	$1	$252,505	$1,078	$68,050	$74,920	$396,558
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Operating Activities
Net income	$67,854	$9,763	$27,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	40,056	46,742	44,518
Equity-based compensation	12,994	10,116	13,044
Amortization of debt issuance costs and debt discounts	1,118	1,352	1,210
Loss on debt extinguishment	675	—	—
Deferred tax expense (benefit)	(361)	3,323	(2,293)
Other	1,403	1,952	635
Changes in operating assets and liabilities:
Accounts receivable, net	(56,648)	20,077	(3,969)
Inventory	(107,166)	2,845	25,372
Prepaid expenses and other assets	3,700	12,273	(5,824)
Accounts payable	26,933	(13,303)	4,629
Income taxes payable	15,585	(209)	(3,618)
Accrued royalties	17,633	5,906	(4,403)
Accrued expenses and other liabilities	63,586	7,902	(6,356)
Net cash provided by operating activities	87,362	108,739	90,765

Investing Activities
Purchase of property and equipment	(27,759)	(18,482)	(42,264)
Acquisitions, net of cash	199	—	(6,369)
Other	179	—	—
Net cash used in investing activities	(27,381)	(18,482)	(48,633)

Financing Activities
Borrowings on line of credit	—	28,267	42,083
Payments on line of credit	—	(55,103)	(36,383)
Debt issuance costs	(1,055)	(569)	(411)
Proceeds from long-term debt, net	180,000	—	—
Payment of long-term debt	(198,375)	(26,438)	(11,750)
Contingent consideration	(2,000)	(1,500)	—
Distributions to continuing equity owners	(9,277)	(3,575)	(23,923)
Payments under tax receivable agreement	(1,715)	(4,639)	(173)
Proceeds from exercise of equity-based options	3,794	219	2,217
Net cash used in financing activities	(28,628)	(63,338)	(28,340)

Effect of exchange rates on cash and cash equivalents	(51)	107	(2,049)

Net increase in cash and cash equivalents	31,302	27,026	11,743
Cash and cash equivalents at beginning of period	52,255	25,229	13,486
Cash and cash equivalents at end of period	$83,557	$52,255	$25,229

Supplemental Cash Flow Information
Cash paid for interest	$5,679	$9,089	$12,313
Income tax payments	1,462	4,167	14,125
Accrual for purchases of property and equipment	—	—	5,362
Establishment of liabilities under tax receivable agreement	20,691	1,000	59,045
Issuance of equity instruments for acquisitions	—	—	2,221
Tenant allowance	—	269	3,201
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
The Company was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries. FAH, LLC owns 100% of Funko Holdings LLC ("FHL") and FHL owns 100% of Funko, LLC, a limited liability company formed in the state of Washington, which is its operating entity. The Company is headquartered in Everett, Washington and is a leading pop culture consumer products company. The Company designs, sources, and distributes licensed pop culture products.
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
As the Transactions are considered transactions between entities under common control, the financial statements reflect the combined entities for all periods presented.
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
Cash Equivalents
Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These transactions typically settle in less than 5 days and were $1.5 million and $0.9 million at December 31, 2021 and 2020, respectively.

Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. The Company monitors the financial health of its customers and will take actions to mitigate a customer's credit risk if a negative financial forecast is expected. As of December 31, 2021 and 2020, the balance of accounts receivable consisted of 18% and 11%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.
For the years ended December 31, 2021, 2020 and 2019 there was no individual customer that generated net sales over 10%.
For the year ended December 31, 2021, 26% of sales were related to the Company’s two largest license agreements (13% each) with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2020, 12% and 11% of sales were related to the Company’s two largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2019, 13%, 11% and 11% of sales were related to the Company’s three largest license agreements with no other license agreements accounting for more than 10% of sales.
The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.
Inventory
Inventory consists primarily of figures, plush, apparel, homewares, accessories, games and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. The Company maintains reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. The Company estimates obsolescence based on assumptions regarding future demand. Reserves for excess and obsolete inventories were $4.7 million and $8.6 million as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2019, the Company recorded a $16.8 million charge related to the write-down of inventory as a result of the Company's decision to dispose of slower moving inventory to increase operational capacity. This charge was incremental to normal course reserves.
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
Royalties
We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2021, we recorded a prepaid asset of $4.7 million, net of a reserve of $0.7 million. As of December 31, 2020, we recorded a prepaid asset of $6.3 million, net of a reserve of $1.0 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of income. Royalty expenses for the years ended December 31, 2021, 2020 and 2019, were $162.0 million, $105.0 million and $126.8 million, respectively.
Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2021, 2020 and 2019 were $17.1 million, $7.7 million, and $11.3 million, respectively.

The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of income because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.
Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of income as incurred. Product design and development costs for the years ended December 31, 2021, 2020 and 2019, were $6.8 million, $5.1 million, and $5.2 million, respectively.
Foreign Currency
We have international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive income on the consolidated statements of comprehensive income. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other expense (income), net on our consolidated statements of income. In connection with the settlement and remeasurement of intercompany balances, we recorded a nominal loss, loss of $0.4 million and gain of $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The income tax effects related to the unrealized foreign currency component of other comprehensive income are reclassified to earnings only when the net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed.
Recently Adopted Accounting Standards
There were no recently adopted accounting standards during the year ended December 31, 2021 that had a material effect of the financial statements.
3. Acquisitions
On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represented an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of income from the acquisition date to December 31, 2021 was not material.
On February 11, 2019, the Company acquired 100% of the membership interests of Forrest-Pruzan Creative LLC (the “Forrest-Pruzan Acquisition”), a board game development studio in Seattle, WA, which now operates as Funko Games, LLC. The total purchase consideration of $11.9 million was allocated on a fair value basis between net assets acquired and liabilities assumed of $11.6 million and noncompetition agreements entered into contemporaneously with the acquisition of $0.3 million. The finalization of the purchase price allocation resulted in no change from the preliminary estimate. The activity of Funko Games, LLC included in the Company’s consolidated statements of income from the acquisition date to December 31, 2019 was not material.

The purchase consideration allocated to the Forrest-Pruzan Acquisition was as follows:

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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2021, 2020 and 2019.
The following table presents the balances of goodwill as of 2021 and 2020 (in thousands):

Goodwill
Balance as of January 1, 2020	$124,835
Foreign currency remeasurement	226
Balance as of December 31, 2020	$125,061
Acquisition	1,662
Foreign currency remeasurement	(72)
Balance as of December 31, 2021	$126,651
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer, licensor and supplier relationships, trade names, and noncompetition agreements. These are definite-lived assets and are amortized on a straight-line basis over their useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. As of December 31, 2021, there were also $0.1 million in indefinite-lived assets not subject to amortization but tested for impairment. No impairment charges relating to intangible assets were recorded in the years ended December 31, 2021, 2020 and 2019.

The following table provides the details of identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2021			December 31, 2020
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$115,331	$(36,060)	$79,271	$115,131	$(30,008)	$85,123
Trade names	10 - 20	83,358	(25,985)	57,373	83,359	(21,717)	61,642
Customer relationships	3 - 20	71,699	(24,912)	46,787	71,736	(20,301)	51,435
Licensor relationships	10 - 20	11,276	(5,186)	6,090	11,301	(4,068)	7,233
Supplier relationships	2	322	(322)	—	325	(325)	—
Noncompetition agreements	3	290	(278)	12	290	(182)	108
Total		$282,276	$(92,743)	$189,533	$282,142	$(76,601)	$205,541
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $16.2 million, $16.0 million, and $15.9 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2021 was as follows (in thousands):

Amortization
2022	$15,107
2023	14,893
2024	14,873
2025	14,873
2026	14,815
Thereafter	114,972
Total	$189,533

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
The Company evaluates its general portion of the allowance for doubtful accounts based on historical loss information and applies reserve percentages based on aging schedule. Days past due is calculated from contractual due date of the trade receivable contract. The composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages and evaluated to reflect current conditions and supportable forecasted changes. The trade receivables are generally due in 30 to 90 days.
In addition to the general portion of the allowance for doubtful accounts, certain doubtful accounts are evaluated for a specific reserve. These accounts generally include significantly past due or other factors known where a substantial portion or all of the balance is uncollectible. Receivables are written-off when all reasonable collection efforts have been exhausted and it is probable the balance will not be collected.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$190,844	$135,417
Less: Allowance for doubtful accounts	(3,156)	(3,580)
Accounts receivable, net	$187,688	$131,837
Accounts receivable includes a $0.8 million tenant improvement receivable from a lessor as of both December 31, 2021 and 2020. In addition, accounts receivable as of December 31, 2021 includes an income tax receivable of $0.3 million. The remaining balance is customer receivables. Bad debt expense was $0.9 million, $2.4 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Activity in our allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2021	2020
Allowance for doubtful accounts - beginning	$3,580	$2,354
Charged to costs	895	2,396
Write offs	(1,319)	(1,170)
Allowance for doubtful accounts - ending	$3,156	$3,580

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid deposits for inventory and molds	$1,111	$1,373
Prepaid royalties, net	4,746	6,260
Other prepaid expenses and current assets	9,068	7,853
Prepaid expenses and other current assets	$14,925	$15,486

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Tooling and molds	$119,915	$102,865
Leasehold improvements	44,112	42,573
Computer equipment, software and other	13,007	11,310
Furniture, fixtures and warehouse equipment	12,177	11,762
Construction in progress	7,194	318
	$196,405	$168,828
Less: Accumulated depreciation	(137,577)	(112,687)
Property and equipment, net	$58,828	$56,141
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $25.0 million, $28.3 million, and $26.2 million, respectively.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and compensation	$23,439	$13,338
Accrued shipping & freight costs	42,649	4,733
Accrued sales taxes	1,978	757
Current liabilities under tax receivable agreement	7,362	2,020
Other current liabilities	45,839	23,101
Accrued liabilities and other current liabilities	$121,267	$43,949

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
Cash equivalents. As of December 31, 2021 and 2020, cash equivalents included $56.9 million and $34.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2021 and 2020, was approximately $175.5 million and $193.9 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2021 and 2020, were $173.2 million and $190.8 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and our standalone credit risk.

10. Debt
Debt consists of the following (in thousands):

	December 31,
	2021	2020
Term Loan Facility	175,500	193,875
Debt issuance costs	(2,287)	(3,105)
Total term debt	173,213	190,770
Less: current portion	17,395	10,758
Long-term debt, net	$155,818	$180,012
Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Term Loan Facility
2022	$18,000
2023	18,000
2024	18,000
2025	18,000
2026	103,500
Total	$175,500
Former Credit Facilities
On October 22, 2018, the Company entered into a credit agreement (as amended, the “Former Credit Agreement”) providing for a term loan facility in the amount of $235.0 million (the “Former Term Loan Facility”) and a revolving credit facility of $50.0 million (the “Former Revolving Credit Facility”) (together the “Former Credit Facilities”). On February 11, 2019, the Company amended the Former Credit Agreement to increase the Former Revolving Credit Facility to $75.0 million. On September 23, 2019, the Company entered into a second amendment to the Former Credit Agreement, which extended the maturity date of the Former Term Loan Facility and the Former Revolving Credit Facility under the Former Credit Facilities to September 23, 2024 (the “Former Facility Maturity Date”), reduced the interest margin applicable to all loans under the Former Credit Agreement by 0.75% and reduced certain fees incurred under the Former Credit Agreement. The second amendment also allowed the Company to request an additional $25.0 million increase to the Former Term Loan Facility.
On May 5, 2020 the Company entered into a third amendment to the Former Credit Agreement, which modified the financial covenants and adjusted the required leverage levels for the Leverage Ratio (as defined in the Former Credit Agreement) to provide the Company with additional flexibility.
The Former Term Loan Facility amortized in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Former Term Loan Facility in the first and second years of the Former Term Loan Facility, 10.00% of the original principal amount of the Former Term Loan Facility in the third and fourth years of the Former Term Loan Facility and 12.50% of the original principal amount of the Former Term Loan Facility in the fifth year of the Former Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment was on December 31, 2018. The Former Revolving Credit Facility would have terminated on the Former Facility Maturity Date and loans thereunder were eligible to be borrowed, repaid, and reborrowed up to such date.
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
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) LIBOR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus 2.50% or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of LIBOR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on LIBOR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of December 31, 2021, the Company was in compliance with all of the covenants in its New Credit Agreement.
At December 31, 2021 and 2020, the Company had $175.5 million and $193.9 million of borrowings outstanding under the New Term Loan Facility and Former Term Loan Facility, respectively, and no outstanding borrowings under the New Revolving Credit Facility and Former Revolving Credit Facility, respectively. At December 31, 2021 and 2020, the Company had $100.0 million and $75.0 million available under the New Revolving Credit Facility and Former Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of December 31, 2021 and 2020.
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
Some operating leases also contain the option to renew for five years periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense, included in selling, general and administrative expenses on the consolidated statements of income, was $16.5 million, $15.3 million and $14.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021 and 2020, operating cash outflows relating to operating lease liabilities was $14.4 million and $11.6 million, respectively and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $4.0 million, with no lease incentives obtained and $5.8 million, net of lease incentives obtained of $0.3 million, respectively. As of December 31, 2021 and 2020, the Company’s operating leases had a weighted-average remaining term of 7.0 years and 7.3 years, respectively and weighted-average discount rate of 6.22% and 6.28%, respectively. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.
During the year ended December 31, 2020, the Company recognized an impairment loss of $1.4 million related to the right of use lease asset in Bath, England. The related lease liability was remeasured and reduced by $0.9 million. The lease agreement was terminated in December 2021.
In January 2020, the Company has also entered into a non-cancellable operating sub-lease for office space expiring in 2024. Rental income recognized for the years ended December 31, 2021 and 2020 was $0.3 million and $0.3 million, respectively, included as a reduction of selling, general and administrative expenses on the consolidated statements of income.
The future payments on the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$15,445
2023	12,582
2024	12,013
2025	10,504
2026	9,303
Thereafter	20,489
Total lease payments	80,336
Less: imputed interest	(14,918)
Total	$65,418
Not included in the lease payments table above are future payments related to Warehouse and Distribution lease in Buckeye, Arizona. The Company expects lease commencement to occur in mid-2022 and extend through October 2032. The 862,000 square foot building is expected to add approximately $1.5 million, $4.6 million, $4.7 million, $4.8 million, $4.9 million and $31.2 million in minimum rental expense for 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.
12. Income Taxes
Income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$72,758	$4,149	$21,414
Foreign	12,157	7,639	10,882
Income before income taxes	$84,915	$11,788	$32,296
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

The components of the Company’s income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$12,894	$(3,030)	$4,216
State and local	1,825	59	601
Foreign	2,703	1,673	1,952
Current income taxes	$17,422	$(1,298)	$6,769
Deferred income taxes:
Federal	$(185)	$2,585	$(2,333)
State and local	(18)	206	(185)
Foreign	(158)	532	225
Deferred income taxes	(361)	3,323	(2,293)
Income tax expense	$17,061	$2,025	$4,476
A reconciliation of income tax expense from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.7	2.5	1.0
Foreign taxes	2.5	18.7	5.9
Foreign tax credit	—	(9.3)	—
Non-deductible expenses	(1.1)	1.6	(0.8)
Change in valuation allowance	2.3	5.4	4.9
Non-controlling interest	(6.0)	(12.7)	(10.8)
Share-based Compensation	0.1	5.1	(2.6)
Return to Provision	1.5	(15.1)	(3.0)
Other, net	(1.9)	—	(1.7)
Income tax expense	20.1%	17.2%	13.9%
The Company’s annual effective tax rate in 2021, 2020 and 2019 was less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.

Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Investment in partnership	$64,335	$46,582
Tax Receivable Agreement liability	19,105	14,087
Stock-based compensation	6,197	4,195
Foreign Tax Credit	—	1,090
Other carryforwards	—	898
Net operating loss carryforward	—	756
Gross deferred tax assets	89,637	67,608
Valuation allowance	(14,829)	(12,367)
Deferred tax assets, net of valuation allowance	74,808	55,241
Deferred tax liabilities:
Property and equipment	(701)	(833)
Other	(343)	(506)
Gross deferred tax liabilities	(1,044)	(1,339)
Net deferred tax assets	$73,764	$53,902
The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2021 and 2020, the Company recognized a deferred tax asset of $64.3 million and $46.6 million, respectively, associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2021 and 2020, the Company has a valuation allowance in the amount of $14.8 million and $12.4 million, respectively, against the deferred tax asset.
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
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at January 1	$490	$490	$490
Decreases for positions taken in current year	(490)	—	—
Unrecognized tax benefits at December 31	$—	$490	$490
Of the $0.5 million of unrecognized tax benefits as of December 31, 2020 and 2019, $0.2 million would impact the effective tax rate if recognized.
Interest and penalties related to income tax matters are classified as a component of income tax expense. As of December 31, 2021, and 2020, we have not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.

Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2018 and subject to examination for all foreign income tax returns for fiscal 2021 and 2020. There were no open tax examinations at December 31, 2021 and 2020.
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
The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2021 and 2020, the Company acquired an aggregate of 3.9 million and 0.5 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2021 and 2020, the Company recognized an increase to its net deferred tax assets in the amount of $17.2 million and $0.5 million, respectively, and corresponding Tax Receivable Agreement liabilities, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on our estimate of future taxable income. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability during the years ended December 31, 2021, 2020 and 2019, as we concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning Balance	$62,318	$65,816	$6,771
Additional liabilities for exchanges	20,691	1,000	59,045
Adjustment to remeasurement of liabilities	1,590	87	152
Payments under tax receivable agreement	(1,715)	(4,585)	(152)
Ending balance	$82,884	$62,318	$65,816
The future payments on the Company’s tax receivable agreement liabilities as of December 31, 2021 are expected to be (in thousands):

2022	$7,362
2023	4,835
2024	4,902
2025	5,003
2026	5,119
Thereafter	55,663
Total	$82,884
14. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. The Company is expected to incur $11.2 million in minimum guaranteed royalty payments under licensing arrangements, including, $5.3 million in 2022, $4.3 million in 2023 and $1.7 million in 2024.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The original complaint alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder, by making allegedly materially misleading statements in its earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, as well as by omitting material facts necessary to make the statements made therein not misleading. The lawsuit sought, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act; shortly thereafter, the Western District of Washington action was voluntarily dismissed. Lead plaintiffs filed the consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action on October 2, 2020. On February 25, 2021, the Court granted all defendants’ motions to dismiss the Ferreira action, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed their amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. The motion was fully briefed as of November 30, 2018, and oral argument on the motion was held on May 3, 2019. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss that complaint on December 5, 2019 and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, the Company filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. That petition is pending, and accordingly the case has not yet been remanded to the trial court.
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
The cases in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On June 11, 2021, one of those purported stockholders filed a related derivative action, captioned Silverberg v. Mariotti, et al., was filed in the Court of Chancery of the State of Delaware. In response, on July 8, 2021, the Company moved to stay and dismiss the action. On December 1, 2021, Silverberg stipulated to a stay of the action pending resolution of Ferreira v. Funko, Inc., et al., Case No. 2:20-cv-02319.
On January 18, 2022, a stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary against certain current and former officers and directors. On February 14, 2022, the Company moved to dismiss the complaint. A briefing schedule on the motion to dismiss has not yet been set.
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

The following tables present summarized product information as a percent of sales:

	Year ended December 31,
	2021	2020	2019
Figures	77.6%	77.2%	80.8%
Other	22.4%	22.8%	19.2%

	Year ended December 31,
	2021	2020	2019
Pop! Branded Products	74.5%	76.2%	78.6%
Loungefly Branded Products	13.7%	13.0%	9.1%
Other	11.8%	10.8%	12.3%
The following tables present summarized geographical information (in thousands):

	Year ended December 31,
	2021	2020	2019
Net sales:
United States	$743,846	$488,823	$523,897
Europe	214,732	111,997	198,203
Other International	70,715	51,717	73,022
Total net sales	$1,029,293	$652,537	$795,122

	December 31,
	2021	2020
Long-lived assets:
United States	$81,022	$72,813
Vietnam and China	16,701	16,144
United Kingdom	26,500	29,998
Total long-lived assets	$124,223	$118,955

16. Related Party Transactions
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $0.8 million, $2.0 million and $2.3 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2021 and 2020, accounts receivable from Forbidden Planet were $0.4 million and $0.5 million on the consolidated balance sheets, respectively.
In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. For the years ended December 31, 2021 and 2020, the Company recorded $0.3 million and $0.2 million, of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of Income.

17. Employee Benefit Plans
We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. The Company’s employer matching contributions were $1.8 million, $1.5 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
•Certain funds affiliated with ACON Funko Investors (the “Former Equity Owners”) exchanged their indirect ownership interests in common units of FAH, LLC for 12,921,039 shares of Class A common stock on a one-for-one basis; and
•The Company entered into (i) a stockholders’ agreement with ACON Funko Investors and the Former Equity Owners, Fundamental Capital, LLC and Funko International, LLC (collectively, “Fundamental”) and Brian Mariotti, the Company’s Chief Creative Officer, (ii) a registration rights agreement with certain of the Original Equity Owners (including each of the Company’s executive officers), and (iii) a tax receivable agreement (the “Tax Receivable Agreement”) with FAH, LLC and each of the Continuing Equity Owners.
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
The number of unissued common shares reserved for future grants under the 2017 Plan and 2019 Plan was 736,917 and 1,077,464, respectively as of December 31, 2021.

A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2020	2,905	$13.05	$4,069	8.05
Granted	821	19.82	—
Exercised	(268)	14.12	2,543
Forfeited	(216)	15.20	812
Outstanding at December 31, 2021	3,242	14.54	15,973	7.61
Options exercisable at December 31, 2021	1,760	$13.48	$10,152	6.81
Stock options awarded to employees under the 2017 Plan and 2019 Plan are generally granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms.
A summary of restricted stock unit activity for the year ended December 31, 2021 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2020	1,868	$12.58	2.37
Granted	638	16.41
Vested	(284)	9.43
Forfeited	(81)	11.29
Unvested at December 31, 2021	2,141	$14.18	2.22
Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.
A summary of FAH, LLC stock option activity for the year ended December 31, 2021 is as follows:

	FAH, LLC Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2020	228	0.05	2,437	2.41
Outstanding at December 31, 2021	228	$0.05	$4,278	1.41
Options exercisable at December 31, 2021	228	$0.05	$4,278	1.41
Unvested common units in FAH, LLC. In connection with the IPO, unvested common units to purchase profit interests in FAH, LLC were converted into 1,901,327 unvested common units of FAH, LLC. There were no unvested common units of FAH, LLC as of December 31, 2020.

The following table presents information on stock option exercises (in thousands):

	Year ended December 31,
	2021	2020	2019
Cash received for exercise price	$3,794	$219	$2,217
Intrinsic value	2,543	957	3,404
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
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future
For each of the options granted under the 2017 Plan and 2019 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2021	2020	2019
Expected term (years)	6.06	6.05	6.07
Expected volatility	48.6%	45.6%	38.7%
Risk-free interest rate	1.0%	0.5%	2.4%
Dividend yield	—%	—%	—%
The weighted-average fair value of stock options granted for the years ended December 31, 2021, 2020 and 2019 was $9.26, $1.90 and $8.35 per share, respectively.
Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statements of income. Equity-based compensation for the years ended December 31, 2021, 2020 and 2019 was $13.0 million, $10.1 million and $13.0 million, respectively.
As of December 31, 2021, there was $24.0 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 2.4 years. Of this, $9.1 million is related to options to purchase Class A common stock in Funko, Inc. and $15.0 million is related to unvested restricted stock units in Class A common stock of Funko, Inc. As of December 31, 2021, the Company expected to recognize these costs over a remaining weighted average period of 2.6 years for options to purchase Class A shares in Funko, Inc., and 2.2 years for unvested restricted stock units in Class A common stock of Funko, Inc.

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
Net income and comprehensive income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2021, 2020 and 2019, Funko, Inc. owned 40.1 million, 35.7 million and 34.9 million of FAH, LLC common units, respectively, representing a 77.3%, 69.5% and 68.7% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $13.0 million, $10.0 million and $10.8 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2021, 2020 and 2019, respectively, and $14.3 million of income tax expense, $0.4 million income tax benefit and $2.2 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands, except per share data)
Numerator:
Net income	$67,854	$9,763	$27,820
Less: net income attributable to non-controlling interests	23,954	5,802	16,095
Net income attributable to Funko, Inc. — basic	$43,900	$3,961	$11,725
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	—
Net income attributable to Funko, Inc. — diluted	$43,900	$3,961	$11,725
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	38,392,390	35,270,795	30,897,569
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	227,500	304,327	1,064,145
Add: Dilutive Funko, Inc. equity compensation awards	1,990,728	194,891	964,059
Weighted-average shares of Class A common stock outstanding — diluted	40,610,618	35,770,013	32,925,773
Earnings per share of Class A common stock — basic	$1.14	$0.11	$0.38
Earnings per share of Class A common stock — diluted	$1.08	$0.11	$0.36
For the years ended December 31, 2021, 2020 and December 31, 2019 an aggregate of 14.7 million, 19.7 million and 20.1 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2021, 2020 and 2019 anti-dilutive securities included 13.2 million, 15.8 million and 19.1 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Schedule I: Condensed Financial Information of Registrant

FUNKO, INC.
CONDENSED STATEMENTS OF INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Intercompany revenue	$82	$307	$739
Selling, general, and administrative expenses	13,163	10,269	11,211
Total operating expenses	13,163	10,269	11,211
Loss from operations	(13,081)	(9,962)	(10,472)
Interest (expense) income, net	3	(36)	—
Tax receivable agreement liability adjustment	(1,590)	(87)	(152)
Equity in net income of subsidiaries	72,916	13,674	24,525
Income before income taxes	58,248	3,589	13,901
Income tax expense (benefit)	14,348	(372)	2,176
Net income	$43,900	$3,961	$11,725

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$43,900	$3,961	$11,725
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax effect of $163, $(274) and $(282) for the years ended December 31, 2021, 2020 and 2019, respectively	(544)	927	958
Reclassification of foreign currency translation gain into net income	$(96)	$—	$—
Comprehensive income attributable to Funko, Inc.	$43,260	$4,888	$12,683

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,
	2021	2020
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$61,943	$34,568
Income tax receivable	—	294
Total current assets	61,943	34,862

Intercompany receivable	116,746	117,995
Deferred tax asset	74,464	54,734
Investment in subsidiaries	166,054	97,523
Total assets	$419,207	$305,114
Liabilities and Stockholders' Equity
Current liabilities:
Tax payable	$14,684	$—
Current portion of liabilities under tax receivable agreement	7,362	2,020
Accrued expenses and other current liabilities	—	40
Total current liabilities	22,046	2,060

Liabilities under tax receivable agreement, net of current portion	75,523	60,297
Other long-term liabilities	—	490

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 40,088 shares and 35,657 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 10,691 shares and 14,040 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid-in-capital	252,505	216,141
Accumulated other comprehensive income	1,078	1,718
Retained earnings	68,050	24,403
Total stockholders' equity	321,638	242,267
Total liabilities and stockholders' equity	$419,207	$305,114

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Operating Activities
Net income	$43,900	$3,961	$11,725
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(72,916)	(13,674)	(24,525)
Equity-based compensation	12,994	10,007	10,827
Deferred tax expense (benefit)	(203)	2,792	(2,518)
Tax receivable liability adjustment	1,590	87	152
Changes in operating assets and liabilities:
Income tax receivable	294	3,521	(3,816)
Due from related parties, net	1,351	26,007	(19,182)
Prepaid expenses and other assets	—	—	(2,336)
Income taxes payable	14,684	—	(3,497)
Accrued expenses and other liabilities	(571)	304	1,985
Net cash provided by (used in) operating activities	1,123	33,005	(31,185)

Financing Activities
Tax distribution received from FAH, LLC	24,173	5,825	29,502
Tax receivable agreement payments	(1,715)	(4,639)	(173)
Proceeds from exercise of equity-based options	3,794	41	2,148
Net cash provided by financing activities	26,252	1,227	31,477

Net increase in cash and cash equivalents	27,375	34,232	292
Cash and cash equivalents at beginning of period	34,568	336	44
Cash and cash equivalents at end of period	$61,943	$34,568	$336

Supplemental Cash Flow Information
Income tax payments	$23	$2,116	$11,969
Establishment of liabilities under tax receivable agreement	20,691	1,000	59,045
Issuance of equity instruments for acquisitions	—	—	2,221

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
December 31, 2021
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
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2021, 2020, and 2019, the full amounts of intercompany revenue and equity in net income of subsidiaries in the Parent Company Statements of Operations were eliminated in consolidation. An intercompany receivable was owed to the Parent Company by FAH, LLC of $116.7 million and $118.0 million as of December 31, 2021 and 2020, respectively. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $82.9 million and $62.3 million as of December 31, 2021 and 2020, respectively.
3. Commitments and Contingencies
The Parent Company is party to a tax receivable agreement with certain holders of common units in FAH, LLC (the "Continuing Equity Owners") that provides for the payment by the Parent Company to the Continuing Equity Owners of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for more information regarding the Parent Company's tax receivable agreement. As described in Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in the Form 10-K, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Funko, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2021 and 2020, liabilities under the tax receivable agreement totaled $82.9 million and $62.3 million, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of December 31, 2021, that our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”)), were effective at the reasonable assurance level as of December 31, 2021.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not applicable.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
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
Executive Officers and Directors
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers and Board of Directors,” and will also appear in our definitive proxy statement for our 2021 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders			1,814,381	(1)
Stock Options	3,241,935	$14.54	—
Restricted Stock Units	2,141,001	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	5,382,936	$14.54	1,814,381
(1)Includes 736,917 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan and 1,077,464 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan will increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our Board of Directors.

Other
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-220856	4.1	10/23/2017
4.2	Description of Securities	10-K	001-38274	4.2	3/5/2020
10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.	10-K	001-38274	10.1	3/19/2018
10.2 †	Form of Option Agreement Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan. Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/2017
10.3 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/2018
10.6 †	Employment Agreement, dated January 3, 2022, between the Company and Brian Mariotti.	8-K	001-38274	10.2	1/7/2022
10.7 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Tracy Daw.	10-K	001-38274	10.10	3/19/2018
10.8 †	Amended and Restated Employment Agreement, dated January 3, 2022, between the Company and Andrew Perlmutter.	8-K	001-38274	10.1	1/7/2022
10.9 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.11 †	Funko, Inc. Non-Employee Director Compensation Policy.	10-K	001-38274	10.16	3/6/2019
10.12	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.13	Stockholders Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, and Brian Mariotti.	10-K	001-38274	10.26	3/19/2018
10.14	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.15	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.16	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/2018
10.17	Credit Agreement dated September 17, 2021, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC and Funko Games, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/22/2021
10.18†	Employment Agreement, dated July 22, 2019, between Funko, Inc. and Jennifer Fall Jung.	8-K	001-38274	10.1	7/23/2019
10.19†	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
10.20†	Form of Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.1	8/5/2021
10.21†	Form of Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.2	8/5/2021
10.22†	Form of Director Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.3	8/5/2021
10.23†	Form of Director Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/5/2021
21.1	List of Subsidiaries					*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
†    Management contract or compensation plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC.(Registrant)

Date: March 3, 2022	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Perlmutter	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022
Andrew Perlmutter

/s/ Jennifer Fall Jung	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022
Jennifer Fall Jung

/s/ Brian Mariotti	Chief Creative Officer and Director	March 3, 2022
Brian Mariotti

/s/ Charles Denson	Chairman of the Board	March 3, 2022
Charles Denson

/s/ Ken Brotman	Director	March 3, 2022
Ken Brotman

/s/ Diane Irvine	Director	March 3, 2022
Diane Irvine

/s/ Adam Kriger	Director	March 3, 2022
Adam Kriger

/s/ Sarah Kirshbaum Levy	Director	March 3, 2022
Sarah Kirshbaum Levy

/s/ Michael Lunsford	Director	March 3, 2022
Michael Lunsford