Form 10-Q
period 2022-03-31
Funko, Inc.
filed 2022-05-05
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2022, the registrant had 41,188,098 shares of Class A common stock, $0.0001 par value per share, and 8,821,871 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•We are subject to risks related to information technology including, but not limited to, risks related to the operation of our e-commerce business, our ability and the ability of third parties to operate our information systems and our compliance with laws related to privacy and the protection of data.
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

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net sales	$308,343	$189,177
Cost of sales (exclusive of depreciation and amortization shown separately below)	199,649	110,853
Selling, general, and administrative expenses	78,420	51,267
Depreciation and amortization	10,471	10,262
Total operating expenses	288,540	172,382
Income from operations	19,803	16,795
Interest expense, net	1,210	2,237
Other expense, net	397	1,179
Income before income taxes	18,196	13,379
Income tax expense	3,678	2,293
Net income	14,518	11,086
Less: net income attributable to non-controlling interests	4,636	4,572
Net income attributable to Funko, Inc.	$9,882	$6,514
Earnings per share of Class A common stock:
Basic	$0.25	$0.18
Diluted	$0.23	$0.17
Weighted average shares of Class A common stock outstanding:
Basic	40,324	36,194
Diluted	42,529	37,839
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$14,518	$11,086
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax effect of $300 and $(75) for the three months ended March 31, 2022 and 2021, respectively	(1,282)	423
Comprehensive income	13,236	11,509
Less: Comprehensive income attributable to non-controlling interests	4,290	4,724
Comprehensive income attributable to Funko, Inc.	$8,946	$6,785
See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$33,131	$83,557
Accounts receivable, net	188,219	187,688
Inventory	161,502	166,428
Prepaid expenses and other current assets	20,172	14,925
Total current assets	403,024	452,598
Property and equipment, net	84,076	58,828
Operating lease right-of-use assets	75,250	53,466
Goodwill	126,547	126,651
Intangible assets, net	185,951	189,619
Deferred tax asset	77,300	74,412
Other assets	13,183	11,929
Total assets	$965,331	$967,503
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt, net of unamortized discount	$17,411	$17,395
Current portion of operating lease liabilities	16,528	14,959
Accounts payable	54,946	57,238
Income taxes payable	17,978	15,994
Accrued royalties	59,664	58,158
Accrued expenses and other current liabilities	71,993	121,267
Total current liabilities	238,520	285,011
Long-term debt, net of unamortized discount	151,457	155,818
Operating lease liabilities, net of current portion	83,269	50,459
Deferred tax liability	630	648
Liabilities under tax receivable agreement, net of current portion	77,773	75,523
Other long-term liabilities	3,934	3,486

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 40,797 and 40,088 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 10,007 and 10,691 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	260,090	252,505
Accumulated other comprehensive income	142	1,078
Retained earnings	77,932	68,050
Total stockholders’ equity attributable to Funko, Inc.	338,169	321,638
Non-controlling interests	71,579	74,920
Total stockholders’ equity	409,748	396,558
Total liabilities and stockholders’ equity	$965,331	$967,503
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating Activities
Net income	$14,518	$11,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and other	10,141	10,586
Equity-based compensation	3,369	2,690
Amortization of debt issuance costs and debt discounts	217	322
Other	(9)	805
Changes in operating assets and liabilities:
Accounts receivable, net	(1,108)	17,521
Inventory	3,894	(1,952)
Prepaid expenses and other assets	(3,408)	1,610
Accounts payable	(1,876)	2,483
Income taxes payable	1,991	1,789
Accrued royalties	1,506	(6,619)
Accrued expenses and other liabilities	(52,190)	(2,856)
Net cash (used in) provided by operating activities	(22,955)	37,465

Investing Activities
Purchases of property and equipment	(19,182)	(3,884)
Other	(292)	199
Net cash used in investing activities	(19,474)	(3,685)

Financing Activities
Payments of long-term debt	(4,500)	(7,982)
Distributions to continuing equity owners	(3,408)	(2,445)
Payments under tax receivable agreement	—	(6)
Proceeds from exercise of equity-based options	78	33
Net cash used in financing activities	(7,830)	(10,400)

Effect of exchange rates on cash and cash equivalents	(167)	(938)

Net change in cash and cash equivalents	(50,426)	22,442
Cash and cash equivalents at beginning of period	83,557	52,255
Cash and cash equivalents at end of period	$33,131	$74,697
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2022, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 3, 2022.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2021.

3. Acquisitions
TokenWave LLC. On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represents an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of operations from the acquisition date to March 31, 2022 was not material.
4. Fair Value Measurements
The Company’s financial instruments, other than those discussed below, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximates fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Cash equivalents. As of March 31, 2022 and December 31, 2021, cash equivalents included $0.9 million and $56.9 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at March 31, 2022 and December 31, 2021, was approximately $171.0 million and $175.5 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2022 and December 31, 2021, were $168.9 million and $173.2 million, respectively.
5. Debt
Debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Term Loan Facility	$171,000	$175,500
Debt issuance costs	(2,132)	(2,287)
Total term debt	168,868	173,213
Less: current portion	17,411	17,395
Long-term debt, net	$151,457	$155,818

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
As amended, loans under the Former Credit Facilities bore interest, at the Company’s option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate was subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments were due at the end of each applicable interest period.
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
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) LIBOR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus 2.50% or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of LIBOR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a —% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on LIBOR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all of the covenants in its New Credit Agreement.
At March 31, 2022 and December 31, 2021, the Company had $171.0 million and $175.5 million of borrowings outstanding under the New Term Loan Facility, respectively, and no outstanding borrowings under the New Revolving Credit Facility. At both March 31, 2022 and December 31, 2021, the Company had $100.0 million available under the New Revolving Credit Facility.
There were no outstanding letters of credit as of March 31, 2022 and December 31, 2021.
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
During the three months ended March 31, 2022 and 2021, the Company acquired 0.7 million and 1.2 million, respectively of common units of FAH, LLC. As a result of these exchanges, during the three months ended March 31, 2022 and 2021, the Company recognized an increase to its net deferred tax assets in the amount of $2.6 million and $3.8 million, respectively.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three months ended March 31, (in thousands):

	2022	2021
Beginning Balance	$82,884	$62,317
Additional liabilities for exchanges	2,672	5,973
Payments under tax receivable agreement	—	(6)
Ending balance	$85,556	$68,284
As of March 31, 2022, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $85.6 million, of which $7.8 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2021, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $82.9 million, of which $7.4 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
Debt
The Company has entered into a New Credit Agreement which includes a New Term Loan Facility and a New Revolving Credit Facility. See Note 5, Debt.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. The Company’s lease for the Warehouse and Distribution facility in Buckeye, Arizona, commenced during the three months ended March 31, 2022. The Company recorded operating lease right-of-use assets obtained in exchange for new operating lease obligations of $21.5 million with $17.2 million in lease incentives obtained.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The original complaint alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder. The lawsuit sought, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act; shortly thereafter, the Western District of Washington action was voluntarily dismissed. Lead plaintiffs filed a consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action, and the Court granted all defendants’ motions to dismiss the Ferreira action on October 20, 2020, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on an inventory risk warning in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. On May 3, 2022, the parties agreed in principle to settle the litigation, subject to court approval. The cost of settlement will be covered by the Company’s director and officer liability insurance.

Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. That action was stayed pending resolution of Ferreira v. Funko, Inc., et al., Case No. 2:20-cv-02319.
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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss, and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, the Company filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action.
The cases in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary against certain current and former officers and directors. On March 31, 2022, the Company moved to dismiss the action. That motion is pending.

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
The following tables present summarized product information as a percent of sales:

	Three Months Ended March 31,
	2022	2021
Figures	77.9%	79.6%
Other	22.1%	20.4%

	Three Months Ended March 31,
	2022	2021
Core Collectible	77.8%	82.9%
Loungefly	16.2%	13.0%
Other	6.0%	4.1%
The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales:
United States	$232,165	$136,521
Europe	57,057	39,765
Other International	19,121	12,891
Total net sales	$308,343	$189,177

	March 31, 2022	December 31, 2021
Long-term assets:
United States	$128,687	$81,022
Vietnam and China	18,774	16,701
United Kingdom	25,048	26,500
Total long-lived assets	$172,509	$124,223

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
The Company recorded $3.7 million and $2.3 million of income tax expense for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 was 20.2%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

10. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Class A common stock
Beginning balance	4	$4
Shares issued	—	—
Ending balance	$4	$4
Class B common stock
Beginning balance	$1	$1
Redemption of common units of FAH, LLC	—	—
Ending balance	$1	$1
Additional paid-in capital
Beginning balance	$252,505	$216,141
Equity-based compensation	3,369	2,690
Shares issued for equity-based compensation awards	77	33
Other	—	200
Redemption of common units of FAH, LLC	4,223	6,032
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	(84)	(2,194)
Ending balance	$260,090	$222,902
Accumulated other comprehensive (loss) income
Beginning balance	$1,078	$1,718
Foreign currency translation (loss) gain, net of tax	(936)	271
Ending balance	$142	$1,989
Retained earnings
Beginning balance	$68,050	$24,403
Net income attributable to Funko, Inc.	9,882	6,514
Ending balance	$77,932	$30,917
Non-controlling interests
Beginning balance	$74,920	$80,178
Distributions to Continuing Equity Owners	(3,408)	(2,445)
Other	—	861
Redemption of common units of FAH, LLC	(4,223)	(6,032)
Foreign currency translation (loss) gain, net of tax	(346)	152
Net income attributable to non-controlling interests	4,636	4,572
Ending balance	$71,579	$77,286
Total stockholders’ equity	$409,748	$333,099

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Class A common shares outstanding
Beginning balance	40,088	35,657
Shares issued for equity-based compensation awards	25	17
Redemption of common units of FAH, LLC	684	1,162
Ending balance	40,797	36,836
Class B common shares outstanding
Beginning balance	10,691	14,040
Redemption of common units of FAH, LLC	(684)	(1,000)
Ending balance	10,007	13,040
Total Class A and Class B common shares outstanding	50,804	49,876

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
Net income and comprehensive income are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2022 and December 31, 2021, Funko, Inc. owned 40.8 million and 40.1 million of FAH, LLC common units, respectively, representing a 78.5% and 77.3% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income and comprehensive income of FAH, LLC:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,369	$2,690
Income tax expense	$3,008	$1,825

12. Earnings per Share
Basic earnings per share of Class A common stock is computed by dividing net income attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$14,518	$11,086
Less: net income attributable to non-controlling interests	4,636	4,572
Net income attributable to Funko, Inc. — basic and diluted	$9,882	$6,514
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	40,323,886	36,193,572
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	160,971	227,323
Add: Dilutive Funko, Inc. equity compensation awards	2,044,099	1,418,146
Weighted-average shares of Class A common stock outstanding — diluted	42,528,956	37,839,041
Earnings per share of Class A common stock — basic	$0.25	$0.18
Earnings per share of Class A common stock — diluted	$0.23	$0.17

For the three months ended March 31, 2022 and 2021, an aggregate of 13.5 million and 16.3 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2022 and 2021, anti-dilutive securities included 11.6 million and 15.1 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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

Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories.
Given our diverse product offering, in the first quarter of 2022, we created three new branded categories to better align our product net sales results and execute against our operating objectives. The Core Collectible branded category includes Pop! Vinyl, and newer collectible brands such as Soda, Vinyl Gold and Popsies. The Loungefly branded category includes our softlines products. The Other branded category includes our Toy and Games brands and our Digital Brands which today is comprised of our games and Digital Pop! NFT businesses, respectively. Net sales product revenue has been recast into these branded categories for the three months ended March 31, 2021.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Net sales	$308,343	$189,177
Net income	$14,518	$11,086
EBITDA (1)	$29,877	$25,878
Adjusted EBITDA (1)	$36,253	$29,772
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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth information comparing the components of net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$308,343	$189,177	$119,166	63.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	199,649	110,853	88,796	80.1%
Selling, general, and administrative expenses	78,420	51,267	27,153	53.0%
Depreciation and amortization	10,471	10,262	209	2.0%
Total operating expenses	288,540	172,382	116,158	67.4%
Income from operations	19,803	16,795	3,008	17.9%
Interest expense, net	1,210	2,237	(1,027)	(45.9)%
Other expense, net	397	1,179	(782)	(66.3)%
Income before income taxes	18,196	13,379	4,817	36.0%
Income tax expense	3,678	2,293	1,385	60.4%
Net income	14,518	11,086	3,432	31.0%
Less: net income attributable to non-controlling interests	4,636	4,572	64	1.4%
Net income attributable to Funko, Inc.	$9,882	$6,514	$3,368	51.7%
Net Sales
Net sales were $308.3 million for the three months ended March 31, 2022, an increase of 63.0%, compared to $189.2 million for the three months ended March 31, 2021. The three months ended March 31, 2021 saw lingering effects of the COVID-19 pandemic with declines in net sales with limited in-store occupancy. In addition to the impacts of the COVID-19 pandemic on the three months ended March 31, 2021, the increase in net sales was due primarily to increased sales to mass-market retailers, e-commerce sites and specialty retailers for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
For the three months ended March 31, 2022, the number of active properties increased 0.1% to 763 as compared to 762 for the three months ended March 31, 2021, and the average net sales per active property increased 62.8% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States increased 70.1% to $232.2 million in the three months ended March 31, 2022 as compared to $136.5 million in the three months ended March 31, 2021. Net sales in Europe increased 43.5% to $57.1 million in the three months ended March 31, 2022 as compared to $39.8 million in the three months ended March 31, 2021 and net sales in other international locations increased 48.3% to $19.1 million in the three months ended March 31, 2022 as compared to $12.9 million in the three months ended March 31, 2021.

On a branded category basis, net sales of Core Collectible branded category increased 52.8% to $239.6 million in the three months ended March 31, 2022 as compared to $156.8 million in the three months ended March 31, 2021. Loungefly branded category net sales increased 103.5% to $50.1 million in the three months ended March 31, 2022 as compared to $24.6 million in the three months ended March 31, 2021. Other branded category net sales increased 140.0% to $18.6 million in the three months ended March 31, 2022 as compared to $7.7 million in the three months ended March 31, 2021.
On a product category basis, net sales of figures increased 59.4% to $240.1 million in the three months ended March 31, 2022 as compared to $150.6 million in the three months ended March 31, 2021, and net sales of other products increased 77.1% to $68.2 million in the three months ended March 31, 2022 as compared to $38.5 million in the three months ended March 31, 2021.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $199.6 million for the three months ended March 31, 2022, an increase of 80.1%, compared to $110.9 million for the three months ended March 31, 2021. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, as well as higher costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 35.3% for the three months ended March 31, 2022, compared to 41.4% for the three months ended March 31, 2021. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven primarily by an increase in shipping and freight costs as a percentage of net sales during the three months ended March 31, 2022 due to global supply chain capacity constraints driving increased freight costs. We have experienced and anticipate that we will continue to experience inflationary pressures on inbound shipping and product costs which we have partially mitigated through price increases of certain products.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $78.4 million for the three months ended March 31, 2022, an increase of 53.0%, compared to $51.3 million for the three months ended March 31, 2021. The increase was driven primarily by a $17.4 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), and a $2.3 million increase in administrative costs. We expect personnel and related costs to remain elevated through at least the second quarter of 2022 to support the transition of our U.S. distribution warehouses and due to additional inflationary pressures to increase wages, commissions and benefits expenses. Selling, general and administrative expenses were 25.4% and 27.1% of net sales for the three months ended March 31, 2022 and 2021, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $10.5 million for the three months ended March 31, 2022, an increase of 2.0%, compared to $10.3 million for the three months ended March 31, 2021, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $1.2 million for the three months ended March 31, 2022, a decrease of 45.9%, compared to $2.2 million for the three months ended March 31, 2021. The decrease in interest expense, net was due primarily a lower average balance on debt outstanding during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Other expense, net
Other expense, net was $0.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Other expense, net for the three months ended March 31, 2022 and 2021 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $3.7 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase for the three months ended March 31, 2022 from March 31, 2021 was primarily related to an increase in income before income taxes.
Net income
Net income was $14.5 million for the three months ended March 31, 2022, compared to $11.1 million for the three months ended March 31, 2021. The increase in net income was primarily due to the increase in net sales, partially offset by an increase in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as indicators of financial performance. Some of the limitations are:
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net income attributable to Funko, Inc.	$9,882	$6,514
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	4,636	4,572
Equity-based compensation (2)	3,369	2,690
Acquisition costs and other expenses (3)	930	—
Certain severance, relocation and related costs (4)	1,680	25
Foreign currency transaction loss (5)	397	1,179
Income tax expense (6)	(2,465)	(2,025)
Adjusted net income	$18,429	$12,955
Weighted-average shares of Class A common stock outstanding-basic	40,324	36,194
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	13,808	16,765
Adjusted weighted-average shares of Class A stock outstanding - diluted	54,132	52,959
Adjusted earnings per diluted share	$0.34	$0.24

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Net income	$14,518	$11,086
Interest expense, net	1,210	2,237
Income tax expense	3,678	2,293
Depreciation and amortization	10,471	10,262
EBITDA	$29,877	$25,878
Adjustments:
Equity-based compensation (2)	3,369	2,690
Acquisition costs and other expenses (3)	930	—
Certain severance, relocation and related costs (4)	1,680	25
Foreign currency transaction loss (5)	397	1,179
Adjusted EBITDA	$36,253	$29,772
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)For the three months ended March 31, 2022 includes acquisition-related costs related to investment banking and due diligence fees.
(4)For the three months ended March 31, 2022, includes charges related to one-time relocation costs for U.S. warehouse personnel in connection with the new opening of a warehouse and distribution facility in Buckeye, Arizona. For the three months ended March 31, 2021, represents severance, relocation and related costs associated with residual payment of global workforce reduction implemented in response to the COVID-19 pandemic.
(5)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(22,955)	$37,465
Net cash used in investing activities	(19,474)	(3,685)
Net cash used in financing activities	(7,830)	(10,400)
Effect of exchange rates on cash and cash equivalents	(167)	(938)
Net change in cash and cash equivalents	$(50,426)	$22,442
Operating Activities. Net cash used in operating activities was $23.0 million for the three months ended March 31, 2022, compared to net cash provided of $37.5 million for the three months ended March 31, 2021. Changes in net cash used in or provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease in net cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to changes in working capital that decreased net cash provided by operating activities by $63.2 million. Within working capital the primary drivers were increases in accrued expenses and other current liabilities of $49.3 million and accounts payable of $4.4 million, decreases in accounts receivable, net of $18.6 million and prepaid expenses and other assets of $5.0 million, offset by a decrease in accrued royalties of $8.1 million, an increase in inventory of $5.8 million, and an increase in net income, excluding non-cash adjustments of $2.7 million.

Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the three months ended March 31, 2022, net cash used in investing activities was $19.5 million and was primarily related to purchases of equipment for our new distribution facility in Buckeye, Arizona and tooling and molds used for production our product lines. For the three months ended March 31, 2021, net cash used in investing activities was $3.7 million and was primarily related to purchases of tooling and molds used for production our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the three months ended March 31, 2022, net cash used in financing activities was $7.8 million, primarily related to payments on the New Term Loan Facility (as defined below) of $4.5 million, and distributions to the Continuing Equity Owners of $3.4 million. For the three months ended March 31, 2021, net cash used in financing activities was $10.4 million, primarily related to payments on the Term Loan Facility of $8.0 million and distributions to the Continuing Equity Owners of $2.4 million.
Credit Facilities
On September 17, 2021, we entered into a new credit agreement (the “New Credit Agreement”) providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). On April 26, 2022, we entered into Amendment No. 1 to the New Credit Agreement (the “Amended New Credit Agreement”), which allows for additional Restricted Payments (as defined in the Amended New Credit Agreement) using specified funding sources. Proceeds from the New Credit Facilities were primarily used to repay the Company’s Former Term Loan Facility and its $75.0 million revolving credit facility (the “Former Revolving Credit Facility” and together with the Former Term Loan Facility, the “Former Credit Facilities”). The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. The New Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ending on December 31, 2021. The New Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
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
In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending March 31, 2022 are 2.50:1.00 and 1.25:1.00, respectively.
As of March 31, 2022 and December 31, 2021, we were in compliance with all covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.
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

As of March 31, 2022, we had $168.9 million of indebtedness outstanding under our New Term Loan Facility (net of unamortized discount of $2.1 million) and no outstanding borrowings under our New Revolving Credit Facility, leaving $100.0 million available under our New Revolving Credit Facility.

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
Future Sources and Uses of Liquidity
As of March 31, 2022, we had $33.1 million of cash and cash equivalents and $164.5 million of working capital, compared with $83.6 million of cash and cash equivalents and $167.6 million of working capital as of December 31, 2021. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. There have been no material changes to our liquidity and capital commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of March 31, 2022, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2020, the COVID-19 outbreak was declared a pandemic and spread throughout the world. COVID-19 and new variants of the virus have caused and continue to cause significant loss of life and disruption to the global economy. Although by the end of March 31, 2022 our business, financial condition and operations had not experienced a material effect from COVID-19, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business going forward.
In addition, during 2020, 2021 and into 2022, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced and continue to face delays and difficulty sourcing products, and significant increases in shipping costs, which have negatively affected our business and financial results. If such supplier and manufacturer challenges continue or recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer and chief creative officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 73% and 71% of our sales for the three months ended March 31, 2022 and 2021, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 42% of our sales for the three months ended March 31, 2022 and 2021, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of March 31, 2022, we had a reserve of $14.5 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 47% and 43% of our sales for the three months ended March 31, 2022 and 2021, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,138 as of March 31, 2022. We also have multiple distribution centers in the U.S., the United Kingdom and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested in the development of a new enterprise resource planning system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the three months ended March 31, 2022 and 2021, our gross margins (exclusive of depreciation and amortization) were 35.3% and 41.4%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 78% and 83% of our sales for the three months ended March 31, 2022 and 2021, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of March 31, 2022 and December 31, 2021, we recorded reserves of $0.4 million and $0.7 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
Our success depends, in part, on our ability to successfully manage our inventories.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, inventories at the end of the first quarter 2022 increased 161% over the prior year period, primarily from longer transit times due to the COVID-19 pandemic’s impact on the global supply chain, resulting in a significant amount of inventory being “in transit” as of March 31, 2022. If, as a result of longer transit times, consumer preferences have shifted by the time we receive inventory, demand for our products and our results of operations could be adversely affected. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

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
Our intellectual property is a valuable asset of our business. As of March 31, 2022, we owned approximately 101 registered U.S. trademarks, 246 registered international trademarks, 27 pending U.S. trademark applications and 15 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our Chief Executive Officer, Andrew Perlmutter, and our former Chief Executive Officer and current Chief Creative Officer, Brian Mariotti. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
In addition, competition for qualified personnel is intense. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. Our headquarters is located near Seattle and competition in the Seattle area for qualified personnel, particularly those with technology-related skills and experience, is intense due to the increasing number of technology and e-commerce companies with a large or growing presence in Seattle, some of whom have greater resources than us and may be located closer to the city of Seattle than we are. In 2021 and to date in 2022, we also faced and we expect to continue to face higher than normal recruitment and personnel costs in efforts to seek and retain qualified personnel.
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, as we are currently doing in connection with the transition of U.S. warehouse locations, there have been and may in the future be adverse consequences for our corporate culture and employee morale. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

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
Our corporate headquarters and primary distribution facilities are currently located in Everett, Washington. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Burbank, California; Puyallup, Washington and Eindhoven, Netherlands, and we are in the process of consolidating our distribution facilities in the U.S. into a new facility in Buckeye, Arizona. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Everett is currently the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington or Arizona in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

For example, in 2020, 2021 and to date in 2022, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 25% and 28% of our sales for the three months ended March 31, 2022 and 2021, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•currency conversion risks and currency fluctuations;
•limitations on the repatriation of earnings;
•potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business;
•political instability, civil unrest, war and economic instability, such as the current situation with Ukraine and Russia and any impacts on surrounding regions;
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

For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of March 31, 2022. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against us and certain of our officers, entitled Ferreira v. Funko, Inc. et al. The original complaint alleged that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder. The lawsuit sought, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act; shortly thereafter, the Western District of Washington action was voluntarily dismissed. Lead plaintiffs filed a consolidated complaint on July 31, 2020, against us and certain of our officers and directors, as well as entities affiliated with ACON.

The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action and, the Court granted all defendants’ motions to dismiss the Ferreira action on October 2, 2020, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on an inventory risk warning in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. On May 3, 2022, the parties agreed in principle to settle the litigation, subject to court approval. The cost of settlement will be covered by our director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. That case has also been stayed pending resolution of Ferreira v. Funko, Inc., et al., Case No. 2:20-cv-02319.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, we filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action.

The cases in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. This motion is pending.
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
We rely to a large extent on our online presence to reach consumers and use third-party social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Instagram, TikTok and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. As of March 31, 2022, we had $168.9 million of indebtedness outstanding under our New Credit Facilities, consisting of $171.0 million outstanding under our New Term Loan Facility (net of unamortized discount of $2.1 million) and no outstanding borrowings under our New Revolving Credit Facility.
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
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. Based on a Form 4, filed on April 25, 2022, adjusted for the May 3, 2022 Recapitalization, (as defined below under “—In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that FAH, LLC will be required to make may be substantial.”) ACON holds approximately 31.2% of the combined voting power of our common stock through its ownership of 8,998,316 shares of our Class A common stock and 6,611,467 shares of our Class B common stock. Accordingly, ACON currently has significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of May 3, 2022, collectively hold approximately 36.7% of the combined voting power of our common stock, may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
In addition, pursuant to the Stockholders Agreement currently between Funko, Inc., ACON, Fundamental and Brian Mariotti, our chief creative officer (the “Stockholders Agreement”), ACON currently has the right to designate certain of our directors, which we refer to as the ACON Directors, which will be two ACON Directors for as long as ACON directly or indirectly, beneficially owns, in the aggregate, less than 35% but at least 25% or more of our Class A common stock and one ACON Director for as long as ACON, directly or indirectly, beneficially owns, in the aggregate, less than 25% but at least 15% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Each of ACON, Fundamental, and Brian Mariotti, our chief creative officer, has also agreed to vote, or cause to vote, all of their outstanding shares of our Class A common stock and Class B common stock at any annual or special meeting of stockholders in which directors are elected, so as to cause the election of the ACON Directors. Additionally, pursuant to the Stockholders Agreement, we shall take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at the next annual or special meeting of our stockholders at which directors are to be elected and at each annual meeting of our stockholders thereafter at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors.
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
ACON has entered into an agreement to sell a majority of the Class A common stock it beneficially owns to an affiliate of The Chernin Group (“TCG”). In connection with such transaction, TCG is expected to become entitled to similar rights as ACON and have similar influence over us.
On May 3, 2022, ACON entered into a Stock Purchase Agreement with an affiliate of TCG, pursuant to which ACON has agreed to sell 12,520,559 shares of our Class A common stock (including shares of Class A common stock to be issued upon the redemption of common units of FAH, LLC and the cancellation of shares of our Class B common stock) to TCG (such sale, the “ACON Sale”). The shares of Class A common stock proposed to be acquired by TCG represent approximately 25.0% of the combined voting power of our common stock as of May 3, 2022. Accordingly, from and after the closing of the ACON Sale, we expect TCG to have significant influence over us, including over decisions that require the approval of stockholders, and its interests in our business may conflict with the interests of our other stockholders.

In addition, our Stockholders Agreement with ACON is expected to terminate in accordance with its terms in connection with the closing of the ACON Sale, and we have entered into a new Stockholders Agreement with TCG (the “New Stockholders Agreement”), as well as a Joinder and Amendment to our Registration Rights Agreement, both to become effective at the closing of the ACON Sale. Pursuant to the New Stockholders Agreement, TCG will have the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the New Stockholders Agreement) beneficially own, directly or indirectly, in the aggregate, at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, following the effectiveness of the New Stockholders Agreement, we will be required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the New Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the New Stockholders Agreement to fill the applicable vacancies on the board of directors.
In addition, the New Stockholders Agreement provides that for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, including:
•entering into any transaction or series of related transactions in which any person or group (other than the TCG Related Parties and any group that includes the TCG Related Parties) acquires, directly or indirectly, in excess of 50% of the then outstanding shares of any class of our or our subsidiaries’ capital stock, or following which any such person or group has the direct or indirect power to elect a majority of the members of our board of directors or to replace us as the sole manager of FAH, LLC (or to add another person as co-manager of FAH, LLC);
•the reorganization, voluntary bankruptcy, liquidation, dissolution or winding up of us or any of our subsidiaries;
•the sale, lease or exchange of all or substantially all of our and our subsidiaries’ property and assets;
•the resignation, replacement or removal of us as the sole manager of FAH, LLC, or the appointment of any additional person as a manager of FAH, LLC;
•the creation of a new class or series of capital stock or other equity securities of us or, in the event such creation would materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, any of our subsidiaries;
•the issuance of additional shares of Class A common stock, Class B common stock, preferred stock or other equity securities of us (other than (x) under any stock option or other equity compensation plan approved by our board of directors or the compensation committee, or (y) pursuant to the exercise or conversion of any options, warrants or other securities existing as of the date of the New Stockholders Agreement) or, in the event such creation would materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, equity securities of any of our subsidiaries;

•any amendment or modification of our certificate of incorporation or bylaws or any similar organizational documents of any of our subsidiaries that would, in either case, materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock; and
•except to the extent of the express restrictions applicable to TCG and its controlled affiliates in the New Stockholders Agreement, any action to adopt, approve or implement any plan, agreement or provision that would, among other things, impair certain rights of TCG under the terms of the New Stockholders Agreement.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 41,188,098 common units of FAH, LLC as of May 3, 2022, representing approximately 80.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions. In addition, in connection with the ACON Sale, we agreed not to distribute or pay out as a dividend to our stockholders, on or prior to December 31, 2022, the capital contribution of approximately $74.0 million that we made to FAH, LLC in connection with the Recapitalization (as defined below), except if necessary in the exercise of the Board’s fiduciary duties. For more information regarding the Recapitalization, see “—In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that FAH, LLC will be required to make may be substantial.”
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
As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Holders, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement between FAH, LLC, the Continuing Equity Owners and us. Funds we receive from FAH, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in FAH, LLC, or the purchase of additional common units in FAH, LLC, along with a recapitalization of all of the outstanding common units in FAH, LLC. For example, on May 3, 2022, we entered into a common unit subscription agreement with FAH, LLC pursuant to which we purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by us and the number of outstanding shares of our Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of our Class B common stock were cancelled in order to maintain a one-to-one ratio between the number of shares of Class B common stock and the number of common units (other than common units issuable upon the exercise of options and common units subject to time-based vesting requirements), in each case, held by the Continuing Equity Owners, in accordance with our amended and restated certificate of incorporation (clauses (i) and (ii) together, the “Recapitalization”). To the extent we do not take such actions in the future and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock.

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
We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature. Significant management judgment is required in connection with interpreting applicable tax laws and in taking valuation positions relevant to our tax compliance obligations. We are constantly evaluating our tax return positions, and changes in our return positions could affect our liabilities and risks that we face in connection with determining our the taxes we owe and the amounts that we are required to pay in connection with the Tax Receivable Agreement. There can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could incur additional costs in connection with these risks, including by making cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.
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
As of May 3, 2022, we had an aggregate of 158,811,902 shares of Class A common stock authorized but unissued, as well as approximately 9,875,783 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions will be eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2022, 2,753,871 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,143,788 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of March 31, 2022, we had granted 1,559,848 shares of Class A common stock underlying stock options and 1,281,168 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

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
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, in connection with the ACON Sale, we agreed not to distribute or pay out as a dividend to our stockholders, on or prior to December 31, 2022, the capital contribution of approximately $74.0 million that we made to FAH, LLC in connection with the Recapitalization, except if necessary in the exercise of the Board’s fiduciary duties. Our Credit Facilities contain certain covenants that restrict the ability of FAH, LLC and its subsidiaries to pay dividends or make distributions. Because we are a holding company, our ability to pay dividends on our Class A common stock depends on our receipt of cash distributions from FAH, LLC and, through FAH, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.
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
•we require advance notice and duration of ownership requirements for stockholder proposals; and
•we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware, or the DGCL, however, our amended and restated certificate of incorporation contains provisions that are similar to Section 203 of the DGCL (except with respect to ACON and Fundamental and any of their respective affiliates and any of their respective direct or indirect transferees of Class B common stock).
In connection with the ACON Sale, we have agreed to amend our amended and restated certificate of incorporation at a future date to carve out TCG and any of their respective affiliates and any of their respective direct transferees of Class A common stock from the provisions in our charter that are similar to Section 203 of the DGCL.
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
Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, effective December 31, 2022, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.
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
As disclosed above, on May 3, 2022, we entered into a common unit subscription agreement with FAH, LLC pursuant to which we purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million. Following the Capital Contribution, we executed the Recapitalization as described above in Part II, Item 1A, “Risk Factors – In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners, and the distributions that FAH, LLC will be required to make may be substantial.” The issuance of the common units was exempt from registration under Section 4(a)(2) under of the Securities Act, as transactions by an issuer not involving any public offering.
Also as disclosed above, on May 3, 2022, ACON entered into a Stock Purchase Agreement with an affiliate of TCG, pursuant to which ACON has agreed to sell 12,520,559 shares of our Class A common stock (including shares of Class A common stock to be issued upon the redemption of common units of FAH, LLC and the cancellation of shares of our Class B common stock) to TCG. The shares of Class A common stock proposed to be acquired by TCG represent approximately 25.0% of the combined voting power of our common stock as of May 3, 2022. Accordingly, from and after the closing of the ACON Sale, we expect TCG to have significant influence over us, including over decisions that require the approval of stockholders, and its interests in our business may conflict with the interests of our other stockholders. The consummation of the transaction is subject to customary closing conditions and is expected to close on or around May 19, 2022.
In addition, our Stockholders Agreement with ACON is expected to terminate in accordance with its terms in connection with the closing of the ACON Sale. On May 4, 2022, Ken Brotman and Adam Kriger resigned from our board, contingent on and effective upon the closing of the ACON Sale.
In connection with the ACON Sale, we have entered into the New Stockholders Agreement, as well as a Joinder and Amendment to our Registration Rights Agreement, both of which contain operative provisions that will become effective at the closing of the ACON Sale. Pursuant to the New Stockholders Agreement, TCG will have the right to designate two TCG Directors for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Consistent with the New Stockholders Agreement, TCG has designated, and the board has elected, Jesse Jacobs to serve as a Class III director of the Company to fill the vacancy created by Mr. Brotman’s resignation, effective upon the closing of the ACON Sale.
Mr. Jacobs, 46, co-founded and has served as Managing Partner of TCG since 2010. Prior to TCG. Mr. Jacobs was a senior member of the media, entertainment and sports advisory, investing and financing team at Goldman Sachs. Mr. Jacobs has served on the board of directors of former public company Collectors Universe, Inc. since November 2020 and sits on a number of private company boards of directors including Hodinkee, Inc., Exploding Kittens, Inc. and Barstool Sports, Inc. Mr. Jacobs received his B.A. and M.B.A. from the University of Pennsylvania. Mr. Jacobs will be compensated consistent with the Company’s Non-Employee Director Compensation Policy.

Following the effectiveness of the New Stockholders Agreement, we will be required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the New Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the New Stockholders Agreement to fill the applicable vacancies on the board of directors.
In addition, the New Stockholders Agreement provides that for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, as described above in Part II, Item 1A, “Risk Factors – ACON has entered into an agreement to sell a majority of the Class A common stock it beneficially owns to an affiliate of The Chernin Group (“TCG”). In connection with such transaction, TCG is expected to become entitled to similar rights as ACON and have similar influence over us.”
Pursuant to the New Stockholders Agreement, we have agreed to amend our amended and restated certificate of incorporation at a future date to, among other things, carve out TCG and any of their respective affiliates and any of their respective direct transferees of Class A common stock from the provisions in our charter that are similar to Section 203 of the DGCL. Pursuant to the New Stockholders Agreement, we have also agreed to amend our bylaws at a future date to remove certain provisions that fall away once ACON owns under certain thresholds of our Class A common stock and to otherwise make changes consistent with the terms of the New Stockholders Agreement.
TCG has also agreed to certain standstill provisions, prohibiting, among other things, TCG from acquiring equity of the Company, other than as provided in the New Stockholders Agreement, such that the aggregate number of shares of Class A common stock beneficially owned by TCG Related Parties and their controlled affiliates following such acquisition exceeds 31.3% of all issued and outstanding shares of Class A common stock.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1
Amendment No. 1, dated as of April 26, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.
*

10.2	Stockholders Agreement, dated May 3, 2022, between the Company and TCG 3.0 Fuji, LP.					*

10.3	Registration Rights Agreement Joinder and Amendment, date May 3, 2022, between TCG 3.0 Fuji, LP and the Company.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 5, 2022	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)