Form 10-Q
period 2022-06-30
Funko, Inc.
filed 2022-08-04
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2022, the registrant had 46,840,654 shares of Class A common stock, $0.0001 par value per share, and 3,293,140 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of the COVID-19 pandemic and general economic and market conditions on our business, results of operations and financial condition, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, anticipated future expenses and payments, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the U.S. Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•TCG 3.0 Fuji, LP. has significant influence over us, and its interests may conflict with the interests of our other stockholders.
•There are risks related to our organizational structure, including the Tax Receivable Agreement, which confers certain benefits upon the Continuing Equity Owners (as defined herein) that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Equity Owners.
•There are risks associated with the ownership of our Class A common stock including, but not limited to, potential dilution by future issuances and volatility in the price of our Class A common stock.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$315,716	$236,110	$624,059	$425,287
Cost of sales (exclusive of depreciation and amortization shown separately below)	212,597	143,756	412,246	254,609
Selling, general, and administrative expenses	82,693	54,875	161,113	106,142
Depreciation and amortization	11,483	10,188	21,954	20,450
Total operating expenses	306,773	208,819	595,313	381,201
Income from operations	8,943	27,291	28,746	44,086
Interest expense, net	1,667	1,973	2,877	4,210
Other expense (income), net	435	(208)	832	971
Income before income taxes	6,841	25,526	25,037	38,905
Income tax (benefit) expense	(8,952)	4,582	(5,274)	6,875
Net income	15,793	20,944	30,311	32,030
Less: net income attributable to non-controlling interests	1,121	7,131	5,757	11,703
Net income attributable to Funko, Inc.	$14,672	$13,813	$24,554	$20,327
Earnings per share of Class A common stock:
Basic	$0.34	$0.36	$0.58	$0.55
Diluted	$0.28	$0.34	$0.53	$0.52
Weighted average shares of Class A common stock outstanding:
Basic	43,741	37,881	42,042	37,047
Diluted	53,824	40,555	53,976	39,207
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$15,793	$20,944	$30,311	$32,030
Other comprehensive income:
Foreign currency translation (loss) gain, net of tax effect of $859 and $96 for the three months ended June 30, 2022 and 2021, respectively and $1,159 and $21 for the six months ended June 30, 2022 and 2021, respectively	(3,379)	104	(4,661)	527
Comprehensive income	12,414	21,048	25,650	32,557
Less: Comprehensive income attributable to non-controlling interests	459	7,176	4,749	11,900
Comprehensive income attributable to Funko, Inc.	$11,955	$13,872	$20,901	$20,657
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$56,191	$83,557
Accounts receivable, net	195,644	187,688
Inventory	233,974	166,428
Prepaid expenses and other current assets	37,909	14,925
Total current assets	523,718	452,598
Property and equipment, net	94,742	58,828
Operating lease right-of-use assets	71,358	53,466
Goodwill	132,464	126,651
Intangible assets, net	184,089	189,619
Deferred tax asset	116,542	74,412
Other assets	15,767	11,929
Total assets	$1,138,680	$967,503
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$70,000	$—
Current portion of long-term debt, net of unamortized discount	17,427	17,395
Current portion of operating lease liabilities	17,398	14,959
Accounts payable	114,218	57,238
Income taxes payable	417	15,994
Accrued royalties	49,997	58,158
Accrued expenses and other current liabilities	113,920	121,267
Total current liabilities	383,377	285,011
Long-term debt, net of unamortized discount	147,094	155,818
Operating lease liabilities, net of current portion	83,230	50,459
Deferred tax liability	582	648
Liabilities under tax receivable agreement, net of current portion	100,875	75,523
Other long-term liabilities	3,559	3,486

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 46,832 and 40,088 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 3,293 and 10,691 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	1
Additional paid-in-capital	304,258	252,505
Accumulated other comprehensive (loss) income	(2,575)	1,078
Retained earnings	92,604	68,050
Total stockholders’ equity attributable to Funko, Inc.	394,292	321,638
Non-controlling interests	25,671	74,920
Total stockholders’ equity	419,963	396,558
Total liabilities and stockholders’ equity	$1,138,680	$967,503
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating Activities
Net income	$30,311	$32,030
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other	21,586	19,792
Equity-based compensation	7,322	6,211
Amortization of debt issuance costs and debt discounts	433	643
Other	2,588	1,319
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(9,667)	(7,169)
Inventory	(68,921)	(26,383)
Prepaid expenses and other assets	(27,985)	2,097
Accounts payable	57,661	8,305
Income taxes payable	(15,542)	5,356
Accrued royalties	(9,776)	1,531
Accrued expenses and other liabilities	(18,149)	27,699
Net cash (used in) provided by operating activities	(30,139)	71,431

Investing Activities
Purchases of property and equipment	(33,713)	(10,128)
Acquisitions of businesses and related intangible assets, net of cash	(13,968)	(1,001)
Other	61	—
Net cash used in investing activities	(47,620)	(11,129)

Financing Activities
Borrowings on line of credit	70,000	—
Payments of long-term debt	(9,000)	(13,875)
Distributions to continuing equity owners	(10,224)	(6,913)
Payments under tax receivable agreement	—	(6)
Proceeds from exercise of equity-based options	559	3,678
Net cash provided by (used in) financing activities	51,335	(17,116)

Effect of exchange rates on cash and cash equivalents	(942)	33

Net change in cash and cash equivalents	(27,366)	43,219
Cash and cash equivalents at beginning of period	83,557	52,255
Cash and cash equivalents at end of period	$56,191	$95,474
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2022, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.
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

3. Acquisitions
TokenWave LLC. On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represents an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of operations from the acquisition date to June 30, 2022 was not material.
Mondo. On June 8, 2022, the Company acquired 100% of the membership interests in Mondo Tees Buyer, LLC (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles. The Company accounted for the acquisition as a business combination. The preliminary purchase consideration consists of $14.0 million in cash. The Company is still in the process of completing its analysis of the opening balance sheet balances and finalizing its analysis and assumptions over the fair value of assets and liabilities acquired and purchase consideration transferred, and the difference between the estimated and final values could be material.
Goodwill of $6.2 million is calculated as the excess of the purchase price paid over the net assets acquired. The Company does not expect the Goodwill as recognized, to be deductible for tax purposes. An intangible asset of $2.3 million was preliminarily recognized for the Mondo trade name.
The activity of Mondo as included in the Company’s consolidated statements of operations from the acquisition date to June 30, 2022 was not material.
The following table shows the preliminary purchase price allocation for the Mondo acquisition as of June 30, 2022:

Cash	$36
Accounts receivable	1,831
Inventory	3,409
Other current assets	4,308
Intangible assets	2,325
Goodwill	6,187
Current liabilities	(4,092)
Estimated consideration transferred	$14,004

4. Fair Value Measurements
The Company’s financial instruments, other than those discussed below, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Cash equivalents. As of June 30, 2022 and December 31, 2021, cash equivalents included $0.5 million and $56.9 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at June 30, 2022 and December 31, 2021, was approximately $236.5 million and $175.5 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2022 and December 31, 2021, were $234.5 million and $173.2 million, respectively.
5. Debt
Debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$70,000	$—

Term Loan Facility	$166,500	$175,500
Debt issuance costs	(1,979)	(2,287)
Total term debt	164,521	173,213
Less: current portion	17,427	17,395
Long-term debt, net	$147,094	$155,818

Former Credit Facilities
On October 22, 2018, FAH, LLC and certain of its material domestic subsidiaries from time to time (collectively the “Credit Agreement Parties”) entered into a credit agreement (as amended, the “Former Credit Agreement”) providing for a term loan facility in the amount of $235.0 million (the “Former Term Loan Facility”) and a revolving credit facility of $50.0 million (the “Former Revolving Credit Facility”) (together the “Former Credit Facilities”). On February 11, 2019, the Credit Agreement Parties amended the Former Credit Agreement to increase the Former Revolving Credit Facility to $75.0 million. On September 23, 2019, the Credit Agreement Parties entered into a second amendment to the Former Credit Agreement, which extended the maturity date of the Former Term Loan Facility and the Former Revolving Credit Facility under the Former Credit Facilities to September 23, 2024 (the “Former Facility Maturity Date”), reduced the interest margin applicable to all loans under the Credit Agreement by 0.75% and reduced certain fees incurred under the Former Credit Agreement. The second amendment also allowed the Credit Agreement Parties to request an additional $25.0 million increase to the Former Term Loan Facility.
On May 5, 2020 the Credit Agreement Parties entered into a third amendment to the Former Credit Agreement, which modified the financial covenants and adjusted the required leverage levels for the Leverage Ratio (as defined in the Former Credit Agreement) to provide the Credit Agreement Parties with additional flexibility.
The Former Term Loan Facility amortized in quarterly installments in aggregate amounts equal to 5.00% of the original principal amount of the Former Term Loan Facility in the first and second years of the Former Term Loan Facility, 10.00% of the original principal amount of the Former Term Loan Facility in the third and fourth years of the Former Term Loan Facility and 12.50% of the original principal amount of the Former Term Loan Facility in the fifth year of the Former Term Loan Facility, with any outstanding balance due and payable on the Former Facility Maturity Date. The first amortization payment was on December 31, 2018. The Former Revolving Credit Facility would have terminated on the Former Facility Maturity Date and loans thereunder were eligible to be borrowed, repaid, and reborrowed up to such date.
As amended, loans under the Former Credit Facilities bore interest, at the Credit Agreement Parties’ option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate was subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments were due at the end of each applicable interest period.
The Former Credit Facilities were secured by substantially all of the assets of FAH, LLC and its material domestic subsidiaries, subject to customary exceptions.
In September 2021, all of the outstanding aggregate principal balance and accrued interest of $180.1 million on the Credit Agreement Parties’ Former Term Loan Facility was repaid, and the Credit Agreement Parties recorded a $0.7 million loss on debt extinguishment as a result of the write-off of unamortized deferred financing fees.

New Credit Facilities
On September 17, 2021, the Credit Agreement Parties entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay and terminate the Former Credit Facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the New Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the New Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increases the New Revolving Credit Facility to $215.0 million and converts the New Credit Facility interest rate index from Borrower (as defined in the New Credit Agreement) option LIBOR to SOFR. See Note 13, Subsequent Events.
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
Prior to the Second Amendment, loans under the New Credit Facilities, at the Borrowers’ option, bore interest at either (i) LIBOR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus 2.50% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of LIBOR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates were subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments were due quarterly. For loans based on Daily Simple SONIA, interest payments were due monthly. For loans based on LIBOR, EURIBOR, HIBOR or CDOR, interest payments were due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of June 30, 2022 and December 31, 2021, the Credit Agreement Parties were in compliance with all of the covenants in its New Credit Agreement, as amended.
At June 30, 2022 and December 31, 2021, the Credit Agreement Parties had $166.5 million and $175.5 million of borrowings outstanding under the New Term Loan Facility and $70.0 million and no outstanding borrowings under the New Revolving Credit Facility, respectively. Outstanding borrowings under the New Revolving Credit Facility at June 30, 2022 are due within 30 days of each draw. At June 30, 2022 and December 31, 2021, the Credit Agreement Parties had $30.0 million and $100.0 million available under the New Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of June 30, 2022 and December 31, 2021.

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
During the three and six months ended June 30, 2022 the Company acquired 5.8 million and 6.5 million, respectively, of common units of FAH, LLC. During the three and six months ended June 30, 2021 the Company acquired 2.0 million and 3.2 million, respectively of common units of FAH, LLC. As a result of these exchanges, during the three and six months ended June 30, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $27.4 million and $29.9 million, respectively, and $10.8 million and $14.5 million, respectively for the three and six months ended June 30, 2021.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$85,556	$68,284	$82,884	$62,317
Additional liabilities for exchanges	27,177	12,216	29,849	18,189
Payments under tax receivable agreement	—	—	—	(6)
Ending balance	$112,733	$80,500	$112,733	$80,500
As of June 30, 2022, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $112.7 million, of which $11.9 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2021, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $82.9 million, of which $7.4 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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

Debt
The Company has entered into a New Credit Agreement which includes a New Term Loan Facility and a New Revolving Credit Facility. See Note 5, Debt. On July 29, 2022, the New Credit Agreement was further amended by the Second Amendment. See Note 13, Subsequent Events.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.
Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. The Company’s lease for the Warehouse and Distribution facility in Buckeye, Arizona, commenced during the six months ended June 30, 2022 . The Company recorded operating lease right-of-use assets obtained in exchange for new operating lease obligations of $21.5 million with $17.2 million in lease incentives obtained.
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

The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The original complaint alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder. The lawsuit sought, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act; shortly thereafter, the Western District of Washington action was voluntarily dismissed. Lead plaintiffs filed a consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action, and the Court granted all defendants’ motions to dismiss the Ferreira action on February 25, 2021, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on an inventory risk warning in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. On May 3, 2022, the parties agreed in principle to settle the litigation, subject to court approval. The Court granted preliminary approval of the settlement on July 17, 2022. The cost of settlement will be covered by the Company’s director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. Defendants have asked the Court to consolidate Smith with the aforementioned cases. On July 20, 2022, the Court declined to consolidate Smith with the previously-pending cases, and lifted the stay of those proceedings that had been in place since 2020.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. That action was stayed pending resolution of Ferreira v. Funko, Inc., et al., Case No. 2:20-cv-02319. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery, captioned Fletcher, et al. v. Mariotti. That complaint also asserts claims arising out of same issues and events as Silverberg and the derivative actions pending in the Central District of California.
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

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss, and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, the Company filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition, and the case has been remanded to the Superior Court.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action through November 2022.
The cases in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary against certain current and former officers and directors. On March 31, 2022, the Company moved to dismiss the action. In response to defendants’ motion to dismiss. Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue.
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
The following table present summarized product information as a percent of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Core Collectible	73.8%	81.3%	75.7%	82.0%
Loungefly	22.2%	13.8%	19.2%	13.5%
Other	4.0%	4.9%	5.1%	4.5%
The following tables present summarized geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
United States	$231,196	$163,183	$463,361	$299,704
Europe	63,392	52,045	120,449	91,810
Other International	21,128	20,882	40,249	33,773
Total net sales	$315,716	$236,110	$624,059	$425,287

	June 30, 2022	December 31, 2021
Long-term assets:
United States	$135,462	$81,022
United Kingdom	22,397	26,500
Vietnam and China	24,008	16,701
Total long-lived assets	$181,867	$124,223

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
The Company recorded $9.0 million of income tax benefit and $4.6 million of income tax expense for the three months ended June 30, 2022 and 2021, respectively, and $5.3 million of income tax benefit and $6.9 million of income tax expense for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimated annual effective tax rate for the six months ended June 30, 2022 was (21.1)%. The Company’s effective tax rate differs from the statutory rate of 21% primarily due to the impact of foreign and state taxes and a discrete benefit of $11.0 million from the release of a valuation allowance on the outside basis deferred tax asset.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

10. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Class A common stock
Beginning balance	$4	$4	$4	$4
Shares issued	1	—	1	—
Ending balance	$5	$4	$5	$4
Class B common stock
Beginning balance	$1	$1	$1	$1
Redemption of common units of FAH, LLC	(1)	—	(1)	—
Ending balance	$—	$1	$—	$1
Additional paid-in capital
Beginning balance	$260,090	$222,902	$252,505	$216,141
Equity-based compensation	3,953	3,521	7,322	6,211
Shares issued for equity-based compensation awards	482	3,645	559	3,678
Other	—	—	—	200
Redemption of common units of FAH, LLC	33,678	10,648	37,901	16,680
Recapitalization of FAH, LLC	5,873	—	5,873	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	182	(1,447)	98	(3,641)
Ending balance	$304,258	$239,269	$304,258	$239,269
Accumulated other comprehensive income
Beginning balance	$142	$1,989	$1,078	$1,718
Foreign currency translation (loss) gain, net of tax	(2,717)	59	(3,653)	330
Ending balance	$(2,575)	$2,048	$(2,575)	$2,048
Retained earnings
Beginning balance	$77,932	$30,917	$68,050	$24,403
Net income attributable to Funko, Inc.	14,672	13,813	24,554	20,327
Ending balance	$92,604	$44,730	$92,604	$44,730
Non-controlling interests
Beginning balance	$71,579	$77,286	$74,920	$80,178
Distributions to Continuing Equity Owners	(6,816)	(4,468)	(10,224)	(6,913)
Other	—	—	—	861
Redemption of common units of FAH, LLC	(33,678)	(10,648)	(37,901)	(16,680)
Recapitalization of FAH, LLC	(5,873)	—	(5,873)	—
Foreign currency translation (loss) gain, net of tax	(662)	45	(1,008)	197
Net income attributable to non-controlling interests	1,121	7,131	5,757	11,703
Ending balance	$25,671	$69,346	$25,671	$69,346
Total stockholders’ equity	$419,963	$355,398	$419,963	$355,398

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Class A common shares outstanding
Beginning balance	40,797	36,836	40,088	35,657
Shares issued for equity-based compensation awards	223	390	248	407
Redemption of common units of FAH, LLC	5,812	2,019	6,496	3,181
Ending balance	46,832	39,245	46,832	39,245
Class B common shares outstanding
Beginning balance	10,007	13,040	10,691	14,040
Redemption of common units of FAH, LLC	(5,804)	(1,839)	(6,488)	(2,839)
Recapitalization of Class B common shares	(910)	—	(910)	—
Ending balance	3,293	11,201	3,293	11,201
Total Class A and Class B common shares outstanding	50,125	50,446	50,125	50,446
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
Net income and comprehensive income are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2022 and December 31, 2021, Funko, Inc. owned 46.8 million and 40.1 million of FAH, LLC common units, respectively, representing a 91.5% and 77.3% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income and comprehensive income of FAH, LLC for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,953	$3,521	$7,322	$6,211
Income tax (benefit) expense	$(9,683)	$3,968	$(6,675)	$5,792

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$15,793	$20,944	$30,311	$32,030
Less: net income attributable to non-controlling interests	1,121	7,131	5,757	11,703
Net income attributable to Funko, Inc. — basic	$14,672	$13,813	$24,554	$20,327
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	619	—	4,206	—
Net income attributable to Funko, Inc. — diluted	$15,291	$13,813	$28,760	$20,327
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	43,740,737	37,881,027	42,041,750	37,047,265
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	7,847,603	227,640	9,794,925	227,482
Add: Dilutive Funko, Inc. equity compensation awards	2,235,243	2,446,208	2,139,671	1,932,177
Weighted-average shares of Class A common stock outstanding — diluted	53,823,583	40,554,875	53,976,346	39,206,924
Earnings per share of Class A common stock — basic	$0.34	$0.36	$0.58	$0.55
Earnings per share of Class A common stock — diluted	$0.28	$0.34	$0.53	$0.52

For the three months ended June 30, 2022 and 2021, an aggregate of 2.2 million and 15.0 million, respectively, and for the six months ended June 30, 2022 and 2021, an aggregate of 2.0 million and 15.6 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three and six months ended June 30, 2022, there were no common units of FAH, LLC that were excluded from the calculations of diluted earnings per share. For the three and six months ended June 30, 2021, anti-dilutive securities included 13.6 million and 14.4 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
13. Subsequent Events
On July 29, 2022, the Credit Agreement Parties entered into Second Amendment with the Lenders and JPMorgan Chase Bank, N.A. as administrative agent. The Second Amendment, among other things, increases the New Revolving Credit Facility from $100.0 million to $215.0 million. Following the effectiveness of the Second Amendment, loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Second Amendment effective date. Each of Term SOFR, EURIBOR, HIBOR, CDOR and SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.

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
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
◦“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: Funko, Inc., and, unless otherwise stated, all of its subsidiaries, including FAH, LLC;
◦“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including each of the Former Equity Owners).
◦“ACON Sale” refers to the sale by ACON and certain of its affiliates to TCG of an aggregate of 12,520,559 shares of our Class A common stock pursuant to a Stock Purchase Agreement, dated as of May 3, 2022, by and among ACON, certain affiliates of ACON and TCG.
◦“Continuing Equity Owners” refers collectively to ACON Funko Investors, L.L.C., Fundamental, the Former Profits Interests Holders, certain former warrant holders and certain current and former executive officers, employees and directors and each of their permitted transferees that owned common units in FAH, LLC after our initial public offering (“IPO”) and who may redeem at each of their options, their common units for, at our election, cash or newly-issued shares of Funko, Inc.'s Class A common stock.
◦“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C., a Delaware limited liability company.
◦“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement, as amended from time to time.
◦“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc. Class A common stock (to be held by them either directly or indirectly) in connection with the consummation of the IPO.
◦“Former Profits Interests Holders” refers collectively to certain of our directors and certain current executive officers and employees, in each case, who held existing vested and unvested profits interests in FAH, LLC pursuant to FAH, LLC’s existing equity incentive plan and who received common units of FAH, LLC in exchange for their profits interests (subject to the common units received in exchange for unvested profits interests remaining subject to their existing time-based vesting requirements) in connection with our IPO.
◦“Fundamental” refers collectively to Fundamental Capital, LLC and Funko International, LLC.
◦“Original Equity Owners” refers to the owners of ownership interests in FAH, LLC, collectively, prior to the IPO, which include ACON, Fundamental, the Former Profits Interests Holders and certain current and former executive officers, employees and directors.
◦“Tax Receivable Agreement” refers to a tax receivable agreement entered into between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners and certain transferees.
◦“TCG” refers to TCG 3.0 Fuji, LP.

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
Given our diverse product offering, in 2022, we created three new branded categories to better align our product net sales results and execute against our operating objectives. The Core Collectible branded category includes Pop! Vinyl, and newer collectible brands such as Soda, Vinyl Gold and Popsies. The Loungefly branded category includes our softlines products. The Other branded category includes our Toy and Games brands and our Digital Brands. Net sales product revenue has been recast into these branded categories for the three and six months ended June 30, 2021.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(amounts in thousands)
Net sales	$315,716	$236,110	$624,059	$425,287
Net income	$15,793	$20,944	$30,311	$32,030
EBITDA (1)	$19,991	$37,687	$49,868	$63,565
Adjusted EBITDA (1)	$31,751	$41,056	$68,004	$70,828
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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth information comparing the components of net income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$315,716	$236,110	$79,606	33.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	212,597	143,756	68,841	47.9%
Selling, general, and administrative expenses	82,693	54,875	27,818	50.7%
Depreciation and amortization	11,483	10,188	1,295	12.7%
Total operating expenses	306,773	208,819	97,954	46.9%
Income from operations	8,943	27,291	(18,348)	(67.2)%
Interest expense, net	1,667	1,973	(306)	(15.5)%
Other expense (income), net	435	(208)	643	nm
Income before income taxes	6,841	25,526	(18,685)	(73.2)%
Income tax (benefit) expense	(8,952)	4,582	(13,534)	nm
Net income	15,793	20,944	(5,151)	(24.6)%
Less: net income attributable to non-controlling interests	1,121	7,131	(6,010)	(84.3)%
Net income attributable to Funko, Inc.	$14,672	$13,813	$859	6.2%
Net Sales
Net sales were $315.7 million for the three months ended June 30, 2022, an increase of 33.7%, compared to $236.1 million for the three months ended June 30, 2021. The three months ended June 30, 2021 saw lingering effects of the COVID-19 pandemic with declines in net sales. In addition to the impacts of the COVID-19 pandemic on the three months ended June 30, 2021, the increase in net sales was due primarily to increased sales to specialty retailers, e-commerce sites and mass-market retailers for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
For the three months ended June 30, 2022, the number of active properties decreased 4.2% to 762 as compared to 795 for the three months ended June 30, 2021, and the average net sales per active property increased 39.5% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.

On a geographical basis, net sales in the United States increased 41.7% to $231.2 million in the three months ended June 30, 2022 as compared to $163.2 million in the three months ended June 30, 2021. Net sales in Europe increased 21.8% to $63.4 million in the three months ended June 30, 2022 as compared to $52.0 million in the three months ended June 30, 2021 and net sales in other international locations increased 1.2% to $21.1 million in the three months ended June 30, 2022 as compared to $20.9 million in the three months ended June 30, 2021.
On a branded product basis, net sales of Core Collectible branded category increased 21.3% to $233.0 million in the three months ended June 30, 2022 as compared to $192.1 million in the three months ended June 30, 2021, Loungefly branded products net sales increased 114.3% to $70.0 million in the three months ended June 30, 2022 as compared to $32.7 million in the three months ended June 30, 2021 and net sales of other branded products increased 11.6% to $12.7 million in the three months ended June 30, 2022 as compared to $11.4 million in the three months ended June 30, 2021.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $212.6 million for the three months ended June 30, 2022, an increase of 47.9%, compared to $143.8 million for the three months ended June 30, 2021. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, as well as higher costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 32.7% for the three months ended June 30, 2022, compared to 39.1% for the three months ended June 30, 2021. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven primarily by an increase in shipping and freight costs as a percentage of net sales during the three months ended June 30, 2022 due to continued global supply chain capacity constraints and fuel-based surcharges driving increased freight costs. We have experienced and anticipate that we will continue to experience inflationary pressures on inbound shipping and product costs which we have partially mitigated through price increases of certain products.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $82.7 million for the three months ended June 30, 2022, an increase of 50.7%, compared to $54.9 million for the three months ended June 30, 2021. The increase was driven primarily by a $12.1 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $6.5 million increase in professional fees, which included one-time transaction expenses for the consolidation of the Washington state based warehouse and distribution centers and move to Arizona, a $3.2 million increase in advertising and marketing costs and a $3.0 million increase in rent, facility and warehouse support as the new Buckeye warehouse and distribution facility began operations during the quarter. We expect personnel and related costs to remain elevated through at least the end of 2022 to support the final transitions of our U.S. distribution warehouses, additional personnel to support strategic initiatives and overall business growth and due to additional inflationary pressures to increase wages, commissions and benefits expenses. We also expect elevated costs related to our enterprise resource planning (“ERP”) implementation as we expect to finalize the remaining steps in early 2023. Selling, general and administrative expenses were 26.2% and 23.2% of net sales for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization
Depreciation and amortization expense was $11.5 million for the three months ended June 30, 2022, an increase of 12.7%, compared to $10.2 million for the three months ended June 30, 2021, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $1.7 million for the three months ended June 30, 2022, a decrease of 15.5%, compared to $2.0 million for the three months ended June 30, 2021. The decrease in interest expense, net was due primarily a lower average balance on term debt outstanding as well as lower average interest rates during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Other expense (income), net
Other expense, net was $0.4 million for the three months ended June 30, 2022, compared to other income of $0.2 million for the three months ended June 30, 2021. Other expense (income), net for the three months ended June 30, 2022 and 2021 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax (benefit) expense
Income tax benefit was $9.0 million and income tax expense was $4.6 million for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, the Company realized a discrete benefit of $11.0 million from the release of a valuation allowance on the outside basis deferred tax asset.
Net income
Net income was $15.8 million for the three months ended June 30, 2022, compared to $20.9 million for the three months ended June 30, 2021. The decrease in net income was primarily due to the increases in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses outpacing the increase in net sales for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as discussed above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth information comparing the components of net income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$624,059	$425,287	$198,772	46.7%
Cost of sales (exclusive of depreciation and amortization shown separately below)	412,246	254,609	157,637	61.9%
Selling, general, and administrative expenses	161,113	106,142	54,971	51.8%
Depreciation and amortization	21,954	20,450	1,504	7.4%
Total operating expenses	595,313	381,201	214,112	56.2%
Income from operations	28,746	44,086	(15,340)	(34.8)%
Interest expense, net	2,877	4,210	(1,333)	(31.7)%
Other expense, net	832	971	(139)	(14.3)%
Income before income taxes	25,037	38,905	(13,868)	(35.6)%
Income tax (benefit) expense	(5,274)	6,875	(12,149)	nm
Net income	30,311	32,030	(1,719)	(5.4)%
Less: net income attributable to non-controlling interests	5,757	11,703	(5,946)	(50.8)%
Net income attributable to Funko, Inc.	$24,554	$20,327	$4,227	20.8%
Net Sales
Net sales were $624.1 million for the six months ended June 30, 2022, an increase of 46.7%, compared to $425.3 million for the six months ended June 30, 2021. In addition to the impacts of the COVID-19 pandemic on the six months ended June 30, 2021, the increase in net sales was due primarily to increased sales to specialty retailers, mass-market retailers, and e-commerce sites for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
For the six months ended June 30, 2022, the number of active properties increased 0.6% to 851 as compared to 846 for the six months ended June 30, 2021, and the average net sales per active property increased to 45.9% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
On a geographical basis, net sales in the United States increased 54.6% to $463.4 million in the six months ended June 30, 2022 as compared to $299.7 million in the six months ended June 30, 2021. Net sales in Europe increased 31.2% to $120.4 million in the six months ended June 30, 2022 as compared to $91.8 million in the six months ended June 30, 2021 and net sales in other international locations increased 19.2% to $40.2 million in the six months ended June 30, 2022 as compared to $33.8 million in the six months ended June 30, 2021. Increases in net sales in Europe and other international locations were due primarily to increased sales to specialty retailers, mass-market retailers and direct to consumer customers in addition to the impacts of the COVID-19 pandemic on the six months ended June 30, 2021.

On a branded product basis, net sales of Core Collectible branded products increased 35.5% to $472.7 million in the six months ended June 30, 2022 as compared to $348.9 million in the six months ended June 30, 2021, Loungefly branded products increased 109.6% to $120.1 million in the six months ended June 30, 2022 as compared to $57.3 million in the six months ended June 30, 2021 and net sales of other branded products increased 63.6% to $31.3 million in the six months ended June 30, 2022 as compared to $19.1 million in the six months ended June 30, 2021.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $412.2 million for the six months ended June 30, 2022, an increase of 61.9%, compared to $254.6 million for the six months ended June 30, 2021. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, as well as higher costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 33.9% for the six months ended June 30, 2022, compared to 40.1% for the six months ended June 30, 2021. The decrease in gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven primarily by an increase in shipping and freight costs as a percentage of net sales during the six months ended June 30, 2022 due to global supply chain capacity constraints and fuel-based surcharges driving increased freight costs. We have experienced and anticipate that we will continue to experience inflationary pressures on inbound shipping and product costs which we have partially mitigated through price increases of certain products.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $161.1 million for the six months ended June 30, 2022, an increase of 51.8%, compared to $106.1 million for the six months ended June 30, 2021. The increase was driven primarily by a $29.6 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $9.8 million increase in professional fees, which included one-time transaction expenses for the consolidation of the Washington state based warehouses and distributions centers and move to Arizona, a $4.8 million increase in rent, facility and warehouse support as the new Buckeye warehouse and distribution facility began operations, a $4.3 million increase in advertising and marketing costs and a $2.8 million increase in administrative costs, primarily related to increased credit card fees and provisional allowance for bad debt expense. We expect personnel and related costs to remain elevated through at least the end of 2022 to support the final transitions of our U.S. distribution warehouses, additional personnel to support strategic initiatives and overall business growth and due to additional inflationary pressures to increase wages, commissions and benefits expenses. We also expect elevated costs related to our enterprise resource planning (“ERP”) implementation as we expect to finalize the remaining steps in early 2023. Selling, general and administrative expenses were 25.8% and 25.0% of net sales for the six months ended June 30, 2022 and 2021, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $22.0 million for the six months ended June 30, 2022, an increase of 7.4%, compared to $20.5 million for the six months ended June 30, 2021, primarily related to the type and timing of assets placed in service.

Interest Expense, Net
Interest expense, net was $2.9 million for the six months ended June 30, 2022, a decrease of 31.7%, compared to $4.2 million for the six months ended June 30, 2021. The decrease in interest expense, net was due primarily to a lower average balance on term debt outstanding as well as lower average interest rates during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Other expense, net
Other expense, net was $0.8 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Other expense, net for the six months ended June 30, 2022 and 2021 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax (benefit) expense
Income tax benefit was $5.3 million and income tax expense was $6.9 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the Company realized a discrete benefit of $11.0 million from the release of a valuation allowance on the outside basis deferred tax asset.
Net income
Net income was $30.3 million for the six months ended June 30, 2022, compared to $32.0 million for the six months ended June 30, 2021. The decrease in net income was primarily due to the increases in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses outpacing the increase in net sales, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax (benefit) expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction losses (gains) and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction losses (gains) and other unusual or one-time items, and the income tax expense effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction losses (gains) and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to Funko, Inc.	$14,672	$13,813	$24,554	$20,327
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	1,121	7,131	5,757	11,703
Equity-based compensation (2)	3,953	3,521	7,322	6,211
Acquisition transaction costs and other expenses (3)	1,920	—	2,850	—
Certain severance, relocation and related costs (4)	5,453	56	7,133	81
Foreign currency transaction (gain) loss (5)	434	(208)	831	971
Income tax expense (6)	(13,602)	(2,642)	(16,067)	(4,667)
Adjusted net income	$13,951	$21,671	$32,380	$34,626
Weighted-average shares of Class A common stock outstanding-basic	43,741	37,881	42,042	37,047
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	10,083	16,317	11,935	16,537
Adjusted weighted-average shares of Class A stock outstanding - diluted	53,824	54,198	53,977	53,584
Adjusted earnings per diluted share	$0.26	$0.40	$0.60	$0.65

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(amounts in thousands)
Net income	$15,793	$20,944	$30,311	$32,030
Interest expense, net	1,667	1,973	2,877	4,210
Income tax (benefit) expense	(8,952)	4,582	(5,274)	6,875
Depreciation and amortization	11,483	10,188	21,954	20,450
EBITDA	$19,991	$37,687	$49,868	$63,565
Adjustments:
Equity-based compensation (2)	3,953	3,521	7,322	6,211
Acquisition transaction costs and other expenses (3)	1,920	—	2,850	—
Certain severance, relocation and related costs (4)	5,453	56	7,133	81
Foreign currency transaction (gain) loss (5)	434	(208)	831	971
Adjusted EBITDA	$31,751	$41,056	$68,004	$70,828

(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)For the three and six months ended June 30, 2022 includes acquisition-related costs related to investment banking and due diligence fees.
(4)For the three and six months ended June 30, 2022, includes charges related to one-time relocation costs for U.S. warehouse personnel and inventory in connection with the new opening of a warehouse and distribution facility in Buckeye, Arizona. For the three and six months ended June 30, 2021, represents severance, relocation and related costs associated with residual payment of global workforce reduction implemented in response to the COVID-19 pandemic.
(5)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(6)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented. For the three and six months ended June 30, 2022, this also includes the $11.0 million discrete benefit from the release of a valuation allowance on the outside basis deferred tax asset.
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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our revolving credit facility (the “New Revolving Credit Facility”) as amended by the Second Amendment, which, among other things, increased the New Revolving Credit Facility to $215.0 million, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our New Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Liquidity and Capital Resources
The following table shows summary cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(30,139)	$71,431
Net cash used in investing activities	(47,620)	(11,129)
Net cash provided by (used in) financing activities	51,335	(17,116)
Effect of exchange rates on cash and cash equivalents	(942)	33
Net change in cash and cash equivalents	$(27,366)	$43,219
Operating Activities. Net cash used in operating activities was $30.1 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $71.4 million for the six months ended June 30, 2021. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a decrease related to changes in working capital that decreased net cash provided by operating activities by $103.8 million. The working capital decrease was primarily due to decreases in inventory of $42.5 million and prepaid expenses and other assets of $30.1 million, and an increase in accrued expense and other current liabilities of $45.8 million, income taxes payable of $20.9 million, and accrued royalties of $11.3 million, partially offset by a decrease in accounts payable of $49.4 million. Timing of the receipt of inventory due to the global supply chain capacity constraints and resultant downstream invoice payment have contributed significantly to the decrease in working capital.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the six months ended June 30, 2022, net cash used in investing activities was $47.6 million, which primarily related to purchases of tooling and molds used in production for our product lines and warehouse equipment for the U.S. consolidated warehouse and distribution center in Buckeye, Arizona. In addition, we used $14.0 million in net cash for the acquisition of Mondo. For the six months ended June 30, 2021, net cash used in investing activities was $11.1 million and was primarily related to purchases of tooling and molds used in production our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the six months ended June 30, 2022, net cash provided by financing activities was $51.3 million, primarily related to a draw of $70.0 million on the New Revolving Credit Facility, offset by payments on the Term Loan Facility of $9.0 million, and distributions to the Continuing Equity Owners of $10.2 million. For the six months ended June 30, 2021, net cash used in financing activities was $17.1 million, primarily related to payments on the Term Loan Facility of $13.9 million and distributions to the Continuing Equity Owners of $6.9 million, partially offset by proceeds from the exercise of equity-based options of $3.7 million.

Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (collectively, “we” or the “Credit Agreement Parties”) entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and the New Revolving Credit Facility in the amount of $100.0 million (together the “New Credit Facilities”). On April 26, 2022, we entered into Amendment No. 1 to the New Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, we entered into Amendment No. 2 to the New Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increases the New Revolving Credit Facility to $215.0 million and converts the New Credit Facility interest rate index from Borrower option LIBOR to SOFR. Proceeds from the New Credit Facilities were primarily used to repay the Company’s Former Term Loan Facility and its $75.0 million revolving credit facility (the “Former Revolving Credit Facility” and together with the Former Term Loan Facility, the “Former Credit Facilities”). The New Credit Facilities are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions. The New Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the New Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ending on December 31, 2021. The New Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Prior to the Second Amendment, loans under the New Credit Facilities, at the Borrowers’ option, bore interest at either (i) LIBOR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus 2.50% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of LIBOR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates were subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments were due quarterly. For loans based on Daily Simple SONIA, interest payments were due monthly. For loans based on LIBOR, EURIBOR, HIBOR or CDOR, interest payments were due at the end of each applicable interest period.
Following the effectiveness of the Second Amendment, loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Second Amendment effective date. Each of Term SOFR, EURIBOR, HIBOR, CDOR and SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.

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
In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending June 30, 2022 are 2.50:1.00 and 1.25:1.00, respectively.
As of June 30, 2022 and December 31, 2021, we were in compliance with all covenants in New Credit Agreement. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions, including as a result of the COVID-19 global pandemic, rising inflation or rising interest rates, worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.
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
As of June 30, 2022, we had $164.5 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $2.0 million) and $70.0 million outstanding borrowings under our New Revolving Credit Facility, leaving $30.0 million available under our New Revolving Credit Facility.

Form S-3 Registration Statement
On July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC. The Form S-3 was declared effective by the SEC on July 26, 2022 and will remain effective until through July 25, 2025. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 17,318,008 shares of Class A common stock in one or more offerings.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Future Sources and Uses of Liquidity
As of June 30, 2022, we had $56.2 million of cash and cash equivalents and $140.3 million of working capital, compared with $83.6 million of cash and cash equivalents and $167.6 million of working capital as of December 31, 2021. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our credit facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Credit Facilities” above and Note 5, Debt. In addition we may also choose to raise equity financing, and as described above, on July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC. which was declared effective by the SEC on July 26, 2022. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may impose significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, particularly in light of the economic uncertainty due to rising interest rates, rising inflation and the ongoing COVID-19 pandemic.
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. In the three months ended June 30, 2022, we acquired Mondo Tees Buyer, LLC (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles for preliminary purchase consideration of $14.0 million in cash. There have been no material changes to our liquidity and capital commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of June 30, 2022, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2020, the COVID-19 outbreak was declared a pandemic and spread throughout the world. COVID-19 and new variants of the virus have caused and continue to cause significant loss of life and disruption to the global economy. Although by the end of June 30, 2022 our business, financial condition and operations had not experienced a material effect from COVID-19, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business going forward.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer and chief creative officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 80% and 74% of our sales for the six months ended June 30, 2022 and 2021, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 49% and 43% of our sales for the six months ended June 30, 2022 and 2021, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of June 30, 2022, we had a reserve of $15.3 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, such as the recent downturn caused by the COVID-19 pandemic, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. In addition, our business is subject to significant pressure on costs and pricing caused by general inflationary pressures as well as inflation caused by constrained sourcing capacity, the availability of qualified labor and related wage inflation, as well as inflationary pressures to increase commissions and benefits expenses, and associated changes in consumer demand. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including pandemics, terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, has adversely impacted and could in the future materially harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our sales and harm our financial performance and profitability.
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 45% and 44% of our sales for the six months ended June 30, 2022 and 2021, respectively.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,242 as of June 30, 2022. We also have multiple distribution centers in the U.S., the United Kingdom and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested in the development of a new enterprise resource planning system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the six months ended June 30, 2022 and 2021, our gross margins (exclusive of depreciation and amortization) were 33.9% and 40.1%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
•changes in customer, geographic, or product mix;
•introduction of new products, including our expansion into additional product categories;
•increases in the royalty rates under our license agreements;
•inability to meet minimum guaranteed royalties;

•increases in, or our inability to reduce, our costs, including as a result of inflation;
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 76% and 82% of our sales for the six months ended June 30, 2022 and 2021, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of June 30, 2022 and December 31, 2021, we recorded reserves of $0.4 million and $0.7 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
Our success depends, in part, on our ability to successfully manage our inventories.
We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, it may be difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Alternatively, if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, inventories as of June 30, 2022 increased 170.9% over the prior year period, primarily from longer transit times due to the COVID-19 pandemic’s impact on the global supply chain, resulting in a significant amount of inventory being “in transit.” If, as a result of longer transit times or the impact of other market conditions, demand for our products or consumer preferences have shifted by the time we receive inventory, we may have excess inventory. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

We may also be negatively affected by changes in retailers’ inventory policies and practices. As a result of the desire of retailers to more closely manage inventory levels, there is a growing trend to make purchases on a “just-in-time” basis. This requires us to more closely anticipate demand and could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, in the fourth quarter of 2019, we wrote-down $16.8 million of inventory due to our decision to dispose of slower moving inventory to increase operational capacity which contributed to the Company’s net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.
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
Our intellectual property is a valuable asset of our business. As of June 30, 2022, we owned approximately 104 registered U.S. trademarks, 249 registered international trademarks, 24 pending U.S. trademark applications and 56 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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

Additionally, the third-party manufacturers that produce most of our products are located in Vietnam, China and Mexico. As a result, we are subject to various risks resulting from our international operations. See “—Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 26% and 30% of our sales for the six months ended June 30, 2022 and 2021, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
As a company that designs and sells consumer products, we are subject to significant government regulation, including, in the United States, under the CPSA, the FHSA, the CPSIA and the FFA, as well as under product safety and consumer protection statutes in our international markets. There can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by our reliance on third parties to manufacture our products. See “—Our use of third-party manufacturers to produce our products presents risks to our business.”
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.5 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of June 30, 2022. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.

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
The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action and, the Court granted all defendants’ motions to dismiss the Ferreira action on February 25, 2021, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on an inventory risk warning in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. On May 3, 2022, the parties agreed in principle to settle the litigation, subject to court approval. The Court granted preliminary approval of the settlement on July 17, 2022. The cost of settlement will be covered by our director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. Defendants have asked the Court to consolidate Smith with the aforementioned cases. On July 20, 2022, the Court declined to consolidate Smith with the previously-pending cases, and lifted the stay of those proceedings that had been in place since 2020.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. That case has also been stayed pending resolution of Ferreira v. Funko, Inc., et al., Case No. 2:20-cv-02319. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery, captioned Fletcher, et al. v. Mariotti. That complaint also asserts claims arising out of same issues and events as Silverberg and the derivative actions pending in the Central District of California.

Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, we filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition, and the case has been remanded to the Superior Court.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The parties to the federal action, now captioned Berkelhammer v. Funko, Inc. et al., have agreed to a stay of that action through November 2022.
The cases in Washington state court and Berkelhammer v. Funko, Inc. et al. allege that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue.
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
Similarly, in the three months ended June 30, 2022, we acquired Mondo Tees Buyer, LLC (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles for preliminary purchase consideration of $14.0 million in cash. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles, however the Company does not have experience selling these product categories.
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism, and global pandemics. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. We are also in process of upgrading our enterprise resource planning software globally, beginning in the United States. In August 2022, we announced that we are delaying the remaining steps for implementation of our enterprise resource planning software to 2023. If the potential upgrades are not successful or result in further delays, our business could be disrupted or harmed.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. As of June 30, 2022, we had $234.5 million of indebtedness outstanding under our New Credit Facilities, consisting of $164.5 million outstanding under our New Term Loan Facility (net of unamortized discount of $2.0 million) and $70.0 million of outstanding borrowings under our New Revolving Credit Facility. On July 29, 2022, the New Credit Agreement was further amended by the Second Amendment, which, among other things, increased the New Revolving Credit Facility to $215.0 million.
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
ORGANIZATIONAL STRUCTURE RISKS
TCG has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. On May 19, 2022, ACON completed the ACON Sale, which pursuant to the Stock Purchase Agreement with TCG, sold 12,520,559 shares of our Class A common stock (including shares of Class A common stock to be issued upon the redemption of common units of FAH, LLC and the cancellation of shares of our Class B common stock) to TCG. Accordingly, TCG currently has significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock.

Additionally, the Continuing Equity Owners who, as of August 2, 2022, collectively hold approximately 7.8% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners and such transferees may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners and such transferees may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
In connection with the closing of the ACON Sale, our Stockholders Agreement, between Funko, Inc., ACON, Fundamental and Brian Mariotti, our chief creative officer (the “Former Stockholders Agreement”), was terminated.
We have entered into a new Stockholders Agreement with TCG (the “New Stockholders Agreement”), as well as a Joinder and Amendment to our Registration Rights Agreement, both became effective at the closing of the ACON Sale. Pursuant to the New Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the New Stockholders Agreement) beneficially own, directly or indirectly, in the aggregate, at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the New Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the New Stockholders Agreement to fill the applicable vacancies on the board of directors.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 46,832,359 common units of FAH, LLC as of June 30, 2022, representing approximately 91.5% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions. In addition, in connection with the ACON Sale, we agreed not to distribute or pay out as a dividend to our stockholders, on or prior to December 31, 2022, the capital contribution of approximately $74.0 million that we made to FAH, LLC in connection with the Recapitalization (as defined below), except if necessary in the exercise of the Board’s fiduciary duties. For more information regarding the Recapitalization, see “—In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners and certain of their transferees, and the distributions that FAH, LLC will be required to make may be substantial.”
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

In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners and certain of their transferees, and the distributions that FAH, LLC will be required to make may be substantial.
As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners and certain of their transferees based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Holders and certain of their transferees, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement between FAH, LLC, the Continuing Equity Owners, certain of their transferees and us. Funds we receive from FAH, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in FAH, LLC, or the purchase of additional common units in FAH, LLC, along with a recapitalization of all of the outstanding common units in FAH, LLC. For example, on May 3, 2022, we entered into a common unit subscription agreement with FAH, LLC pursuant to which we purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by us and the number of outstanding shares of our Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of our Class B common stock were cancelled in order to maintain a one-to-one ratio between the number of shares of Class B common stock and the number of common units (other than common units issuable upon the exercise of options and common units subject to time-based vesting requirements), in each case, held by the Continuing Equity Owners, in accordance with our amended and restated certificate of incorporation (clauses (i) and (ii) together, the “Recapitalization”). To the extent we do not take such actions in the future and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners and certain of their transferees would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock.

Our Tax Receivable Agreement with the Continuing Equity Owners and certain of their transferees requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, the amounts that we may be required to pay could be significant, and we may not realize such tax benefits.
In connection with the consummation of the IPO, we entered into the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners and to which certain of the transferees of the Continuing Equity Owners have been subsequently joined. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the Continuing Equity Owners and such transferees equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the Continuing Equity Owners and their transferees under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners maintaining a continued ownership interest in FAH, LLC.
The amounts that we may be required to pay to the Continuing Equity Owners and certain of their transferees under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.
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

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners and certain of their transferees that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. Our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
We will not be reimbursed for any payments made to the Continuing Equity Owners and certain of their transferees under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners and certain of their transferees pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner or an applicable transferee will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature. Significant management judgment is required in connection with interpreting applicable tax laws and in taking valuation positions relevant to our tax compliance obligations. We are constantly evaluating our tax return positions, and changes in our return positions could affect our liabilities and risks that we face in connection with determining our the taxes we owe and the amounts that we are required to pay in connection with the Tax Receivable Agreement. There can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could incur additional costs in connection with these risks, including by making cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.
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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners and certain of their transferees that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Equity Owners and transferees.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners and certain of their transferees that will not benefit the holders of our Class A common stock to the same extent as it will benefit such Continuing Equity Owners and transferees. We have entered into the Tax Receivable Agreement with FAH, LLC and the Continuing Equity Owners, and by joinder, certain of their transferees, and it provides for the payment by us to the Continuing Equity Owners and such transferees of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of August 2, 2022, we had an aggregate of 153,159,346 shares of Class A common stock authorized but unissued, as well as approximately 4,338,317 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of June 30, 2022, 2,762,624 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,441,462 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,0000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. On July 15, 2022, the Company filed a Form S-8 to register 1,111,526 shares of Class A Common Stock under the 2019 Plan. As of June 30, 2022, we had granted 1,559,738 shares of Class A common stock underlying stock options and 1,286,869 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our executive officers). On July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC. The Form S-3 was declared effective by the SEC on July 26, 2022. The Form S-3 allows us to sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering, allows certain Original Equity Owners to sell 17,318,008 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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
Please see “Organizational Structure Risks—TCG has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.”

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
Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2022 has had a negative impact on our sales and earnings and future depreciation in key currencies may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.
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
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On July 29, 2022, Funko Acquisition Holdings, L.L.C., a Delaware limited liability company and certain of its material domestic subsidiaries from time to time (collectively, the “Credit Agreement Parties”) entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement dated September 17, 2021 (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., Wells Fargo Bank, National Association, and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent . Prior to the Second Amendment, the New Credit Agreement provided for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). The Second Amendment, among other things, increases the New Revolving Credit Facility from $100.0 million to $215.0 million. Following the effectiveness of the Second Amendment, loans under the New Credit Facilities will, at the Borrowers’ (as defined in the New Credit Agreement) option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Second Amendment effective date. Each of Term SOFR, EURIBOR, HIBOR, CDOR and SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
This description of the Second Amendment does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of the Second Amendment, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Amendment No. 1, dated as of April 26, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.1	5/5/2022

10.2	Stockholders Agreement, dated May 3, 2022, between the Company and TCG 3.0 Fuji, LP.	10-Q	001-38274	10.2	5/5/2022

10.3	Registration Rights Agreement Joinder and Amendment, dated May 3, 2022, between TCG 3.0 Fuji, LP and the Company.	10-Q	001-38274	10.3	5/5/2022

10.4	Form of Restricted Stock Unit Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.					*

10.5	Form of Option Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.					*

10.6
Amendment No. 2, dated as of July 29, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.
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

FUNKO, INC. (Registrant)

Date: August 4, 2022	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)