Form 10-Q
period 2022-09-30
Funko, Inc.
filed 2022-11-03
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022, the registrant had 47,183,694 shares of Class A common stock, $0.0001 par value per share, and 3,293,140 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$365,607	$267,733	$989,666	$693,020
Cost of sales (exclusive of depreciation and amortization shown separately below)	237,728	171,320	649,974	425,929
Selling, general, and administrative expenses	97,930	59,890	259,043	166,032
Depreciation and amortization	12,555	10,328	34,509	30,778
Total operating expenses	348,213	241,538	943,526	622,739
Income from operations	17,394	26,195	46,140	70,281
Interest expense, net	2,977	1,711	5,854	5,921
Loss on debt extinguishment	—	675	—	675
Other expense (income), net	926	(505)	1,758	466
Income before income taxes	13,491	24,314	38,528	63,219
Income tax expense (benefit)	2,342	5,939	(2,932)	12,814
Net income	11,149	18,375	41,460	50,405
Less: net income attributable to non-controlling interests	1,519	6,474	7,276	18,177
Net income attributable to Funko, Inc.	$9,630	$11,901	$34,184	$32,228
Earnings per share of Class A common stock:
Basic	$0.21	$0.30	$0.78	$0.85
Diluted	$0.19	$0.28	$0.73	$0.80
Weighted average shares of Class A common stock outstanding:
Basic	46,874	39,448	43,670	37,856
Diluted	49,686	41,796	53,991	40,079
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$11,149	$18,375	$41,460	$50,405
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $1,039 and $159 for the three months ended September 30, 2022 and 2021, respectively, and $2,198 and $180 for the nine months ended September 30, 2022 and 2021, respectively	(3,674)	(1,266)	(8,335)	(739)
Comprehensive income	7,475	17,109	33,125	49,666
Less: Comprehensive income attributable to non-controlling interests	1,121	6,142	5,870	18,042
Comprehensive income attributable to Funko, Inc.	$6,354	$10,967	$27,255	$31,624
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$25,050	$83,557
Accounts receivable, net	189,917	187,688
Inventory	265,799	166,428
Prepaid expenses and other current assets	38,480	14,925
Total current assets	519,246	452,598
Property and equipment, net	98,574	58,828
Operating lease right-of-use assets	68,236	53,466
Goodwill	131,297	126,651
Intangible assets, net	180,186	189,619
Deferred tax asset	117,602	74,412
Other assets	21,743	11,929
Total assets	$1,136,884	$967,503
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$90,000	$—
Current portion of long-term debt, net of unamortized discount	17,443	17,395
Current portion of operating lease liabilities	17,807	14,959
Accounts payable	88,101	57,238
Income taxes payable	2,537	15,994
Accrued royalties	70,715	58,158
Accrued expenses and other current liabilities	90,875	121,267
Total current liabilities	377,478	285,011
Long-term debt, net of unamortized discount	142,729	155,818
Operating lease liabilities, net of current portion	79,871	50,459
Deferred tax liability	533	648
Liabilities under tax receivable agreement, net of current portion	100,886	75,523
Other long-term liabilities	2,902	3,486

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 47,095 and 40,088 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 3,293 and 10,691 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	1
Additional paid-in-capital	309,609	252,505
Accumulated other comprehensive (loss) income	(5,851)	1,078
Retained earnings	102,234	68,050
Total stockholders’ equity attributable to Funko, Inc.	405,997	321,638
Non-controlling interests	26,488	74,920
Total stockholders’ equity	432,485	396,558
Total liabilities and stockholders’ equity	$1,136,884	$967,503
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating Activities
Net income	$41,460	$50,405
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other	34,390	30,356
Equity-based compensation	11,999	9,869
Amortization of debt issuance costs and debt discounts	670	893
Loss on debt extinguishment	—	675
Deferred tax expense	—	994
Other	7,539	(93)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,198)	(22,223)
Inventory	(106,061)	(81,770)
Prepaid expenses and other assets	(32,310)	(1,582)
Accounts payable	32,349	33,933
Income taxes payable	(13,303)	10,135
Accrued royalties	10,942	7,086
Accrued expenses and other liabilities	(42,159)	40,114
Net cash (used in) provided by operating activities	(64,682)	78,792

Investing Activities
Purchases of property and equipment	(46,908)	(17,434)
Acquisitions of businesses and related intangible assets, net of cash	(13,967)	199
Other	778	84
Net cash used in investing activities	(60,097)	(17,151)

Financing Activities
Borrowings on line of credit	90,000	—
Debt issuance costs	(405)	(1,055)
Issuance of long-term debt	—	180,000
Payments of long-term debt	(13,500)	(193,875)
Distributions to continuing equity owners	(10,507)	(9,284)
Payments under tax receivable agreement	—	(6)
Proceeds from exercise of equity-based options	1,209	3,726
Net cash provided by (used in) financing activities	66,797	(20,494)

Effect of exchange rates on cash and cash equivalents	(525)	(157)

Net change in cash and cash equivalents	(58,507)	40,990
Cash and cash equivalents at beginning of period	83,557	52,255
Cash and cash equivalents at end of period	$25,050	$93,245
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

3. Acquisitions
TokenWave LLC. On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represents an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. The activity of TokenWave LLC included in the Company’s consolidated statements of operations from the acquisition date to September 30, 2022 was not material. On October 6, 2022, the Company acquired the remaining membership interests of TokenWave LLC, through a combination of cash and stock consideration.
Mondo. On June 8, 2022, the Company acquired 100% of the membership interests in Mondo Tees Buyer, LLC (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles. The Company accounted for the acquisition as a business combination. The preliminary purchase consideration consists of $14.0 million in cash. The Company is still in the process of completing the allocation of the purchase price to the fair value of the assets and liabilities acquired, and the difference between the estimated and final values could be material. There were no material adjustments recognized in the three months ended September 30, 2022.
Goodwill of $6.2 million is calculated as the excess of the purchase price paid over the net assets acquired. The Company does not expect the Goodwill as recognized, to be deductible for tax purposes. An intangible asset of $2.3 million was preliminarily recognized for the Mondo trade name.
The activity of Mondo as included in the Company’s consolidated statements of operations from the acquisition date to September 30, 2022 was not material.
The following table shows the preliminary purchase price allocation for the Mondo acquisition as of September 30, 2022 (in thousands):

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
Cash equivalents. As of September 30, 2022 and December 31, 2021, cash equivalents included $0.5 million and $56.9 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2022 and December 31, 2021, was approximately $252.0 million and $175.5 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2022 and December 31, 2021, were $250.2 million and $173.2 million, respectively.
5. Debt
Debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving Credit Facility	$90,000	$—

Term loan facility	$162,000	$175,500
Debt issuance costs	(1,828)	(2,287)
Total term debt	160,172	173,213
Less: current portion	17,443	17,395
Long-term debt, net	$142,729	$155,818

Credit Facilities
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

New Credit Facilities
On September 17, 2021, the Credit Agreement Parties entered into a new credit agreement (as amended from time to time, the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay and terminate the Former Credit Facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the New Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the New Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increases the New Revolving Credit Facility to $215.0 million and converts the New Credit Facility interest rate index from Borrower (as defined in the New Credit Agreement) option LIBOR to SOFR.
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
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Second Amendment effective date. Each of Term SOFR, EURIBOR, HIBOR, CDOR and SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of September 30, 2022 and December 31, 2021, the Credit Agreement Parties were in compliance with all of the covenants in its New Credit Agreement, as amended.
At September 30, 2022 and December 31, 2021, the Credit Agreement Parties had $162.0 million and $175.5 million of borrowings outstanding under the New Term Loan Facility and $90.0 million and no outstanding borrowings under the New Revolving Credit Facility, respectively. At September 30, 2022 and December 31, 2021, the Credit Agreement Parties had $125.0 million and $100.0 million available under the New Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of September 30, 2022 and December 31, 2021.

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
During the three and nine months ended September 30, 2022 the Company acquired 4.0 thousand and 6.5 million, respectively, common units of FAH, LLC. During the three and nine months ended September 30, 2021 the Company acquired 0.5 million and 3.7 million common units of FAH, LLC. As a result of these exchanges, during the three and nine months ended September 30, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $0.0 million and $30.0 million, respectively, and $1.9 million and $16.5 million for the three and nine months ended September 30, 2021.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$112,733	$80,500	$82,884	$62,317
Additional liabilities for exchanges	13	1,890	29,862	20,079
Payments under tax receivable agreement	—	—	—	(6)
Ending balance	$112,746	$82,390	$112,746	$82,390
As of September 30, 2022, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $112.7 million, of which $11.9 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. At December 31, 2021, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $82.9 million, of which $7.4 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. The Company’s lease for the Warehouse and Distribution facility in Buckeye, Arizona, commenced during the nine months ended September 30, 2022. The Company recorded operating lease right-of-use assets obtained in exchange for new operating lease obligations of $21.5 million with $17.2 million in lease incentives obtained.
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

The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on March 10, 2020, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its officers, entitled Ferreira v. Funko, Inc. et al. The original complaint alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as Rule 10b-5 promulgated thereunder. The lawsuit sought, among other things, compensatory damages and attorneys’ fees and costs. Two additional complaints making substantially similar allegations were filed April 3, 2020 in the United States District Court for the Central District of California and April 9, 2020 in the United States District Court for the Western District of Washington, respectively. On June 11, 2020, the Central District of California actions were consolidated for all purposes into one action under the Ferreira caption, and lead plaintiffs and lead counsel were appointed pursuant to the Private Securities Litigation Reform Act; shortly thereafter, the Western District of Washington action was voluntarily dismissed. Lead plaintiffs filed a consolidated complaint on July 31, 2020, against the Company and certain of its officers and directors, as well as entities affiliated with ACON Funko Investors, L.L.C. (“ACON”). The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action, and the Court granted all defendants’ motions to dismiss the Ferreira action on February 25, 2021, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on an inventory risk warning in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. On May 3, 2022, the parties agreed in principle to settle the litigation, subject to court approval. The Court granted preliminary approval of the settlement on July 17, 2022. The hearing for the final approval of the settlement is scheduled for November 7, 2022. The cost of settlement was paid by the Company’s director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. Defendants have asked the Court to consolidate Smith with the aforementioned cases. On July 20, 2022, the Court declined to consolidate Smith with the previously-pending cases, and lifted the stay of those proceedings that had been in place since 2020. The Company’s response to the complaints in both the consolidated action and Smith v. Mariotti are due on November 7, 2022.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. That action is currently stayed. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery, captioned Fletcher, et al. v. Mariotti. That complaint also asserts claims arising out of same issues and events as Silverberg and the derivative actions pending in the Central District of California.

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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, the Company moved to dismiss the action. On August 2, 2019, the Court granted the Company’s motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. The Company moved to dismiss, and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, the Company filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition, and the case has been remanded to the Superior Court for further proceedings. The Company filed its answer on September 19, 2022 and discovery is currently ongoing.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary against certain current and former officers and directors. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss. Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. Briefing on the motion to dismiss is ongoing.
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
The following table presents summarized product information as a percent of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Core Collectible	77.0%	78.7%	76.2%	80.7%
Loungefly	17.0%	14.8%	18.4%	14.0%
Other	6.0%	6.5%	5.4%	5.3%
The following tables present summarized geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
United States	$262,316	$191,289	$725,677	$490,993
Europe	78,239	58,873	198,688	150,683
Other International	25,052	17,571	65,301	51,344
Total net sales	$365,607	$267,733	$989,666	$693,020

	September 30, 2022	December 31, 2021
Long-term assets:
United States	$140,848	$81,022
United Kingdom	20,491	26,500
Vietnam and China	27,214	16,701
Total long-lived assets	$188,553	$124,223

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
The Company recorded $2.3 million and $5.9 million of income tax expense for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million of income tax benefit and $12.8 million of income tax expense for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 was (7.6)%. The Company’s effective tax rate is less than the statutory rate of 21% primarily due to the impact of foreign and state taxes and a discrete benefit of $11.0 million from the release of a valuation allowance on the outside basis deferred tax asset.
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 6, Liabilities under Tax Receivable Agreement.

10. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Class A common stock
Beginning balance	$5	$4	$4	$4
Shares issued	—	—	1	—
Ending balance	$5	$4	$5	$4
Class B common stock
Beginning balance	$—	$1	$1	$1
Redemption of common units of FAH, LLC	—	—	(1)	—
Ending balance	$—	$1	$—	$1
Additional paid-in capital
Beginning balance	$304,258	$239,269	$252,505	$216,141
Equity-based compensation	4,677	3,658	11,999	9,869
Shares issued for equity-based compensation awards	650	48	1,209	3,726
Other	—	—	—	200
Redemption of common units of FAH, LLC	21	2,852	37,922	19,532
Recapitalization of common units of FAH, LLC	—	—	5,873	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	3	32	101	(3,609)
Ending balance	$309,609	$245,859	$309,609	$245,859
Accumulated other comprehensive income
Beginning balance	$(2,575)	$2,048	$1,078	$1,718
Foreign currency translation (loss) gain, net of tax	(3,276)	(934)	(6,929)	(604)
Ending balance	$(5,851)	$1,114	$(5,851)	$1,114
Retained earnings
Beginning balance	$92,604	$44,730	$68,050	$24,403
Net income attributable to Funko, Inc.	9,630	11,901	34,184	32,228
Ending balance	$102,234	$56,631	$102,234	$56,631
Non-controlling interests
Beginning balance	$25,671	$69,346	$74,920	$80,178
Distributions to Continuing Equity Owners	(283)	(2,371)	(10,507)	(9,284)
Other	—	—	—	861
Redemption of common units of FAH, LLC	(21)	(2,852)	(37,922)	(19,532)
Recapitalization of common units of FAH, LLC	—	—	(5,873)	—
Foreign currency translation (loss) gain, net of tax	(398)	(332)	(1,406)	(135)
Net income attributable to non-controlling interests	1,519	6,474	7,276	18,177
Ending balance	$26,488	$70,265	$26,488	$70,265
Total stockholders’ equity	$432,485	$373,874	$432,485	$373,874

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Class A common shares outstanding
Beginning balance	46,832	39,245	40,088	35,657
Shares issued for equity-based compensation awards	259	12	507	419
Redemption of common units of FAH, LLC	4	492	6,500	3,673
Ending balance	47,095	39,749	47,095	39,749
Class B common shares outstanding
Beginning balance	3,293	11,201	10,691	14,040
Redemption of common units of FAH, LLC	—	(345)	(6,488)	(3,184)
Recapitalization of Class B common shares	—	—	(910)	—
Ending balance	3,293	10,856	3,293	10,856
Total Class A and Class B common shares outstanding	50,388	50,605	50,388	50,605

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
Net income and comprehensive income are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2022 and December 31, 2021, Funko, Inc. owned 47.1 million and 40.1 million of FAH, LLC common units, respectively, representing a 91.6% and 77.3% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income and comprehensive income of FAH, LLC for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Funko, Inc.
Equity-based compensation	$4,677	$3,658	$11,999	$9,869
Income tax expense (benefit)	$1,459	$5,257	$(5,216)	$11,050

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$11,149	$18,375	$41,460	$50,405
Less: net income attributable to non-controlling interests	1,519	6,474	7,276	18,177
Net income attributable to Funko, Inc. — basic and diluted	$9,630	$11,901	$34,184	$32,228
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	5,397	—
Net income attributable to Funko, Inc. — diluted	$9,630	$11,901	$39,581	$32,228
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	46,874,285	39,448,391	43,670,297	37,856,435
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	146,109	227,537	8,005,100	227,500
Add: Dilutive Funko, Inc. equity compensation awards	2,665,985	2,120,455	2,315,109	1,994,936
Weighted-average shares of Class A common stock outstanding — diluted	49,686,379	41,796,383	53,990,506	40,078,871
Earnings per share of Class A common stock — basic	$0.21	$0.30	$0.78	$0.85
Earnings per share of Class A common stock — diluted	$0.19	$0.28	$0.73	$0.80

For the three months ended September 30, 2022 and 2021, an aggregate of 6.0 million and 13.9 million, respectively, and for the nine months ended September 30, 2022 and 2021, an aggregate of 1.9 million and 15.0 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended September 30, 2022 and 2021, anti-dilutive securities included 4.3 million and 12.3 million, respectively, and for the nine months ended September 30, 2022 and 2021, anti-dilutive securities included 0.0 million and 13.7 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
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
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
◦“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: Funko, Inc., and unless otherwise stated, all of its subsidiaries, including FAH, LLC.
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
◦“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc. Class A common stock (to be held by them either directly or indirectly) in connection with the consummation of our IPO.
◦“Former Profits Interests Holders” refers collectively to certain of our directors and certain current and former executive officers and employees, in each case, who held existing vested and unvested profits interests in FAH, LLC pursuant to FAH, LLC’s prior equity incentive plan and received common units of FAH, LLC in exchange for their profits interests (subject to any common units received in exchange for unvested profits interests remaining subject to their existing time-based vesting requirements) in connection with our IPO.
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
Given our diverse product offering, in 2022, we created three new branded categories to better align our product net sales results and execute against our operating objectives. The Core Collectible branded category includes Pop! Vinyl, and newer collectible brands such as Soda, Vinyl Gold and Popsies. The Loungefly branded category includes our softlines products. The Other branded category includes our Toy and Games brands and our Digital Brands. Net sales product revenue has been recast into these branded categories for the three and nine months ended September 30, 2021.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(amounts in thousands)
Net sales	$365,607	$267,733	$989,666	$693,020
Net income	$11,149	$18,375	$41,460	$50,405
EBITDA (1)	$29,023	$36,353	$78,891	$99,918
Adjusted EBITDA (1)	$35,697	$40,181	$103,701	$111,009
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For a reconciliation of EBITDA and Adjusted EBITDA to net income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table sets forth information comparing the components of net income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$365,607	$267,733	$97,874	36.6%
Cost of sales (exclusive of depreciation and amortization shown separately below)	237,728	171,320	66,408	38.8%
Selling, general, and administrative expenses	97,930	59,890	38,040	63.5%
Depreciation and amortization	12,555	10,328	2,227	21.6%
Total operating expenses	348,213	241,538	106,675	44.2%
Income from operations	17,394	26,195	(8,801)	(33.6)%
Interest expense, net	2,977	1,711	1,266	74.0%
Loss on debt extinguishment	—	675	(675)	nm
Other expense (income), net	926	(505)	1,431	nm
Income before income taxes	13,491	24,314	(10,823)	(44.5)%
Income tax expense	2,342	5,939	(3,597)	(60.6)%
Net income	11,149	18,375	(7,226)	(39.3)%
Less: net income attributable to non-controlling interests	1,519	6,474	(4,955)	(76.5)%
Net income attributable to Funko, Inc.	$9,630	$11,901	$(2,271)	(19.1)%
Net Sales
Net sales were $365.6 million for the three months ended September 30, 2022, an increase of 36.6%, compared to $267.7 million for the three months ended September 30, 2021. The increase in net sales was due primarily to increased sales to distributors and mass-market retailer customers for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
For the three months ended September 30, 2022, the number of active properties decreased 5.5% to 762 as compared to 806 for the three months ended September 30, 2021, and the average net sales per active property increased 44.4% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.

On a geographical basis, net sales in the United States increased 37.1% to $262.3 million in the three months ended September 30, 2022 as compared to $191.3 million in the three months ended September 30, 2021. Net sales in Europe increased 32.9% to $78.2 million in the three months ended September 30, 2022 as compared to $58.9 million in the three months ended September 30, 2021 and net sales in other international locations increased 42.6% to $25.1 million in the three months ended September 30, 2022 as compared to $17.6 million in the three months ended September 30, 2021. Increases in United States net sales were primarily due to increased sales to distributors and mass-market retailers. Increases in Europe and other international net sales were due primarily to increased sales to specialty retailer and direct to consumer customers.
On a branded product basis, net sales of Core Collectible branded products increased 33.7% to $281.5 million in the three months ended September 30, 2022 as compared to $210.6 million in the three months ended September 30, 2021, primarily from Pop! Vinyl. Loungefly branded products increased 57.3% to $62.2 million in the three months ended September 30, 2022 as compared to $39.6 million in the three months ended September 30, 2021 across all sales channels, with the primary driver through theme parks. Net sales of other branded products increased 24.6% to $21.8 million in the three months ended September 30, 2022 as compared to $17.5 million in the three months ended September 30, 2021, primarily through Digital Brands.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $237.7 million for the three months ended September 30, 2022, an increase of 38.8%, compared to $171.3 million for the three months ended September 30, 2021. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, and higher product costs.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 35.0% for the three months ended September 30, 2022, compared to 36.0% for the three months ended September 30, 2021. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by an increase in product costs outpacing previous price increases on certain products during the three months ended September 30, 2022. In 2021, we increased prices for a portion of our products, that went into full effect in 2022, and we expect to expand that price increase more comprehensively in the year ending December 31, 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $97.9 million for the three months ended September 30, 2022, an increase of 63.5%, compared to $59.9 million for the three months ended September 30, 2021. The increase was driven primarily by a $21.7 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $5.3 million increase in advertising and marketing costs, a $3.2 million increase in facilities and rent costs, a $1.8 million increase in administrative costs, which include credit card processing fees and provisions for bad debt and a $1.7 million increase in professional fees, which include consulting and legal fees. The increase to personnel and related costs was due to, and we expect personnel and related costs to remain elevated through at least the end of 2022 in connection with, the final transitions of our U.S. distribution warehouses, additional personnel to support strategic initiatives and overall business growth and additional inflationary pressures to increase wages, commissions and benefits expenses. We also expect elevated consulting costs related to our enterprise resource planning (“ERP”) implementation as we expect to finalize the remaining steps in 2023.

Selling, general and administrative expenses were 26.8% and 22.4% of net sales for the three months ended September 30, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was due to increased infrastructure projects (including human capital) and investment into the business to support future operations.
Depreciation and Amortization
Depreciation and amortization expense was $12.6 million for the three months ended September 30, 2022, an increase of 21.6%, compared to $10.3 million for the three months ended September 30, 2021, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $3.0 million for the three months ended September 30, 2022, an increase of 74.0%, compared to $1.7 million for the three months ended September 30, 2021. The increase in interest expense, net was due primarily to a higher average balance on debt outstanding during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Loss on debt extinguishment
As a result of the Company’s debt refinancing in September 2021, a $0.7 million loss on debt extinguishment was recorded in the three months ended September 30, 2021 as unamortized debt financing fees were written-off.
Other expense (income), net
Other expense, net was $0.9 million and other income, net was $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in other expense, net for the three months ended September 30, 2022 from the three months ended September 30, 2021 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $2.3 million and $5.9 million for the three months ended September 30, 2022 and 2021, respectively. The decrease for the three months ended September 30, 2022 from the three months ended September 30, 2021 was primarily related to a decrease in income before income taxes.
Net income
Net income was $11.1 million for the three months ended September 30, 2022, compared to net income of $18.4 million for the three months ended September 30, 2021. The decrease in net income was primarily due to increases in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended September 30, 2022 outpacing net sales increase as compared to the three months ended September 30, 2021, as discussed above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table sets forth information comparing the components of net income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Period over Period Change
	2022	2021	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$989,666	$693,020	$296,646	42.8%
Cost of sales (exclusive of depreciation and amortization shown separately below)	649,974	425,929	224,045	52.6%
Selling, general, and administrative expenses	259,043	166,032	93,011	56.0%
Depreciation and amortization	34,509	30,778	3,731	12.1%
Total operating expenses	943,526	622,739	320,787	51.5%
Income from operations	46,140	70,281	(24,141)	nm
Interest expense, net	5,854	5,921	(67)	(1.1)%
Loss on debt extinguishment	—	675	(675)	nm
Other expense, net	1,758	466	1,292	277.3%
Income before income taxes	38,528	63,219	(24,691)	nm
Income tax expense (benefit)	(2,932)	12,814	(15,746)	nm
Net income	41,460	50,405	(8,945)	nm
Less: net income attributable to non-controlling interests	7,276	18,177	(10,901)	nm
Net income attributable to Funko, Inc.	$34,184	$32,228	$1,956	nm
Net Sales
Net sales were $989.7 million for the nine months ended September 30, 2022, an increase of 42.8%, compared to $693.0 million for the nine months ended September 30, 2021. The increase in net sales was due primarily to increased sales to mass-market retailers, specialty retailer, and e-commerce site customers for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
For the nine months ended September 30, 2022, the number of active properties increased 0.2% to 898 as compared to 896 for the nine months ended September 30, 2021, and the average net sales per active property increased 42.5% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
On a geographical basis, net sales in the United States increased 47.8% to $725.7 million in the nine months ended September 30, 2022 as compared to $491.0 million in the nine months ended September 30, 2021. Net sales in Europe increased 31.9% to $198.7 million in the nine months ended September 30, 2022 as compared to $150.7 million in the nine months ended September 30, 2021 and net sales in other international locations increased 27.2% to $65.3 million in the nine months ended September 30, 2022 as compared to $51.3 million in the nine months ended September 30, 2021. Increases in United States net sales were due primarily to increased sales to mass-market retailers, e-commerce sites and distributor customers. Increases in Europe and other international net sales were due primarily to increased sales to specialty retailer, e-commerce sites and direct-to-consumer.

On a branded product basis, net sales of Core Collectible branded products increased 34.8% to $754.2 million in the nine months ended September 30, 2022 as compared to $559.5 million in the nine months ended September 30, 2021, Loungefly branded products increased 88.2% to $182.3 million in the nine months ended September 30, 2022 as compared to $96.9 million in the nine months ended September 30, 2021 and net sales of other branded products increased 45.0% to $53.1 million in the nine months ended September 30, 2022 as compared to $36.6 million in the nine months ended September 30, 2021.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $650.0 million for the nine months ended September 30, 2022, an increase of 52.6%, compared to $425.9 million for the nine months ended September 30, 2021. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increased sales, as discussed above, and higher product costs and higher shipping and inbound freight costs as a percentage of sales.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 34.3% for the nine months ended September 30, 2022, compared to 38.5% for the nine months ended September 30, 2021. The decrease in gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven primarily by an increase in shipping and freight costs as a percentage of net sales during the nine months ended September 30, 2022 due to global supply chain capacity constraints driving increased freight costs, and increased product costs outpacing previous price increases on certain products. In 2021, we increased prices for a portion of our products, that went into full effect in 2022, and we expect to expand that price increase more comprehensively in the year ending December 31, 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $259.0 million for the nine months ended September 30, 2022, an increase of 56.0%, compared to $166.0 million for the nine months ended September 30, 2021. The increase was driven primarily by a $51.2 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $11.3 million increase in professional fees, which include consulting and legal fees, a $9.7 million increase in advertising and marketing costs and a $6.0 million increase in facilities and rent. The increase to personnel and related costs was due to, and we expect personnel and related costs to remain elevated through at least the end of 2022 in connection with, the final transitions of our U.S. distribution warehouses, additional personnel to support strategic initiatives and overall business growth and additional inflationary pressures to increase wages, commissions and benefits expenses. We also expect elevated consulting costs related to our enterprise resource planning (“ERP”) implementation as we expect to finalize the remaining steps in 2023. Selling, general and administrative expenses were 26.2% and 24.0% of net sales for the nine months ended September 30, 2022 and 2021, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was due to increased infrastructure projects (including human capital) and investment into the business to support future operations.
Depreciation and Amortization
Depreciation and amortization expense was $34.5 million for the nine months ended September 30, 2022, an increase of 12.1%, compared to $30.8 million for the nine months ended September 30, 2021, primarily related to the type and timing of assets placed in service.

Interest Expense, Net
Interest expense, net was $5.9 million for the nine months ended September 30, 2022, a decrease of 1.1%, compared to $5.9 million for the nine months ended September 30, 2021. The decrease in interest expense, net was due primarily to a lower average interest rate on debt outstanding during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Other expense, net
Other expense, net was $1.8 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Other expense, net for the nine months ended September 30, 2022 and 2021 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Loss on debt extinguishment
As a result of the Company’s debt refinancing in September 2021, $0.7 million loss on debt extinguishment was recorded in the nine months ended September 30, 2021 as unamortized debt financing fees were written-off.
Income tax expense (benefit)
Income tax benefit was $2.9 million and income tax expense was $12.8 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was primarily related to the Company’s realized discrete benefit of $11.0 million from the release of a valuation allowance on the outside basis deferred tax asset.
Net income
Net income was $41.5 million for the nine months ended September 30, 2022, compared to $50.4 million for the nine months ended September 30, 2021. The decrease in net income was primarily due to the increases in cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses outpacing the increase in net sales for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, loss on debt extinguishment, foreign currency transaction losses (gains) and other unusual or one-time items. We define Adjusted Net Income as net income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, loss on debt extinguishment, foreign currency transaction losses (gains) and other unusual or one-time items, and the income tax (expense) benefit effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, loss on debt extinguishment, foreign currency transaction losses (gains) and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to Funko, Inc.	$9,630	$11,901	$34,184	$32,228
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	1,519	6,474	7,276	18,177
Equity-based compensation (2)	4,677	3,658	11,999	9,869
Acquisition transaction costs and other expenses (3)	—	—	2,850	—
Certain severance, relocation and related costs (4)	1,070	—	8,203	81
Loss on debt extinguishment (5)	—	675	—	675
Foreign currency transaction (gain) loss (6)	927	(505)	1,758	466
Income tax expense (7)	(2,699)	(1,097)	(18,767)	(5,764)
Adjusted net income	$15,124	$21,106	$47,503	$55,732
Weighted-average shares of Class A common stock outstanding-basic	46,874	39,448	43,670	37,856
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	7,150	14,634	10,321	15,882
Adjusted weighted-average shares of Class A stock outstanding - diluted	54,024	54,082	53,991	53,738
Adjusted earnings per diluted share	$0.28	$0.39	$0.88	$1.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(amounts in thousands)
Net income	$11,149	$18,375	$41,460	$50,405
Interest expense, net	2,977	1,711	5,854	5,921
Income tax expense (benefit)	2,342	5,939	(2,932)	12,814
Depreciation and amortization	12,555	10,328	34,509	30,778
EBITDA	$29,023	$36,353	$78,891	$99,918
Adjustments:
Equity-based compensation (2)	$4,677	$3,658	$11,999	$9,869
Acquisition transaction costs and other expenses (3)	—	—	2,850	—
Certain severance, relocation and related costs (4)	1,070	—	8,203	81
Loss on debt extinguishment (5)	—	675	—	675
Foreign currency transaction (gain) loss (6)	927	(505)	1,758	466
Adjusted EBITDA	$35,697	$40,181	$103,701	$111,009

(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)For the nine months ended September 30, 2022 includes acquisition-related costs related to investment banking and due diligence fees.
(4)For the three and nine months ended September 30, 2022, includes charges related to one-time relocation costs for U.S. warehouse personnel and inventory in connection with the opening of a new warehouse and distribution facility in Buckeye, Arizona. For the nine months ended September 30, 2021, represents severance, relocation and related costs associated with residual payment of global workforce reduction implemented in response to the COVID-19 pandemic.
(5)Represents write-off of unamortized debt financing fees for the three and nine months ended September 30, 2021.
(6)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(7)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented. For the nine months ended September 30, 2022, this also includes the $11.0 million discrete benefit from the release of a valuation allowance on the outside basis deferred tax asset.
Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service, acquisitions and general corporate needs.
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

Liquidity and Capital Resources
The following table shows summary cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(64,682)	$78,792
Net cash used in investing activities	(60,097)	(17,151)
Net cash provided by (used in) financing activities	66,797	(20,494)
Effect of exchange rates on cash and cash equivalents	(525)	(157)
Net change in cash and cash equivalents	$(58,507)	$40,990
Operating Activities. Net cash used in operating activities was $64.7 million for the nine months ended September 30, 2022, compared to net cash provided by operating activities of $78.8 million for the nine months ended September 30, 2021. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to changes in working capital that decreased cash provided by operating activities by $146.4 million. The primary drivers included increased accrued expense and other current liabilities of $82.3 million and income taxes payable of $23.4 million, decreases to inventory of $24.3 million and prepaid expenses and other assets of $30.7 million, partially offset by a decrease in accounts receivable, net of $12.0 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the nine months ended September 30, 2022, net cash used in investing activities was $60.1 million, primarily related to purchases of tooling and molds used in production for our product lines and warehouse equipment for the U.S. consolidated warehouse and distribution center. In addition, we used $14.0 million in net cash for the acquisition of Mondo. For the nine months ended September 30, 2021, net cash used in investing activities was $17.2 million and was primarily related to purchases of tooling and molds used in our production product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the nine months ended September 30, 2022, net cash provided by financing activities was $66.8 million, primarily related to a draw of $90.0 million on the New Revolving Credit Facility, offset by payments of $13.5 million of the Company’s term loan facility and distributions to the Continuing Equity Owners of $10.5 million. For the nine months ended September 30, 2021, net cash used in financing activities was $20.5 million, primarily related to payments of $193.9 million to repay the Company’s former $235.0 million term loan facility (the “Former Term Loan Facility”) and distributions to the Continuing Equity Owners of $9.3 million, offset by issuance of new term debt of $180.0 million and proceeds from the exercise of equity-based options of $3.7 million.

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
Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following the Second Amendment effective date. Each of Term SOFR, EURIBOR, HIBOR, CDOR and SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
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
In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending September 30, 2022 are 2.50:1.00 and 1.25:1.00, respectively.
As of September 30, 2022 and December 31, 2021, we were in compliance with all covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions caused by the COVID-19 global pandemic, rising inflation or rising interest rates, worsen and the Company’s earnings and operating cash flows do not continue to recover as currently estimated by management, this could impact our ability to maintain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.
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

As of September 30, 2022, we had $160.2 million of indebtedness outstanding under our New Term Loan Facility (net of unamortized discount of $1.8 million) and $90.0 million outstanding borrowings under our New Revolving Credit Facility, leaving $125.0 million available under our New Revolving Credit Facility.
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

Future Sources and Uses of Liquidity
As of September 30, 2022, we had $25.1 million of cash and cash equivalents and $141.8 million of working capital, compared with $83.6 million of cash and cash equivalents and $167.6 million of working capital as of December 31, 2021. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our credit facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Credit Facilities” above and Note 5, Debt. In addition we may also choose to raise equity financing, and as described above, on July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 26, 2022. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service, acquisitions and general corporate needs. In the nine months ended September 30, 2022, we acquired Mondo Tees Buyer, LLC (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles for preliminary purchase consideration of $14.0 million in cash. There have been no material changes to our liquidity and capital commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Additional future liquidity needs may include public company costs, tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including future ERP system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the Continuing Equity Owners will be significant. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of September 30, 2022, that our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of certain material weaknesses in our internal control over financial reporting, as further described below.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the Company’s preparation of this Form 10-Q, management identified deficiencies that individually and in the aggregate represent a material weakness related to general information technology controls (“GITCs”) in certain areas due to ineffectively designed and implemented user access controls and segregation of duties controls within information technology systems utilized by the Company in its financial reporting. As such, certain manual and automated business process controls were deemed ineffective because they are dependent on the affected GITCs or rely on information from the impacted systems. We believe that these control deficiencies resulted from the Company not effectively designing and implementing certain GITCs related to user access and segregation of duties.
We also identified an additional material weakness related to our failure to fully implement key components of the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, including failing to design and implement certain monitoring activities that could have identified ineffective internal controls over financial reporting.

Remediation Efforts to Address Material Weaknesses
We are evaluating the material weaknesses discussed above and are in the process of developing a plan to remediate these material weaknesses. We have engaged with a third-party to assist us in our remediation plans and activities. We anticipate that our remediation efforts will continue into 2023, however, we cannot provide assurance as to when our remediation measures will be complete. We expect our remediation plan to include, among other things:
•rationalizing and documenting for all system users, the assignment of access privileges and the rationale for allowing access for each authorized user to address segregation of duties;
•designing and implementing controls that require the periodic re-evaluation of user access privileges, including administrative access; and
•investing in training and sufficient resources with appropriate expertise to plan and perform more timely and thorough monitoring activities for internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
BUSINESS, ECONOMIC, MARKET AND OPERATING RISKS
The COVID-19 pandemic adversely impacted our business. Ongoing impacts of the COVID-19 pandemic or its variants could materially adversely impact our business, financial condition and results of operations going forward.
In 2020, the COVID-19 outbreak was declared a pandemic and spread throughout the world. COVID-19 and new variants of the virus have caused and continue to cause significant loss of life and disruption to the global economy. Although by the end of September 30, 2022 our business, financial condition and operations had not experienced a material effect from COVID-19, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business going forward.
In addition, during 2020, 2021 and into 2022, certain of our suppliers and the manufacturers of certain of our products have been adversely impacted by COVID-19. As a result, we faced delays and difficulty sourcing products, and significant increases in shipping costs, which have negatively affected our business and financial results. If such supplier and manufacturer challenges continue or recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
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
There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect, particularly in light of the ongoing nature of the COVID-19 pandemic and macroeconomic pressures impacting the global economy and consumer demand. Further, achieving these objectives will require investments which may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we may decide to divest or discontinue certain brands or products or streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our chief executive officer and chief creative officer, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 76% and 77% of our sales for the nine months ended September 30, 2022 and 2021, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 46% and 43% of our sales for the nine months ended September 30, 2022 and 2021, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of September 30, 2022, we had a reserve of $17.2 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2020 and 2021, the retail industry experienced dramatic reductions in sales due to the store closures related to the COVID-19 pandemic and weakened consumer demand, which adversely impacted our net sales and we currently expect the retail industry will face sales challenges in late 2022 and early 2023 due to macroeconomic conditions, which may adversely impact our sales.

Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers have closed physical stores, and some traditional retailers were engaging in significant reorganizations, filing for bankruptcy and going out of business. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, as a result of the COVID-19 pandemic or otherwise, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.
If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 43% and 44% of our sales for the nine months ended September 30, 2022 and 2021, respectively.
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
In addition, our business could be adversely affected if any of our retail customers or distributors were to reduce purchases of our products. Our retail customers and distributors generally build inventories in anticipation of future sales and will decrease the size of their future product orders if sales do not occur as rapidly as they anticipate. Our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products, and as a result we may have excess inventory. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor, could adversely affect our net sales, operating results and financial condition. As a result of the COVID-19 pandemic and recent macroeconomic trends, we have had certain of our retail customers reduce and, in some instances, cancel purchase orders as a result of store closures or a shift of purchasing to focus only on essential consumer products.

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
For example, inventories as of September 30, 2022 increased 89% over the prior year period, primarily from the timing of receipt of inventory and challenges of processing through our new consolidated U.S. distribution center. We also continue to see elevated levels of inventory in transit and elevated freight costs as global supply chains are impacted as a result of COVID-19 pandemic and other factors. If market conditions, demand for our products or consumer preferences shift prior to the sales of the inventory, we may have excess inventory that we may need to hold for a long period of time, write down, and/or sell at prices lower than expected or discard.
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, in the fourth quarter of 2019, we wrote-down $16.8 million of inventory due to our decision to dispose of slower moving inventory to increase operational capacity which contributed to the Company’s net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 66 as of December 31, 2013 to 1,322 as of September 30, 2022. We also have multiple distribution centers in the U.S., the United Kingdom and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a new enterprise resource planning system, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our gross margin may not be sustainable and may fluctuate over time.
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the nine months ended September 30, 2022 and 2021, our gross margins (exclusive of depreciation and amortization) were 34.3% and 38.5%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
•inability to increase prices in order to meet increased costs;
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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 76% and 81% of our sales for the nine months ended September 30, 2022 and 2021, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2022 and December 31, 2021, we recorded reserves of $0.5 million and $0.7 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of September 30, 2022, we owned approximately 106 registered U.S. trademarks, 246 registered international trademarks, 26 pending U.S. trademark applications and 56 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, as we did in connection with the transition of the U.S. warehouse locations, there have been and may in the future be adverse consequences for our corporate culture and employee morale. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing and popularity of new product releases.
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 59%, 64% and 55%, of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
Our corporate headquarters are currently located in Everett, Washington and our primary distribution warehouse is located in Buckeye, Arizona. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Burbank, California; and Eindhoven, Netherlands. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Buckeye is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington or Arizona in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

For example, in 2020, 2021 and early 2022, certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. As a result, we faced delays or difficulty sourcing products, which negatively affected our business and financial results. In response, we shifted a greater amount of our production from China to Vietnam. Although we possess insurance for damage to our property and the disruption of our business, this insurance, and in particular earthquake insurance, which is subject to various limitations and requires large deductibles or co-payments, may not be sufficient to cover all of our potential losses, and may be cancelled by us in the future or otherwise cease to be available to us on reasonable terms or at all. Similarly, natural disasters and other adverse events or conditions affecting east or southeast Asia, where most of our products are produced, could halt or disrupt the production of our products, impair the movement of finished products out of those regions, damage or destroy the molds and tooling necessary to make our products and otherwise cause us to incur additional costs and expenses, any of which could also have a material adverse effect on our business, financial condition and results of operations.
Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 27% and 29% of our sales for the nine months ended September 30, 2022 and 2021, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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

For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.8 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of September 30, 2022. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.
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

The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action and the Court granted all defendants’ motions to dismiss the Ferreira action on February 25, 2021, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021 and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. Specifically, the court dismissed with prejudice all claims related to statements regarding Funko’s projected net sales and the claims based on an inventory risk warning in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, but denied the motion to dismiss as to claims based on inventory risk warnings in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. On May 3, 2022, the parties agreed in principle to settle the litigation, subject to court approval. The Court granted preliminary approval of the settlement on July 17, 2022. The hearing for final approval of the settlement is scheduled for November 7, 2022. The cost of settlement was paid through our director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. Defendants have asked the Court to consolidate Smith with the aforementioned cases. On July 20, 2022, the Court declined to consolidate Smith with the previously-pending cases, and lifted the stay of those proceedings that had been in place since 2020. Our response to the complaints in both the consolidated action and Smith v. Mariotti are due on November 7, 2022.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. That action is currently stayed. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery, captioned Fletcher, et al. v Mariotti. That complaint also asserts claims arising out of same issues and events as Silverberg and the derivative actions pending in the Central District of California.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. On October 1, 2018, we moved to dismiss the action. On August 2, 2019, the Court granted our motion to dismiss the action, allowing plaintiffs leave to amend the complaint. On October 3, 2019, plaintiffs filed a first amended consolidated complaint. We moved to dismiss and on August 5, 2020, the Superior Court of Washington in and for King County dismissed the consolidated action with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects, and remanded the case to the trial court for further proceedings. On January 13, 2022, we filed a petition seeking review of the Washington State Court of Appeals’ reversal by the Washington Supreme Court. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition, and the case has been remanded to the Superior Court for further proceedings. We filed our answer on September 19, 2022, and discovery is currently ongoing.

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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. Briefing on the motion to dismiss is ongoing.
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

For example, in the first quarter of 2021 we acquired a majority interest and in October 2022 acquired the remainder of the membership interest in TokenWave LLC, the developer of a mobile application for tracking and displaying non-fungible tokens, or NFTs, to accelerate our entry into the digital collectible space. We launched our first Digital Pop! NFT collection in the third quarter of 2021 and we currently plan to conduct future NFT “drops” on a regular cadence. The market and consumer demand for NFT and digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our development or future launch of NFT or digital collectible products, will be successful. We may have increased financial and reputational risks if there is a security or system failure or if there is a failure to launch one or more products. In addition, NFT products have new and different risks than our other consumer products, including potential consumer litigation or regulatory challenge, which could harm our financial results.
Similarly, in the nine months ended September 30, 2022, we acquired Mondo Tees Buyer, LLC (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles for preliminary purchase consideration of $14.0 million in cash. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles, however the Company has limited experience selling these product categories.
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and global pandemics. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. We are also in process of upgrading our enterprise resource planning software globally, beginning in the United States. In August 2022, we announced that we are delaying the remaining steps for implementation of our enterprise resource planning software to 2023. If the potential upgrades are not successful or result in further delays, our business could be disrupted or harmed.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. As of September 30, 2022, we had $250.2 million of indebtedness outstanding under our New Credit Facilities, consisting of $160.2 million outstanding under our New Term Loan Facility (net of unamortized discount of $1.8 million) and $90.0 million outstanding borrowings under our New Revolving Credit Facility. On July 29, 2022, the New Credit Agreement was further amended by the Second Amendment, which, among other things, increased the New Revolving Credit Facility to $215.0 million.

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
Additionally, the Continuing Equity Owners who, as of November 1, 2022, collectively hold approximately 6.7% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. As a result, the interests of the Continuing Equity Owners and such transferees may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners and such transferees may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.
In connection with the closing of the ACON Sale, our Stockholders Agreement between us, ACON, Fundamental and Brian Mariotti, our chief creative officer (the “Former Stockholders Agreement”), was terminated.

We have entered into a new Stockholders Agreement with TCG (the “New Stockholders Agreement”), as well as a Joinder and Amendment to our Registration Rights Agreement, both became effective at the closing of the ACON Sale. Pursuant to the New Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the New Stockholders Agreement) beneficially own directly or indirectly, in the aggregate at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the New Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the New Stockholders Agreement to fill the applicable vacancies on the board of directors.
In addition, the New Stockholders Agreement provides that for as long as the TCG Related Parties, beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, including:
•entering into any transaction or series of related transactions in which any person or group (other than the TCG Related Parties and any group that includes the TCG Related Parties, acquires, directly or indirectly, in excess of 50% of the then outstanding shares of any class of our or our subsidiaries’ capital stock, or following which any such person or group has the direct or indirect power to elect a majority of the members of our board of directors or to replace us as the sole manager of FAH, LLC (or to add another person as co-manager of FAH, LLC);
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
•the issuance of additional shares of Class A common stock, Class B common stock, preferred stock or other equity securities of us other than (x) under any stock option or other equity compensation plan approved by our board of directors or the compensation committee, or (y) pursuant to the exercise or conversion of any options, warrants or other securities existing as of the date of the New Stockholders Agreement or, in the event such creation would materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, equity securities of any of our subsidiaries;
•any amendment or modification of our certificate of incorporation or bylaws or any similar organizational documents of any of our subsidiaries that would, in either case, materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, and

•except to the extent of the express restrictions applicable to TCG and its controlled affiliates in the New Stockholders Agreement, any action to adopt, approve or implement any plan, agreement or provision that would, among other things, impair certain rights of TCG under the terms of the New Stockholders Agreement.
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
Upon consummation of the IPO, we became a holding company and have no material assets other than our ownership of 47,094,780 common units of FAH, LLC as of September 30, 2022, representing approximately 91.6% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions. In addition, in connection with the ACON Sale, we agreed not to distribute or pay out as a dividend to our stockholders, on or prior to December 31, 2022, the capital contribution of approximately $74.0 million that we made to FAH, LLC in connection with the Recapitalization (as defined below), except if necessary in the exercise of the Board’s fiduciary duties. For more information regarding the Recapitalization, see “—In certain circumstances, FAH, LLC will be required to make distributions to us and the Continuing Equity Owners and certain of their transferees, and the distributions that FAH, LLC will be required to make may be substantial.”

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
As of November 1, 2022, we had an aggregate of 152,816,306 shares of Class A common stock authorized but unissued, as well as approximately 4,334,801 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our executive officers) upon such redemption and the shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2022, 2,722,148 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,715,070 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of September 30, 2022, we had granted 1,639,958 shares of Class A common stock underlying stock options and 1,323,315 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
We have identified material weaknesses in our internal control over financial reporting. As a result of any other material weakness that may be identified in the future, our senior management may in the future be unable to conclude that we have effective internal control over financial reporting, and our independent registered public accounting firm may not be able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. If further material weaknesses are discovered, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in the price of our Class A common stock and adversely affect our results of operations and financial condition.
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

If our or our third-party providers’ electronic data is compromised our business could be significantly harmed.
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
We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. Threat actors are becoming more sophisticated and increasingly using techniques designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Such attacks may involve internal or external actors, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems, human error, social engineering, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation or regulatory actions, to additional costs for remediation and compliance, as well to liabilities and loss of business that could be material. Global consumer protection, data privacy and cybersecurity legal requirements, such as under the European Union’s General Data Protection Regulation (the “GDPR”) and California Consumer Privacy Act (the “CCPA”), are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events.
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

For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how personal data is collected and processed; demonstrating an appropriate legal basis; granted new rights for data subjects in regard to their personal data; and imposing limitations on retention of personal data; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. The CCPA, which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new law, the California Privacy Rights Act (the “CPRA”), will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Amendment No. 2, dated as of July 29, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.6	8/4/2022

10.2	Non-Employee Director Compensation Policy, dated August 22, 2022.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: November 3, 2022	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer (Principal Financial Officer)