Form 10-K
period 2022-12-31
Funko, Inc.
filed 2023-03-01
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $755.9 million.
As of February 27, 2023, the registrant had 47,226,835 shares of Class A common stock outstanding and 3,293,140 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Funko” and similar references refer: Funko, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including FAH, LLC.
•“ACON” refers to ACON Funko Investors, L.L.C., a Delaware limited liability company, and certain funds affiliated with ACON Funko Investors, L.L.C. (including each of the Former Equity Owners).
•“ACON Sale” refers to the sale by ACON and certain of its affiliates to TCG of an aggregate of 12,520,559 shares of our Class A common stock pursuant to a Stock Purchase Agreement, dated as of May 3, 2022, by and among ACON, certain affiliates of ACON and TCG.
•“Continuing Equity Owners” refers collectively to ACON Funko Investors, L.L.C., Fundamental, the Former Profits Interests Holders, certain former warrant holders and certain current and former executive officers, employees and directors and each of their permitted transferees, in each case, that own common units in FAH, LLC after our initial public offering ("IPO") and who may redeem at each of their options, their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
•“FAH, LLC” refers to Funko Acquisition Holdings, L.L.C., a Delaware limited liability company.
•“FAH LLC Agreement” refers to FAH, LLC’s second amended and restated limited liability company agreement, as amended from time to time.
•“Former Equity Owners” refers to those Original Equity Owners affiliated with ACON who transferred their indirect ownership interests in common units of FAH, LLC for shares of Funko, Inc.’s Class A common stock (to be held by them either directly or indirectly) in connection with our IPO.
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
•“TCG" refers to TCG 3.0 Fuji, LP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of the COVID-19 pandemic and general economic and market conditions on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, inventory expectations and the anticipated inventory write-down, anticipated future expenses and payments and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•We are subject to risks related to the retail industry including, but not limited to, potential negative impacts of global and regional economic downturns, changes in retail practices, and our ability to maintain and further develop relationships with our retail customers and distributors.
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
•TCG has significant influence over us, and its interests may conflict with the interests of our other stockholders.
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

PART I
ITEM 1. BUSINESS
Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the belief that everyone is a fan of something, and Funko aims to have something for every fan. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, board games, plush, homewares, vinyl records, posters and digital non-fungible tokens ("NFTs"), which we make available at highly accessible price points. We believe we sit at the nexus of pop culture—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
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
The proliferation of mobile technology, and the emergence of new content distribution services have enabled fans to connect and engage with content anywhere, at any time, in larger “binge” quantities. An increasing array of content and greater accessibility have led to more fans spending more time per day consuming content. In addition, fans can develop a deeper affinity for content due to the increased prevalence of platforms and events where they can share their passion with other fans (such as through social media, blogs, YouTube, podcasts and online games). The accelerated pace of content discovery and sharing has created an environment where niche content can quickly become mainstream, resulting in more content becoming part of pop culture.
Evolution of Content
Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. Additionally, there has been an increase in high-quality scripted television series as content providers vie for binge worthy shows to attract consumers. For example, in 2022 there were nearly 600 original scripted series in the U.S., a 7% increase over 2021, according to FX networks research. We expect content providers to continue to invest in new high-quality original content. The proliferation and globalization across content types has fostered fan loyalty and stimulated licensed product purchases.

Dedicated and Active Fan Base
We believe pop culture fans possess distinguishing characteristics that make them highly valuable consumers. Like sports fans, fans of other forms of pop culture identify strongly with their favored properties, and have a natural tendency to form social communities around them. Furthermore, as it becomes increasingly easy to access a large quantity of quality content, fans seek more ways to expand and express connections to their favored characters or properties as they share their passion with others. As a result, consumers are participating in the story of these properties via social media platforms and conventions, such as Comic-Con, Anime Expo and Star Wars Celebration, rather than being solely consumers of content. By being a part of the conversation regarding their favored content, fans reinforce their love for it, thereby creating a cycle of fandom.
Growing Cultural Relevance
As pop culture engagement has increased, we believe fandom has become a pastime, and fans are more openly passionate about all forms of pop culture. Social media is driving the importance of pop culture as fans increasingly want to engage with the content across their social communities to show affinity for their favorite content. Three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2022, drew more than half a million attendees in 2022, matching pre-pandemic attendance and reaching capacity at each event location. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across all demographic categories of fans.
Our Strategic Differentiation
Deep and Extensive Licensing Partnerships
We have strong licensing relationships with many established content providers and strive to partner with content providers across multiple genres, including movies, television, video games, anime, sports, and music. In 2022, we had license agreements with over 250 content providers covering over 1,000 licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios of licensed property in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.
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

For the years ended December 31, 2022, 2021 and 2020, no single property accounted for more than 7% of our sales, and the portion of our sales for the years ended December 31, 2022, 2021 and 2020 attributable to our top five properties was 18%, 20% and 22%, respectively. Additionally, the portion of our sales related to evergreen properties for the years ended December 31, 2022, 2021 and 2020 was approximately 64%, 67% and 66%, respectively.
Broad Portfolio of Brands
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
In addition to offering multiple properties and product categories, we create and sell a variety of unique brands that have their own look and feel. Our brand portfolio includes Core Collectibles (which include Pop! Vinyl, as well as other branded lines such as Soda, Vinyl Gold, and Popsies), Loungefly (softlines including bags, wallets, backpacks and apparel) and Other (which includes our Toys and Games and emerging brands, such as Digital Pop! and Mondo). The portion of sales attributed to Core Collectible branded products in the years ended December 31, 2022, 2021 and 2020 was 76%, 80% and 81%, respectively. The portion of sales attributed to Loungefly branded products in the years ended December 31, 2022, 2021 and 2020 was 19%, 15% and 15%, respectively. The portion of sales attributable to Other branded products in the years ended December 31, 2022, 2021 and 2020 was 5%, 5%, and 4%.
Broad Consumer Appeal and Engagement
Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our consumers. We create products to appeal to a broad array of fans across consumer demographic groups. Although we have recently increased our prices, we strive to keep our products at an accessible price point, generally under $15 for our figures, which allows our fans to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and categories. Our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or our own Funko events. Additionally, we seek to drive direct engagement with our fans through in person experiences at our flagship retail stores and fan events, as well as digitally through our websites, mobile application and various social media platforms. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.
Diversified Global Distribution Network
We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers, and e-commerce sites, as well as directly to consumers primarily through our owned websites and two flagship retail stores. We can provide our retail customers a customized product mix designed to appeal to their consumer bases. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, and Fnac. We believe some of our retail customers, such as Target and Walmart, view us as pop culture experts, and we help them manage their pop culture category. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.

Additionally, we are continuing to invest in our direct-to-consumer channel to expand our reach and further strengthen our relationship with our fan base. Our direct-to-consumer channel includes our own e-commerce websites in the U.S. and Europe as well as our two flagship retail stores located in the U.S. We also recently launched a co-branded store, Tha Dogg House, in Inglewood, California and a secondary market resale channel directly through eBay.
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
Additionally, we intend to strategically focus on growing within genres that we believe we have underpenetrated, such as anime, sports and music. We expect to do this by expanding our license portfolio, creating new products or designs that resonate with fans and strategically expanding our distribution of these products. Within anime, we continue to add new license relationships with multiple new properties. In the sports category, we are continuing to leverage our broad range of sports licenses. In 2021, we launched Funko Gold, which is initially focused on sports and music figures in a head-to-toe stylized look. Additionally, within the music category, we are expanding our license base to include more artists for Pop! Albums, a product line introduced in 2020 under the Pop! brand that seeks to appeal to music fans by recreating iconic covers of music albums, as well as entering new product categories such as limited edition vinyl records through our 2022 acquisition of Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC).
We expect to continue to utilize our in-house creative team to create new designs, products and brands that resonate with our core consumers.

Diversify our Revenue Streams through Product Innovation
We are leveraging Funko’s pop culture platform to diversify our revenue streams across product categories, channels and geographies. In addition to designing products to address both new and evergreen content, we have introduced new toy lines, board games and softlines to leverage our existing retail partnerships and open up potential new channels of distribution. We also continually evaluate product innovations and potential acquisition targets to complement our existing product categories, lines and brands. For example, in 2017, we completed the acquisition of Loungefly, LLC (“Loungefly”), a designer of a variety of licensed pop culture fashion handbags, small leather goods and accessories, to expand and diversify our product offerings in our accessories category (the “Loungefly Acquisition”). In 2019, we acquired Forrest-Pruzan Creative LLC, a leading board game development studio, to help us expand our product offerings into the board game category and to develop the Funko Games brand. In 2021, we launched, through our acquisition of the majority interest in TokenWave, LLC, the Company's first NFTs. These exclusive digital card packs are currently sold on the WAX blockchain platform and have often sold out in a matter of minutes, with residual buyers still waiting in the queue. In 2022, we acquired Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC), to help us expand into high-end collectibles, posters and vinyl records.
Extend Funko’s International Reach
We believe the rise of pop culture and deep fan loyalty are global. We believe our sales are currently underpenetrated internationally as we generate the majority of our net sales in the United States. Sales generated from customers outside of the United States accounted for approximately 27%, 28% and 25% of our sales for the years ended December 31, 2022, 2021 and 2020, respectively. We are continuing to invest in the growth of our international business, primarily in Europe, both directly and through third party distributors. In 2020, we launched our own e-commerce website in Europe, www.funkoeurope.com, which initially served the U.K., Ireland, Spain, Germany, France and Italy, and has since expanded into twenty-three additional countries throughout Europe. We believe there are opportunities to further grow our sales in other regions, such as Latin America, Canada, Oceania and APAC, by expanding our direct sales to retailers or through distributor relationships.
Increase our Direct-to-Consumer Business
We view our direct-to-consumer business, which includes our e-commerce websites, www.funko.com, www.funkoeurope.com, www.loungefly.com, and www.mondoshop.com and two flagship retail stores, as a significant growth opportunity and an important vehicle for expanding our reach and broadening our relationship with our fans. We plan to build a robust online platform and to enhance our digital capabilities to provide the infrastructure to scale this business over the long-term. In 2020, we relaunched www.funko.com with an expanded product offering, and enhanced features and functionality to serve our customers in the U.S., and also launched www.funkoeurope.com to serve our customers in the UK and several countries in Europe. We are also planning to launch a website platform in 2023 that will consolidate our brands under one online shopping cart. Our direct-to-consumer strategy also provides us with an opportunity to utilize data and trend analysis to inform our overall business strategy. We believe our direct-to-consumer business will help us strengthen our connection with our fans, deepen consumer engagement to drive customer lifetime value, build brand awareness with new audience segments, and support our retail customers.
Product Lines and Licenses
We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current or new release, and which are less subject to pop culture trends. Additionally, by utilizing our in-house creative team we have the ability to develop our own content and intellectual property as well as various board game offerings. Our current products are principally figures, fashion accessories, apparel, board games, plush products, accessories, homewares, vinyl records and NFTs.

Our Brands and Designs
Under the Funko brand, we have multiple proprietary brands under which most of our products are marketed. Currently, our principal proprietary brands include Pop! and Loungefly.
Pop!, introduced in 2010, is our most well-recognized brand. The Pop! Vinyl stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose. Our standard Pop! Vinyl figure stands about four inches tall. The Pop! brand has also been applied across many of our other product categories, including games, plush, accessories, apparel and homewares. Core Collectible branded products, which include Pop! Vinyl, represented 76%, 80% and 81% of our sales in 2022, 2021 and 2020, respectively.
Our Loungefly branded products are generally fashion accessories including stylized handbags, backpacks, wallets, clothing, and other accessories. Loungefly branded products represented 19%, 15% and 15% in 2022, 2021 and 2020, respectively.
Other brands we market under include Mystery Minis, Paka Paka, and Popsies. In addition, we also develop product lines that we market under the broader Funko brand, such as Funko Games, Funko action figures, Funko Soda, Funko Plush, and Funko Gold product lines. In 2022, we completed our acquisition of Mondo Collectibles, a boutique collectibles brand specializing in limited addition vinyl records and art prints, as well as high-end collectibles. We expect to continue to develop new product designs and lines, which may develop into proprietary brands in the future.
Our Licenses
Licensors. We have strong licensing relationships with many established content providers and seek to establish new licensing relationships with content providers in order to capitalize on new and emerging trends in pop culture. We believe we also provide value to content providers by maximizing the lifetime value of their content by extending its relevance to consumers through ongoing fan engagement.
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
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2022, 2021 and 2020, the average royalty rate was 16.1%, 15.7% and 16.1%, respectively. Our royalty expense for any given year will vary depending on the mix of products and properties sold during that year. For the years ended December 31, 2022, 2021 and 2020, we incurred royalty expenses of $213.1 million, $161.6 million and $105.0 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels.
In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, a portion of which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases. Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2022, 2021 and 2020, we recorded reserves of $0.8 million, $0.7 million and $1.0 million, respectively, related to prepaid royalties we estimated would not be recovered through sales.

For the year ended December 31, 2022, 13% of sales were related to the Company's largest license agreement, with no other license agreement accounting for more than 10% of sales. For the year ended December 31, 2021, 26% of sales were related to the Company’s two largest license agreements (13% each) with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2020, 12% and 11% of sales were related to the Company’s two largest license agreements with no other license agreements accounting for more than 10% of sales.
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
•Current Releases. Properties in the current release category typically are tied to new movie releases, current television series or new video game titles. These properties are intended to capitalize on the excitement of fans surrounding the launch of new content. Products that we design and sell based on new movie releases are expected to have a limited duration of market demand, depending on the popularity of the title. Examples of new movie releases are Doctor Strange and Jurassic World 3. Additionally, products that we design and sell based on current television series or new video game titles are expected to have a market demand depending on the popularity and longevity of the title, which is generally expected to be multiple years. Examples of our current TV and video game properties include The Mandalorian, Dragon Ball Z, Naruto, My Hero Academia, and Stranger Things. Examples of our current video game properties are Fortnite, Overwatch and Five Nights at Freddy’s.
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
Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturers. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping, with a minimal upfront investment for most figures of $5,000 to $7,500 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours.

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
We base our production schedules for products on our internal forecasts, taking into account historical trends of similar products and properties, current market information and communications with customers. The accuracy of our forecasts is affected by consumer acceptance of our products, which is typically based on the strength and popularity of the underlying licensed property, the strength of competing products, the marketing strategies of retailers, changes in buying patterns of both our retail customers and our consumers, timing of delivery of products and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory of a particular product.
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
Sales
We sell our products to a diverse network of customers throughout the world as well as directly to our consumers primarily through our own websites and two flagship retail stores. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Amazon, GameStop, Hot Topic, Target and Walmart. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, and Fnac. In addition to major retailers, we also sell our products to distributors for sale to specialized retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence.
We also sell our products directly to consumers through our e-commerce business, two flagship retail stores and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 11%, 11% and 8% of our sales for 2022, 2021 and 2020, respectively. Though our direct-to-consumer efforts have historically represented a small portion of our net sales, we intend to increase our focus on these efforts in the future. In 2020, we relaunched www.funko.com with an expanded product offering, and enhanced features and functionality, to serve our customers in the U.S., and we also launched www.funkoeurope.com to serve customers in the UK and several countries in Europe. We are also planning to launch a website platform in 2023 that will consolidate our brands under one online shopping cart.

We believe we have a diverse customer base, with our top ten customers representing approximately 44%, 45% and 48%, of our 2022, 2021, and 2020 sales, respectively. No single customer accounted for over 10% of revenues during these periods.
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
We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2022 and 2021, we had reserves for sales allowances of $57.3 million and $40.6 million, respectively.
Marketing
We believe Funko’s trendsetting and nostalgia-based product assortment is a unique voice in the pop culture marketplace, and that our expansive retailer presence, high engagement rates across our owned channels, and devout fan base create fervor for the Funko brand. Our ability to effectively engage with our customers has resulted in a deep affinity for Funko and our products.
Funko continues to acquire new fans through high profile social media sites such as Facebook, Twitter, Instagram, TikTok and YouTube. As of December 31, 2022, Funko’s Twitter handle, @OriginalFunko, had over one million followers. We continue to expand our reach globally through our compelling content, events and personal engagement with our fan base. For example, in 2019 we opened a 40,000-square foot retail-tainment experience on Hollywood Boulevard in Los Angeles, California to further increase our brand presence and create additional opportunities to engage with our fan base. We also plan to develop and implement new marketing programs aimed at driving traffic to our websites and new customer acquisition targeted to specific products and properties.
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
Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2022, we owned approximately 106 registered U.S. trademarks, 247 registered international trademarks, 31 pending U.S. trademark applications and 94 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
Government Regulation
Our products sold in the United States are subject to the provisions of multiple statues, including the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) and the Flammable Fabrics Act (“FFA”), and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market any consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states and our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including Canada, Australia, Europe and Asia.
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
As of December 31, 2022, we employed 1,466 full-time employees. We employed 1,223 people in North America, 220 people in Europe and 23 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2022, 2021 and 2020 approximately 53%, 59% and 64%, respectively, of our net sales were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. The revenue distribution for the year ended December 31, 2020 was in part due to the COVID-19 pandemic, rather than typical seasonality, as we experienced weakened demand for our products in the first half of the year ended December 31, 2020, which had a negative impact on our net sales for the same period.
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

Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 1, 2023):

Name	Age	Position(s)
Brian Mariotti	55	Chief Executive Officer, Director
Andrew Perlmutter	45	President, Director
Steve Nave	52	Chief Financial Officer and Chief Operating Officer
Tracy Daw	57	Chief Legal Officer and Secretary
Andy Oddie	50	Chief Revenue Officer
Charles Denson	66	Chairman of the Board of Directors
Diane Irvine	64	Director
Sarah Kirshbaum Levy	52	Director
Michael Lunsford	55	Director
Jesse Jacobs	47	Director
Richard Paul	42	Director
Trevor Edwards	60	Director
Executive Officers
Brian Mariotti has served as Funko, Inc.'s Chief Executive Officer since December 2022 as well as from April 2017 to January 2022 and has been a member of the Funko, Inc board of directors since its formation in April 2017. Mr. Mariotti served as Funko, Inc.'s Chief Creative Officer from January 2022 to December 2022. Prior to the formation of Funko, Inc. Mr. Mariotti served as the Chief Executive Officer of FAH, LLC and as a member of FAH, LLC's board of directors since October 2015, and as Chief Executive Officer of FHL and as a member of FHL's board of directors since May 2013. Mr. Mariotti acquired the Company with a small group of investors in 2005. We believe Mr. Mariotti’s knowledge of the pop culture industry and many years of experience as our Chief Executive Officer make him well-qualified to serve as a member of our board of directors.
Andrew Perlmutter has served as Funko, Inc.’s President since December 2022 as well as from October 2017 to January 2022 and as a member of the Funko, Inc board of directors since December 2022. Mr. Perlmutter served as Funko Inc.'s Chief Executive Officer from January 2022 to December 2022. Mr. Perlmutter was the Senior Vice President of Sales of FAH, LLC from June 2013 to October 2017. Prior to joining Funko, Mr. Perlmutter was a co-founder of Bottle Rocket Collective, a board and travel games company, where he oversaw product manufacturing and sales from December 2012 until December 2013. Mr. Perlmutter received a B.A. in Interpersonal Communications from Southern Illinois University. We believe Mr. Perlmutter’s knowledge of the pop culture industry and many years of experience as our President make him well-qualified to serve as a member of our board of directors.
Steve Nave has served as Funko, Inc.’s Chief Financial Officer and Chief Operating Officer since February 2023, and prior to that had served as an operations consultant to the Company since November 2022. Mr. Nave has served as Founding Member of Kingsley-Malta Capital, a family investment fund focused on venture capital and private equity investments, from April 2019. Mr. Nave served as President and Chief Executive Officer of Bluestem Brands, Inc. (“Bluestem”) from December 2012 to February 2018, as well as an advisor to Bluestem from February 2018 to November 2019. Mr. Nave also served in various leadership roles of increasing seniority at Walmart.com, including as Chief Executive Officer from January 2010 to August 2011, Chief Operating Officer from March 2006 to January 2010 and Chief Financial Officer from September 2000 to March 2006. Mr. Nave has served on a number of private and public company boards of directors, including PetWellClinic (June 2020 to present), XD Coffee USA (January 2020 to present), and Libbey Inc. (formerly NYSE American:LBY; May 2017 to July 2022). Mr. Nave received his Bachelor of Science in Accounting from Oklahoma State University.

Tracy Daw has served as Funko, Inc.’s Chief Legal Officer and Secretary since March 2022 and as the Senior Vice President and General Counsel of FAH, LLC since July 2016. Previously, Mr. Daw served as Senior Vice President, General Counsel and Secretary from Funko Inc.'s formation in April 2017 to March 2022. Mr. Daw served as the General Counsel of INRIX, Inc. from April 2012 until July 2016, where he was responsible for global legal affairs, with emphasis on corporate and intellectual property matters. He also previously served in various roles at RealNetworks, Inc. from February 2000 until April 2012, including as Senior Vice President, Chief Legal Officer and Corporate Secretary, where he managed the company’s global legal affairs and corporate development efforts. From 1990 to 2000, Mr. Daw was a member of the law firm of Sidley Austin LLP, where he was a partner. Mr. Daw received a J.D. from the University of Michigan Law School and a B.S. in Industrial and Labor Relations from Cornell University.
Andy Oddie has served as Chief Revenue Officer since May 2022. Prior to his appointment as Chief Revenue Officer, he served as Managing Director, EMEA, since joining the company in January 2017. Mr. Oddie has over 25 years’ experience in selling, manufacturing and marketing pop culture merchandise, and has held active board positions at key companies in the sector such as Forbidden Planet International, Forbidden Planet New York and Underground Toys Limited. He founded both Underground Toys and Forbidden Planet Home Shopping, giving him a unique insight across the key categories and properties that Funko creates and sells. During his tenure as Managing Director of Underground Toys, he sourced and oversaw the company’s manufacturing base in the Far East, as well as building the sales of the business to over $70 million. Underground Toys Limited was acquired by Funko in early 2017.
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
Jesse Jacobs has served on the board of directors of Funko, Inc. since May 2022. Mr. Jacobs is a Partner at The Chernin Group, LLC, which he co-founded with Peter Chernin in 2010, leading the company's investments, operations, and team building. Prior to founding The Chernin Group, Mr. Jacobs was a senior member of the media, entertainment, and sports advisory, investing and financing team at Goldman Sachs. Mr. Jacobs began his career in NFL, MLB, and NHL sports television production at the inception of Fox Sports and then for CBS Sports in the Olympics. Mr. Jacobs is on the board of directors of The Chernin Group, Barstool Sports, Hodinkee, Exploding Kittens, Goldin Auctions, Collectors Universe, Equip, Words + Pictures, LLC and is a board observer of Scopely. Mr. Jacobs is a graduate of the University of Pennsylvania with a BA in English and Communications and holds an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Jacobs broad management, business and entertainment experience make him well-qualified to serve on our board of directors.
Richard Paul has served on the board of directors of Funko, Inc. since May 2022. Mr. Paul has served as the Chief Executive Officer of Klutch Sports Group, LLC, a professional sports agency, since September 2012. Mr. Paul is also a co-founder and advisor to Adopt, LLC, a creative agency, since April 2021. Mr. Paul has served on the boards of directors of Klutch Sports Group, LLC since September 2012, United Talent Agency since July 2020, and Colieum Acquisition Corp., a special purpose acquisition company, since June 2021. We believe Mr. Paul is well qualified to serve on the board due to his broad-based business experience and extensive experience in the professional sports and pop culture industries.
Trevor Edwards has served on the board of directors of Funko, Inc. since July 2022. Mr. Edwards spent 25 years at Nike Inc., the multinational athletic apparel corporation, in roles of increasing responsibility, most recently as President, NIKE Brands from 2013 to 2018; Vice President, Global Brand & Category Management from August 2006 to June 2013; Vice President, Global Brand Management from 2002 to 2006; Vice President, U.S. Brand Marketing from 2000 to 2002; Vice President, EMEA Marketing from 1999 to 2000; Director of Marketing for Europe from 1997 to 1999; and Director of Marketing for the Americas from 1995 to 1997. Prior to NIKE, Mr. Edwards worked at Colgate-Palmolive in Global Marketing. Mr. Edwards served on the board of directors of Mattel Inc. from 2012 to 2018. Mr. Edwards received a BBA and MBA from Bernard Baruch College. The board believes Mr. Edwards extensive marketing and brand management experience, as well as public company leadership experience, make him well-qualified to serve on the Board.

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
Our net sales and profitability have generally grown rapidly in the last several years; however, this should not be considered indicative of our future performance. Our future growth, profitability and cash flows depend upon our ability to successfully manage our operations and execute our business strategy, which is dependent upon a number of factors, including our ability to:
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
There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect, particularly in light of the macroeconomic pressures impacting the global economy and consumer demand. Further, achieving these objectives will require investments that may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we may decide to divest or discontinue certain brands or products or streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.
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
In addition, we may face difficulties processing inventory through our distribution centers, which could cause us to hold inventory for an extended period of time. For example, inventories at December 31, 2022 increased 48% over the prior year period, primarily from the timing of receipt of inventory and challenges of processing through our new consolidated U.S. distribution center. We also continue to see elevated levels of inventory in transit and elevated freight costs through drayage and container storage costs as a result of recent processing challenges in our warehouse operations. If market conditions, demand for our products or consumer preferences shift or we face distribution challenges prior to the sales of the inventory, we may have excess inventory that we may need to hold for a long period of time, write down, and/or sell at prices lower than expected or discard.
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, in the fourth quarter of 2019, we wrote-down $16.8 million of inventory due to our decision to dispose of slower moving inventory to increase operational capacity which contributed to the Company’s net loss for the period. Also, in the first half of 2023, we expect to incur a $30.0 million to $36.0 million write-down of our inventory to increase operational efficiency and reduce storage costs. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,466 as of December 31, 2022. We also lease distribution centers in the U.S. and the United Kingdom and utilize third party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. In August 2022, we announced that we were delaying the remaining steps for implementation of our enterprise resource planning software to 2023, which has caused us to incur increased costs and adversely impacted our financial results. At December 31, 2022, we determined the enterprise resource planning project was not feasible for its intended use and abandoned the cloud computing arrangement and incurred a write down of $32.5 million. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our Chief Executive Officer and President, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 74% of our sales for the years ended December 31, 2022, 2021 and 2020, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 44%, 43% and 41% of our sales for the years ended December 31, 2022, 2021 and 2020, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2022, we had a reserve of $19.4 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. In addition, our business is subject to significant pressure on costs and pricing caused by general inflationary pressures as well as inflation caused by constrained sourcing capacity, the availability of qualified labor and related wage inflation, as well as inflationary pressures to increase commissions and benefits expenses, and associated changes in consumer demand. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including pandemics, terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, sovereign debt defaults or the prospect of such events. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, has adversely impacted and could in the future materially harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our sales and harm our financial performance and profitability.

In addition to experiencing potentially lower sales of our products during times of economic difficulty, in an effort to maintain sales during such times, we may need to increase our promotional spending or sales allowances, or take other steps to encourage retailer and consumer purchases of our products. Those steps may lower our net sales or increase our costs, thereby decreasing our operating margins and lowering our profitability. As a result of increased inflation or supply constraints, like we are currently facing, we have increased prices of certain products, and may in the future need to increase our prices further in order to cover increased costs of goods sold, which may reduce demand for our products and may not fully offset our increased costs.
Changes in the retail industry and markets for consumer products affecting our retail customers or retailing practices could negatively impact our business, financial condition and results of operations.
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2022, the retail industry faced reductions in sales due to macroeconomic uncertainty and we currently expect the retail industry will continue to face sales challenges in early 2023, which may adversely impact our sales.
Due to the challenging environment for traditional “brick-and-mortar” retail locations caused by declining in-store traffic, many retailers have closed physical stores, and some traditional retailers have engaged in significant reorganizations, filed for bankruptcy and gone out of business. In addition to furthering consolidation in the retail industry, such a trend could have a negative effect on the financial health of our retail customers and distributors, potentially causing them to experience difficulties in fulfilling their payment obligations to us or our distributors, reduce the amount of their purchases, seek extended credit terms or otherwise change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products or cease doing business with us or our distributors. If any of our retail customers were to file for bankruptcy, we could be unable to collect amounts owed to us and could even be required to repay certain amounts paid to us prior to the bankruptcy filing. The occurrence of any of these events would have an adverse effect on our business, cash flows, financial condition and results of operations.
If we do not effectively maintain and further develop our relationships with retail customers and distributors, our growth prospects, business and results of operations could be harmed.
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 44%, 45% and 48% of our sales for the years ended December 31, 2022, 2021 and 2020, respectively.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. We further depend on our retail customers to employ, educate and motivate their sales personnel to effectively sell our products. If our retail customers do not adequately display our products or choose to promote competitors’ products or their own private label products over ours, our sales could decrease, and our business could be harmed. Similarly, we depend on our distributors to reach retailers in certain market segments in the United States and to reach international retailers in countries where we do not have a direct presence. Our distributors generally offer products from several different companies, including our competitors. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, we might need to find another distributor in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms.

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
During 2020, 2021 and into 2022, we and certain of our suppliers and the manufacturers of certain of our products were adversely impacted by COVID-19. We faced delays and difficulty sourcing products, and significant increases in shipping costs, which have negatively affected our business and financial results. If such supplier and manufacturer challenges continue or recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
By the end of the year ended December 31, 2022, our business, was no longer experiencing a material effect from COVID-19, however, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business, financial position and results of operations going forward.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the years ended December 31, 2022, 2021 and 2020, our gross margins (exclusive of depreciation and amortization) were 32.8%, 37.0% and 38.2%, respectively. Our current gross margin may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 76%, 80% and 81% of our sales for the years ended December 31, 2022, 2021 and 2020, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of December 31, 2022 and 2021, we recorded reserves of $0.8 million, and $0.7 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
An inability to develop and introduce products in a timely and cost-effective manner may damage our business.
Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source, ship, and distribute new or continuing products in a timely manner or on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Furthermore, our license agreements typically require us to obtain the licensor’s approval of the products we develop under a particular license prior to making any sales, which can have the effect of delaying our product releases. Additionally, for products based on properties in our movie, TV show and video game categories, this risk may also be exacerbated by our need to introduce new products on a timeframe that corresponds with a particular content release. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing or distribution delays or changes in anticipated consumer demand for our products and new brands, or the related third party content, may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.
Our intellectual property is a valuable asset of our business. As of December 31, 2022, we owned approximately 106 registered U.S. trademarks, 247 registered international trademarks, 31 pending U.S. trademark applications and 94 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team, including our Chief Executive Officer, Brian Mariotti, and President, Andrew Perlmutter. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. The loss of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
In addition, competition for qualified personnel is intense. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. Our headquarters is located near Seattle and competition in the Seattle area for qualified personnel, particularly those with technology-related skills and experience, is intense due to the increasing number of technology and e-commerce companies with a large or growing presence in Seattle, some of whom have greater resources than us and may be located closer to the city of Seattle than we are. In 2022 and 2021, we also faced higher than normal recruitment and personnel costs in efforts to seek and retain qualified personnel.

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
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 53.0%, 59.0% and 64.0%, of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts reserving capacity or providing loss contingencies with certain of our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

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
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for our products, or otherwise adversely impact our business. Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our manufacturing requirements, even if complied with, would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.
Additionally, the third-party manufacturers that produce most of our products are located in Vietnam, China and Mexico. As a result, we are subject to various risks resulting from our international operations. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”
We are subject to a series of risks related to climate change.
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers, requiring us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. Developing products that satisfy the market’s evolving expectations for product composition may require us to incur significant costs. Reporting expectations are also increasing, with a variety of stakeholders seeking increased information on climate related risks. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. All of these risks may also impact our suppliers or business partners, which may indirectly impact our business, financial condition, or results of operations.

Increased attention to, and evolving expectations for, sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
Our operations, including our corporate headquarters, primary distribution facilities and third-party manufacturers, are concentrated in certain geographic regions, which makes us susceptible to adverse conditions in those regions.
Our corporate headquarters are currently located in Everett, Washington and our primary distribution warehouse is located in Buckeye, Arizona. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Burbank, California; and San Diego, California. In addition, the factories that produce most of our products are located in Vietnam, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Buckeye is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, at our headquarters or at our warehouse facilities, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington or Arizona in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 27%, 28% and 25% of our sales for the years ended December 31, 2022, 2021 and 2020, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, and other countries have been escalating in recent years. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the products we purchase from manufacturers in China have been or may in the future be subject to these tariffs, which could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. More recently, the U.S. government enacted the Uyghur Forced Labor Prevention Act, which effectively bars the importation into the United States of products made in or sourced from the Xinjiang region of China. The Xinjiang region of China is the source of a large portion of the world's cotton supply and this import ban may impact prices and the availability of cotton for our clothing products.

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
Following a national referendum and subsequent legislation, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit,” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement, which became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework in many respects that requires complex additional bilateral negotiations between the United Kingdom and the European Union, significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $0.8 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of December 31, 2022. As of the date of this Annual Report on Form 10-K, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.

As digital assets are a relatively new and emerging asset class, the regulatory, commercial, and legal framework governing digital assets and associated products and services is likely to evolve both in the U.S. and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, consumer protection, privacy and cybersecurity, anti-money laundering, sanctions and currency, tax, money transmission, commodity, and securities law compliance. We may need to comply with new licensing or registration requirements, revise our compliance and risk mitigation measures, institute a ban on certain digital assets or transactions thereof, and/or suspend or shut down our products or services in one or more jurisdictions. We may also face substantial costs to operationalize and comply with new legal or regulatory requirements. It is difficult to predict how the legal and regulatory framework and oversight/enforcement infrastructure around digital assets will develop and how such developments will impact our business and these new product offerings since the market for digital assets, and NFTs in particular, is relatively nascent.
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
Furthermore, our e-commerce operations subject us to risks related to the computer systems that operate our websites and related support systems, such as system failures, viruses, computer hackers, cyberattacks and similar disruptions, or the perception thereof. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that adversely affect our operating results and harm our brand. While we depend on our technology vendors to manage “up-time” of the front-end e-commerce store, manage the intake of our orders, and export orders for fulfillment, we could begin to run all or a greater portion of these components ourselves in the future. Any failure on the part of our third-party e-commerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our brand.
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
We are currently subject to securities class action and derivative litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.
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
The consolidated complaint added Section 10(b) and 20(a) claims based on our earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action and the Court granted all defendants’ motions to dismiss the Ferreira action on February 25, 2021, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021 and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. On May 3, 2022, the parties agreed in principle to settle the litigation. The Court granted preliminary approval of the settlement on July 17, 2022 and granted final approval on November 7, 2022. The cost of settlement was paid through our director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. Our responses to the complaints in both the consolidated action and Smith v. Mariotti are scheduled to be submitted on March 10, 2023.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery, captioned Fletcher, et al. v. Mariotti. That complaint also asserts claims arising out of same issues and events as the Silverberg litigation and the derivative actions pending in the Central District of California.

Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. We moved to dismiss twice, and the Court twice granted our motions to dismiss, the second time with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition, and the case was remanded to the Superior Court for further proceedings. We filed our answer on September 19, 2022, and discovery is currently ongoing.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. Funko must respond to the Complaint in the federal action, now captioned Berkelhammer v. Funko, Inc. et al., by March 13, 2023.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application is expected to be completed on March 10, 2023.
The results of the securities class action lawsuits, derivative lawsuits, and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations.
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

For example, in the first quarter of 2021 we acquired a majority interest and in October 2022 acquired the remainder of the membership interests in TokenWave LLC, the developer of a mobile application for tracking and displaying NFTs, to accelerate our entry into the digital collectible space. We launched our first Digital Pop! NFT collection in the third quarter of 2021 and have conducted additional NFT “drops” on a regular cadence since then. The market and consumer demand, as well as the legal and regulatory framework, for NFTs and other digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our development or future launch of NFT or digital collectible products, will be successful.
Similarly, in the year ended December 31, 2022, we acquired Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC) (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles for preliminary purchase consideration of $14.0 million in cash. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles, however the Company has limited experience selling these product categories and there can be no assurance that we will be able to successfully or profitably enter these product categories at scale.
In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, distribution, marketing and other operating synergies which will produce greater sales growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, in the future. There is no guarantee that any acquisition or investment we may make will be successful or beneficial or that we will be able to manage the integration process successfully, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.
The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have an adverse material effect on the successful development and adoption of our non-fungible token (“NFT”) and digital collectible business.
The growth of the blockchain industry in general, as well as the blockchain networks on which our NFT and digital collectible business relies, is subject to a high degree of uncertainty. The factors affecting the further development of blockchain networks and digital assets, include, without limitation:
•worldwide growth in the adoption and use of digital assets and other blockchain technologies;
•government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;
•the maintenance and development of the open-source software protocol of blockchain networks;
•changes in consumer demographics and public tastes and preferences;
•the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;
•the extent to which current purchaser interest in cryptocurrencies represents a speculative “bubble;”
•the extent to which historic price volatility in cryptocurrencies and digital assets continues into the future;
•general economic conditions in the United States and the world;
•the regulatory environment relating to cryptocurrencies and blockchains; and
•a decline in the popularity or acceptance of cryptocurrencies or other blockchain-based tokens.

Moreover, if and to the extent we are unable to successfully expand our NFT and digital collectible business, we may incur unanticipated costs and losses, and face other adverse consequences, such as negative reputational effects. In addition, the actual effects of pursuing these initiatives may differ, possibly materially, from the benefits that we expect to realize from them, such as the generation of additional revenues.
The digital assets industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. Although they have experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may deter or delay the acceptance and adoption of our NFT and digital collectible business and, as a result, adversely affect the future prospects of our NFT and digital collectible business as well as our financial results and financial condition.
Digital assets are a novel asset class that carries unique risks, including extreme price volatility.
Cryptocurrencies, digital currencies, coins, tokens, NFTs, stablecoins, and other digital or crypto assets or instruments that are issued and transferred using distributed ledger or blockchain technology (collectively referred to herein as “digital assets”) are a new and evolving asset class. The characteristics of particular digital assets within this broad asset class may differ significantly.
We receive payments in digital assets in connection with our secondary sales on our NFT and digital collectibles business. We also purchase digital assets for use as a currency for certain expenses related to our NFT and digital collectibles business. There is no guarantee that these investments and payments will maintain their value as measured against fiat currencies. Digital assets continue to be an emerging asset class based on emerging technologies, and our use of digital assets is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners, validators and developers and the potential for malicious activity, among other factors. Further, there can be no assurance that the blockchain technology on which digital assets are transacted does not have undiscovered flaws that may allow for such digital assets to be compromised, resulting in the loss of some or all of the digital assets we hold. Finally, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. There can be no assurance that digital assets will maintain their value in the future, or that acceptance of using digital assets as currency or to make payments by mainstream retail merchants and commercial businesses, or for any other uses, will continue to grow. Moreover, due to the novelty of the asset class and the evolving patchwork of regulatory oversight of digital asset markets, fraud and market manipulation are not uncommon in such markets, all of which could negatively impact the value of our digital assets and have an adverse impact on our business.
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software, to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and global pandemics. For example, the widely publicized vulnerability in Apache's Log4j software library disclosed in December 2021 was reported to have affected many organizations globally, requiring updates to patched versions of the software. While we were not impacted by this vulnerability, this incident demonstrates that similar third-party software vulnerabilities may impact us in the future. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these information systems to perform as designed, our failure to operate them effectively, or a security breach or disruption, or the perception thereof, in operation of our information systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. At December 31, 2022, we determined the enterprise resource planning software was not feasible for its intended purpose and abandoned the cloud computing arrangement, incurring a $32.5 million write-down.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. On July 29, 2022, the New Credit Agreement was further amended by the Second Amendment, which, among other things, increased the New Revolving Credit Facility to $215.0 million. As of December 31, 2022, we had $225.8 million of indebtedness outstanding under our New Credit Facilities, consisting of $155.8 million outstanding under our New Term Loan Facility (net of unamortized discount of $1.7 million) and $70.0 million outstanding borrowings under our New Revolving Credit Facility. Subsequent to December 31, 2022, our projections indicated that we would be unable to maintain compliance with the financial covenants under the New Credit Agreement as of March 31, 2023 and, on February 28, 2023, we entered into a further amendment (the "Third Amendment") to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ended March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of December 31, 2022, the Company had $20.0 million outstanding under the Equipment Finance Loan.
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
Additionally, as noted above, during the Waiver Period these restrictive covenants contain incremental requirements that limit our ability to engage in certain of these activities and, as such, our operations may be even more limited during this period, which could limit our ability to engage in transactions that may be in our long-term best interests. The restrictive covenants in the New Credit Agreement also include certain financial covenants that require us to comply on a quarterly basis with a maximum net leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis) other than during the Waiver Period. Although we are currently in the Waiver Period where we do not need to comply with these covenants, there can be no guarantee that we will not breach these covenants in the future after the Waiver Period. Our ability to comply with our financial covenants and the other covenants and restrictions under our credit facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our credit facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with our financial covenants as described above, or with any of the other covenants or restrictions under our credit facilities, could result in an event of default under our credit facilities. This would permit the lending banks under such facilities to take certain actions, including halting future borrowings under the New Revolving Credit Facility, terminating all outstanding commitments and declaring all amounts due under our New Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, including in the event we are unable to maintain compliance with the financial or other covenants contained in the New Credit Agreement, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. As discussed above, under the terms of the Third Amendment to the New Credit Agreement we are unable to draw amounts in excess of the amount outstanding on the effective date of the Third Amendment under our New Revolver Credit Facility until the end of the Waiver Period.

We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, including due to market volatility and uncertainty resulting from the COVID-19 pandemic, the war in Ukraine or the potential for U.S. sovereign debt default. As discussed above, the New Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities, which restrictive covenants contain additional limitations on our ability to raise debt and issue new equity (other than common equity) during the Waiver Period. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business, respond to business challenges and continue as a going concern could be significantly limited.
ORGANIZATIONAL STRUCTURE RISKS
TCG has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our Continuing Equity Owners, in our business may conflict with the interests of our other stockholders.
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. On May 19, 2022, ACON completed, pursuant to the Stock Purchase Agreement with TCG, the sale of 12,520,559 shares of our Class A common stock (including shares of Class A common stock issued upon the transfer of common units of FAH, LLC and the cancellation of shares of our Class B common stock) to TCG (the "ACON Sale"). Accordingly, TCG currently has significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock
We entered into a new Stockholders Agreement with TCG (the “New Stockholders Agreement”), as well as a Joinder and Amendment to our Registration Rights Agreement, both became effective at the closing of the ACON Sale. Pursuant to the New Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the New Stockholders Agreement) beneficially own directly or indirectly, in the aggregate at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the New Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the New Stockholders Agreement to fill the applicable vacancies on the board of directors.
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
Additionally, the Continuing Equity Owners who, as of February 27, 2023, collectively hold approximately 6.7% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees may conflict with the interests of holders of our Class A common stock. For example, the Continuing Equity Owners and such transferees may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the Continuing Equity Owners even in situations where no similar considerations are relevant to us.

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
We have no material assets other than our ownership of 47,191,571 common units of FAH, LLC as of December 31, 2022, representing approximately 91.6% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners and certain of their transferees based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC and such distributions will generally be made to such holders pro rata based on their interests in FAH, LLC. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners and certain of their transferees, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Funds we receive from FAH, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in FAH, LLC, or the purchase of additional common units in FAH, LLC, along with a recapitalization of all of the outstanding common units in FAH, LLC. For example, on May 3, 2022, we entered into a common unit subscription agreement with FAH, LLC pursuant to which we purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by us and the number of outstanding shares of our Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of our Class B common stock were cancelled in order to maintain a one-to-one ratio between the number of shares of Class B common stock and the number of common units (other than common units issuable upon the exercise of options), in each case, held by the Continuing Equity Owners, in accordance with our amended and restated certificate of incorporation (clauses (i) and (ii) together, the “Recapitalization”). To the extent we do not take such actions in the future and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners and certain of their transferees that hold interests in FAH, LLC would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock.
Our Tax Receivable Agreement requires us to make cash payments in respect of certain tax benefits to which we may become entitled, the amounts that we may be required to pay could be significant, and we may not realize such tax benefits.
In connection with the consummation of the IPO, we entered into the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners, and certain transferees of the Continuing Equity Owners have been joined as parties to the Tax Receivable Agreement (the parties entitled to payments under the Tax Receivable Agreement are referred to herein as the "TRA Parties"). Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Parties maintaining a continued ownership interest in FAH, LLC.

The amounts that we may be required to pay to the TRA Parties under the Tax Receivable Agreement may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.
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
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. Our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.
We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
We will not be reimbursed for any cash payments previously made to the TRA Parties pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature. Significant management judgment is required in connection with interpreting applicable tax laws and in taking valuation positions relevant to our tax compliance obligations. We are constantly evaluating our tax return positions, and changes in our return positions could affect our liabilities and risks that we face in connection with determining our the taxes we owe and the amounts that we are required to pay in connection with the Tax Receivable Agreement. There can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could incur additional costs in connection with these risks, including by making cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing Equity Owners and transferees.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners and certain of their transferees that will not benefit the holders of our Class A common stock to the same extent as it will benefit such Continuing Equity Owners and transferees. We have entered into the Tax Receivable Agreement with FAH, LLC and the TRA Parties, and it provides for the payment by us to the TRA Parties of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of February 27, 2023, we had an aggregate of 152,773,165 shares of Class A common stock authorized but unissued, as well as approximately 4,334,801 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We have reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2022, 2,701,626 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,711,908 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of December 31, 2022, we had granted 1,719,458, shares of Class A common stock underlying stock options, 67,481 shares of Class A common stock underlying performance stock units and 1,299,787 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further, in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our then-current executive officers). On July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC. The Form S-3 was declared effective by the SEC on July 26, 2022. The Form S-3 allows us to sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and, following the secondary underwritten public offering, allows certain Original Equity Owners to sell 17,318,008 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

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

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. As we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting.
We have identified material weaknesses in our internal control over financial reporting, as discussed in Part II, Item 9A of the Annual Report on Form 10-K and our independent registered public accounting firm is not able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns.
The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
In addition, as a result of our current material weaknesses or future material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could also diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
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
We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. Threat actors are becoming more sophisticated and increasingly using techniques designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Disruptive attacks, such as through ransomware and other extortion-based tactics, that can temporarily or permanently disable operations are becoming increasingly prevalent. Such attacks may involve internal or external actors, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems, human error, social engineering, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Also, remote working arrangements that started during the COVID-19 pandemic may continue in the future, which increases the risk that threat actors will engage in social engineering and exploit vulnerabilities inherent in many non-corporate home networks. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation or regulatory actions, to additional costs for remediation and compliance, as well to liabilities and loss of business that could be material. Global consumer protection, data privacy and cybersecurity legal requirements, such as under the European Union’s General Data Protection Regulation (the “GDPR”) and California Consumer Privacy Act (the “CCPA”), are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events.
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
•the imposition of fines or other remedial measures as a result of regulatory violations or civil liability such as due to the underpayment of customs duties at Loungefly; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, pandemics such as COVID-19, and responses to such events.
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
A new 1% U.S. federal excise tax could be imposed on us if we were to undertake redemptions or certain other transactions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.
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
For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how personal data is collected and processed; demonstrating an appropriate legal basis; granted new rights for data subjects in regard to their personal data; and imposing limitations on retention of personal data; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. The CCPA, which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new law, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Offices, Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2024
Warehouse and Distribution Facility	Everett, Washington	119,000	January 31, 2023
Corporate Headquarters and Retail Store	Everett, Washington	99,000	January 31, 2027
Warehouse and Distribution Facility	Everett, Washington	83,000	January 31, 2023
Administrative Offices	Everett, Washington	82,000	January 31, 2032
Office and Warehouse Facility	Everett, Washington	21,000	January 31, 2025
Administrative Offices, Licensing and Apparel Sales	Burbank, California	43,000	December 31, 2026
Retail Store	Hollywood, California	40,000	March 31, 2030
Administrative Offices	San Diego, California	14,000	November 30, 2029
Warehouse and Distribution Facility	Buckeye, Arizona	862,000	October 31, 2032
Warehouse and Administrative Offices	Coventry, England	349,000	July 7, 2029
Sales and Administrative Offices	London, United Kingdom	11,000	June 27, 2027
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
Holders of Record
As of February 27, 2023, there were 27 stockholders of record of our Class A common stock. As of February 27, 2023, there were 12 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2022.
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

Stock Performance Graph
The following graph and table illustrate the total return from December 31, 2017 through December 31, 2022, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on December 31, 2017 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Funko, Inc.	100.00	197.74	258.05	156.09	282.71	164.06
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Russell 2000 Consumer Discretionary	100.00	130.98	113.10	143.59	184.39	127.93

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2020, including a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, homewares, vinyl record, poster or digital NFT.
Given our diverse product offering, in 2022, we created three new branded categories to better align our product net sales results and execute against our operating objectives. The Core Collectible branded category includes Pop! Vinyl, and newer collectible brands such as Soda, Vinyl Gold and Popsies. The Loungefly branded category includes our softlines products. The Other branded category includes our Toy and Games brands and our Digital Brands. Net sales product revenue has been recast into these branded categories for the year ended December 31, 2021.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2022	2021
	(in thousands)
Net sales	$1,322,706	$1,029,293
Net (loss) income	$(5,240)	$67,854
EBITDA (1)	$34,962	$133,277
Adjusted EBITDA (1)	$97,425	$149,931
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.

Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefited from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Core Collectible branded products, which represented approximately 75% and 80% of our sales for the years ended December 31, 2022 and 2021, respectively, and which are sold across multiple product categories.
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
We believe there is a trend of content providers consolidating their relationships to do more business with fewer licensees. We believe our ability to help maximize the value and extend the relevance of our content providers’ properties has allowed us to benefit from this trend. Although we have a successful track record of renewing and extending the scope of licenses, our license agreements typically have short terms (between two and three years), are not automatically renewable and, in some cases, give the licensor the right to terminate the license agreement at will. In addition, the efforts of our senior management team have been integral to our relationships with our licensors. Inability to license newer pop culture properties, the termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could adversely affect our business.
Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 44% and 45% of our sales for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we saw shifts in our client mix as a direct result of the COVID-19 pandemic and the enhanced online presence of our top customers.
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

Content Mix
The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We have diversified our product offerings across property categories. We have visibility into the new release schedule of many our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle. For example, in 2022 there was an increase in new originally scripted series and new movie theater releases, which we believe contributed to a higher percent of our sales attributable to current properties than compared to recent historical trends.
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
Inventory Management
Inventory consists primarily of figures, plush, apparel, homewares, accessories, games, vinyl records and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. We order inventory based on assumptions of future demand and maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. We also monitor our warehouse operations for maximum throughput to minimize carrying costs and aging of on-hand inventory. We may from time to time, liquidate and/or dispose of inventory to increase warehouse operating efficiency. Subsequent to the year ended December 31, 2022, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The products were determined to be stated at their net realizable value at December 31, 2022, but were subsequently approved for destruction, and the Company expects an incremental charge for the write-down of products identified to be recorded to cost of sales in the first half of 2023 to be in the range of $30.0 million to $36.0 million.
Taxation and Expenses
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
We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel, games, homewares, vinyl records, posters and NFTs, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations, our retail stores and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.

Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. We evaluate the need for price increases along with other incentive arrangements and cost of product to help manage gross margins. In 2021, we instituted price increases for certain of our products and we expect to increase prices for certain of our other products in early 2023. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are included in cost of sales.
Cost of Sales
Cost of sales consists primarily of product costs, royalty expenses paid to our licensors and the cost to ship our products, including both inbound freight and outbound products to our customers. Our cost of sales excludes depreciation and amortization.
Our products are produced and assembled by third-party manufacturers primarily in Vietnam, China and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed product costs, while maximizing flexibility, capacity and capability. As part of a continuing effort to reduce manufacturing costs and ensure speed to market, we have historically kept our production concentrated with a small number of manufacturers and factories even as we have grown and diversified.
Our product costs and gross margins will be impacted from period to period based on the product mix in any given period. Our Loungefly branded products tend to have a higher product cost and higher duties as a percentage of sales and therefore lower gross margins than our Core Collectible branded products.
Our royalty costs and gross margins will also be impacted from period to period based on our mix of licensed products sold, as well as a variety of other factors including reserves for minimum guarantees and ongoing and future royalty audits.
Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer mix due to varying shipping terms and other factors. In 2021, we experienced significant increases in shipping rates due to global capacity constraints and the lack of availability of shipping containers. In late 2022, ocean freight rates began to stabilize, however difficulties in our warehouse and distribution operations led us to incur a substantial amount of ground transportation and temporary storage costs.
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

Depreciation and Amortization
Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment. Amortization relates to definite-lived intangible assets that are expensed on a straight-line basis over the estimated useful lives. Our intangible assets, which are being amortized over a range of two to 20 years, are mainly comprised of trade names, customer relationships and intellectual property we recognized as part of the ACON Acquisition and, to a lesser extent, the 2017 acquisition of Underground Toys, the 2017 acquisition of Loungefly, the 2019 acquisition of Forrest-Pruzan and the 2022 acquisition of Mondo.
Interest Expense, Net
Interest expense, net includes the cost of our short-term borrowings and long-term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned.

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth information comparing the components of net (loss) income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Period over Period Change
	2022	2021	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$1,322,706	$1,029,293	$293,413	28.5%
Cost of sales (exclusive of depreciation and amortization shown separately below)	888,685	648,302	240,383	37.1%
Selling, general, and administrative expenses	398,272	244,331	153,941	63.0%
Depreciation and amortization	47,669	41,195	6,474	15.7%
Total operating expenses	1,334,626	933,828	400,798	42.9%
(Loss) income from operations	(11,920)	95,465	(107,385)	nm
Interest expense, net	10,334	7,167	3,167	44.2%
Loss on extinguishment of debt	—	675	(675)	nm
Other expense, net	787	2,708	(1,921)	(70.9)%
(Loss) income before income taxes	(23,041)	84,915	(107,956)	nm
Income tax (benefit) expense	(17,801)	17,061	(34,862)	nm
Net (loss) income	(5,240)	67,854	(73,094)	nm
Less: net income attributable to non-controlling interests	2,795	23,954	(21,159)	(88.3)%
Net (loss) income attributable to Funko, Inc.	$(8,035)	$43,900	$(51,935)	nm
Net Sales
Net sales were $1.3 billion for the year ended December 31, 2022, an increase of 28.5% compared to $1.0 billion for the year ended December 31, 2021. The increase in net sales was primarily due to increased sales to our mass-market retailers, distributors and e-commerce site customers.
In the year ended December 31, 2022, the number of active properties decreased 3.0% to 926 from 955 in the year ended December 31, 2021, and average net sales per active property increased 32.5% to $1.4 million for the year ended December 31, 2022 from $1.1 million for the year ended December 31, 2021. While we expect to see growth in the number of active properties over time, we expect that the average sales per active property will fluctuate from year to year or quarter to quarter based on what is relevant in pop culture at that time and the types of properties we are producing against.
On a geographical basis, net sales in the United States increased 30.0% to $966.7 million in the year ended December 31, 2022 as compared to $743.8 million in the year ended December 31, 2021, net sales in Europe increased 22.3% to $262.6 million in the year ended December 31, 2022 from $214.7 million in the year ended December 31, 2021 and net sales in other international locations increased 32.0% to $93.4 million in the year ended December 31, 2022 from $70.7 million in the year ended December 31, 2021.
On a product category basis, net sales of Core Collectible branded products increased 21.6% to $998.4 million in the year ended December 31, 2022 as compared to $820.9 million in the year ended December 31, 2021. Net sales of Loungefly branded products increased 67.7% to $253.0 million in the year ended December 31, 2022 as compared to $150.8 million in the year ended December 31, 2021. Net sales of other products increased 23.9% to $71.3 million in the year ended December 31, 2022 as compared to $57.5 million the year ended December 31, 2021.

Although this Management’s Discussion and Analysis generally does not present a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, given our creation of three new branded categories in 2022, we are presenting a discussion of net sales by product category for the year ended December 31, 2021 compared to the year ended December 31, 2020, recast to reflect our new product categories, as follows:
On a product category basis, net sales of Core Collectible branded products increased 55.7% to $820.9 million in the year ended December 31, 2021 as compared to $527.2 million in the year ended December 31, 2020. Net sales of Loungefly branded products increased 157.6% to $150.8 million in the year ended December 31, 2021 as compared to $95.7 million in the year ended December 31, 2020. Net sales of other products increased 194.1% to $57.5 million in the year ended December 31, 2021 as compared to $29.6 million the year ended December 31, 2020.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $888.7 million for the year ended December 31, 2022, an increase of 37.1%, compared to $648.3 million for the year ended December 31, 2021. Cost of sales (exclusive of depreciation and amortization) increased primarily as a result of increases in shipping and freight costs outpacing net sales growth over the same time period. Product costs increased $114.0 million, shipping and freight costs increased $51.2 million and royalty expenses increased $51.8 million.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 32.8% for the year ended December 31, 2022, compared to 37.0% for the year ended December 31, 2021. Gross margin (exclusive of depreciation and amortization) decreased 420 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021, due primarily to challenges with warehouse operations and increased freight and inventory storage costs. We expect the elevated warehouse, freight and inventory costs to continue at least through first half of 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $398.3 million for the year ended December 31, 2022, an increase of 63.0%, compared to $244.3 million for the year ended December 31, 2021. The increase was driven primarily by a $68.6 million increase in personnel expenses, commissions and stock option expense, a $33.5 million increase in software expenses, primarily as a result of the abandonment of the enterprise resource planning cloud computing arrangement of $32.5 million, a $10.3 million increase in professional fees, primarily as a result of one-time warehouse consolidation, severance and relocation costs, a $9.6 million increase in advertising and marketing, a $9.5 million increase in administrative expenses, primarily as a result of increased bad debt reserves, and a $9.4 million increase in facilities and rent, primarily related to the new U.S. warehouse and distribution center.
Selling, general, and administrative expenses were 30.1% of sales for the year ended December 31, 2022, compared to 23.7% of sales for the year ended December 31, 2021, primarily due to the increase in general and administrative expenses outpacing net sales.
Depreciation and Amortization
Depreciation and amortization expense was $47.7 million for the year ended December 31, 2022, compared to $41.2 million for the year ended December 31, 2021, primarily driven by the type and timing of assets placed into service.
Interest Expense, Net
Interest expense, net was $10.3 million for the year ended December 31, 2022, an increase of 44.2%, compared to $7.2 million for the year ended December 31, 2021. The increase in interest expense, net was due to higher average balances of debt outstanding as well as higher interest rates during the year ended December 31, 2022.
Loss on debt extinguishment
As a result of the debt refinancing in September 2021, $0.7 million loss on debt extinguishment was recorded for the year ended December 31, 2021 as unamortized debt financing fees were written-off.

Income Tax (Benefit) Expense
Income tax benefit was $17.8 million for the year ended December 31, 2022, compared to an income tax expense of $17.1 million for the year ended December 31, 2021. The increase in income tax benefit was primarily due to a decrease in income before income taxes of $108.0 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The Company also realized a discrete benefit of $11.0 million from the release of a valuation allowance on the outside basis deferred tax asset during the year ended December 31, 2022.
Net (Loss) Income
Net loss was $5.2 million for the year ended December 31, 2022, compared to net income of $67.9 million for the year ended December 31, 2021. The decrease in net income was primarily the result of the increases in cost of goods sold and selling, general and administrative costs outpacing the increases in net sales for the year ended December 31, 2022 as compared to the year ended December 31, 2021, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, loss on extinguishment of debt, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments, and other unusual or one-time items. We define Adjusted Net (Loss) Income as net (loss) income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, loss on extinguishment of debt, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments, and the income tax expense (benefit) effect of these adjustments. We define Adjusted Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net (loss) income or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, loss on extinguishment of debt, foreign currency transaction gains and losses, Tax Receivable Agreement liability adjustments and other unusual or one-time items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net (loss) income, for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands, except per share data)
Net (loss) income attributable to Funko, Inc.	$(8,035)	$43,900
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	2,795	23,954
Equity-based compensation (2)	16,591	12,994
Acquisition transaction costs and other expenses (3)	2,850	—
Certain severance, relocation and related costs (4)	9,775	277
Loss on extinguishment of debt (5)	—	675
Foreign currency transaction (gain) loss (6)	(3,232)	1,118
Tax receivable agreement liability adjustments (7)	3,987	1,590
One-time cloud based computing arrangement abandonment (8)	32,492	—
Income tax expense (9)	(27,657)	(8,331)
Adjusted net income	$29,566	$76,177
Weighted-average shares of Class A common stock outstanding-basic	44,555	38,392
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	6,967	15,437
Adjusted weighted-average shares of Class A stock outstanding-diluted	51,522	53,829
Adjusted earnings per diluted share	$0.57	$1.42

	Year Ended December 31,
	2022	2021
	(in thousands)
Net (loss) income	$(5,240)	$67,854
Interest expense, net	10,334	7,167
Income tax (benefit) expense	(17,801)	17,061
Depreciation and amortization	47,669	41,195
EBITDA	$34,962	$133,277
Adjustments:
Equity-based compensation (2)	16,591	12,994
Acquisition transaction costs and other expenses (3)	2,850	—
Certain severance, relocation and related costs (4)	9,775	277
Loss on extinguishment of debt (5)	—	675
Foreign currency transaction (gain) loss (6)	(3,232)	1,118
Tax receivable agreement liability adjustments (7)	3,987	1,590
One-time cloud based computing arrangement abandonment (8)	32,492	—
Adjusted EBITDA	$97,425	$149,931
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)Represents acquisition-related costs related to investment banking and due diligence fees.
(4)Represents certain severance, relocation and related costs. For the year ended December 31, 2022, includes charges related to residual one-time relocation and severance costs for U.S. warehouse personnel in connection with the opening of a warehouse and distribution facility in Buckeye, Arizona. For the year ended December 31, 2021, includes charges related to one-time relocation costs for U.S. warehouse personnel in connection with the new opening of a warehouse and distribution facility in Buckeye, Arizona and residual severance payments related to the global workforce reduction implemented in response to the COVID-19 pandemic.
(5)Represents write-off of unamortized debt financing fees for the year ended December 31, 2021.
(6)Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.

(7)Represents recognized adjustments to the tax receivable agreement liability.
(8)Represents abandoned cloud computing arrangement charge related to the enterprise resource planning project for the year ended December 31, 2022.
(9)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, this also includes the $11.0 million discrete benefit from the release of a valuation allowance on the outside basis deferred tax asset.

Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.
On September 17, 2021, the Company entered into a new credit agreement (the “New Credit Agreement”) providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the Company’s $235.0 million term loan facility (the "Former Term Loan Facility") and its $75.0 million revolving credit facility (the “Former Revolving Credit Facility” and together with the Former Term Loan Facility, the “Former Credit Facilities”). On July 29, 2022, the New Revolving Credit Facility was increased to $215.0 million and on February 28, 2023 the New Revolving Credit Facility was reduced to $180.0 million and thereafter will be reduced to $150.0 million on December 31, 2023. Currently, we are unable to draw on the New Revolving Credit Facility in amounts in excess of the amount outstanding under the New Revolving Credit Facility on the effective date of the Third Amendment until the end of the Waiver Period as defined herein. The New Credit Facilities are secured by substantially all assets of the borrowers under the New Credit Facilities and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
On November 25, 2022, the Company entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan"). The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse.
We are a holding company with no material assets, and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the New Credit Facilities, our subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including among others:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the FAH LLC Agreement or the Registration Rights Agreement; and
•the ability to make other distributions of up to $25.0 million during any period of four consecutive fiscal quarters as long as after giving pro forma effect to such distribution (i) no event of default then exists or would result therefrom and (ii) the Net Leverage Ratio (as defined in the New Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Net Leverage Ratio set forth in the financial covenant for the applicable fiscal quarter, provided that we do not have the ability to make such distributions during the Waiver Period.
We expect these limitations to continue in the future under the terms of our New Credit Agreement and that they may continue under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. These limitations are also more restrictive during the Waiver Period as described herein.
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

Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by operating activities	$(40,134)	$87,362
Net cash used in investing activities	(78,065)	(27,381)
Net cash provided by (used in) financing activities	54,639	(28,628)
Effect of exchange rates on cash and cash equivalents	(797)	(51)
Net change in cash and cash equivalents	$(64,357)	$31,302
Operating Activities. Our net cash (used in) provided by operating activities consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.
Net cash used in operating activities was $40.1 million for the year ended December 31, 2022, compared to net cash provided by operating activities of $87.4 million for the year ended December 31, 2021. Changes in net cash provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to changes in working capital, which decreased net cash provided by operating activities by $51.8 million and were primarily due to decreases in accrued expenses and other liabilities, income taxes payable, increases in prepaid expenses and other assets, and a decrease in net income, excluding non-cash adjustments, driven primarily by a decrease in net income, of $86.4 million, $30.6 million, $11.0 million, and $75.7 million, respectively. These were partially offset by decreases in accounts receivable and inventory of $75.7 million and $25.0 million, respectively.
Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2022, net cash used in investing activities was $78.1 million, which was used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines and warehouse equipment for the U.S. consolidated warehouse and distribution center. In addition, we used $14.0 million in net cash for the acquisition of Mondo Collectibles LLC (f/k/a Mondo Tees Buyer, LLC) and $5.5 million in net cash to purchase the remaining membership interests in TokenWave, LLC.
For the year ended December 31, 2021, net cash used in investing activities was $27.4 million and was used for the purchase of property and equipment, primarily related to tooling and molds used for the expansion of product lines.
Financing Activities. Our financing activities primarily consist of proceeds from stock issuances, the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to members and the payment of contingent consideration.
For the year ended December 31, 2022, net cash provided by financing activities was $54.6 million, primarily related to proceeds from net borrowings on the New Revolving Line of Credit of $70.0 million and proceeds of $20.0 million from the Equipment Finance Loan, offset by payments under the Tax Receivable Agreement of $7.7 million, distributions to the Continuing Equity Owners of $10.7 million, and net payments on the Term Loan Facility of $18.0 million.

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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or, after the end of the Waiver Period cash available under our Revolving Credit Facility will be sufficient to meet our future needs. In particular, though we were in compliance with the financial and other covenants under the New Credit Agreement as of December 31, 2022, subsequent to such date, our projections indicated that we would be unable to maintain compliance with such financial covenants as of March 31, 2023. As a result, on February 28, 2023, we entered into an amendment to the New Credit Agreement (the "Third Amendment") to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ended March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment. We cannot assure you that we will be able to maintain compliance with our financial covenants as amended after the Waiver Period, or that we will be able to further amend the New Credit Agreement should similar circumstances arise in the future.
If our operating results fail to improve or if we are otherwise unable to maintain compliance with the financial or other covenants under the New Credit Agreement, our lenders could, among other things, continue to refuse to permit any additional borrowings under the New Revolving Credit Facility, terminate all outstanding commitments thereunder and accelerate all outstanding borrowings and other obligations, which would require us to seek additional financing. Even in the absence of such event, if we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient after the Waiver Period, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all, particularly during the Waiver Period.
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
Subject to the interest rates during the Waiver Period as described above, loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following July 29, 2022. Each of Term SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0.00% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
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
These limitations are also more restrictive during the Waiver Period as described herein. In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis) other than during the Waiver Period. The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending December 31, 2022 are 2.50:1.00 and 1.25:1.00, respectively, and such ratios will apply again commencing after the Waiver Period for the fiscal quarter ended March 31, 2024.
As of December 31, 2022 and 2021, we were in compliance with all covenants with the New Credit Facilities. Subsequent to the Third Amendment, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen, such as due to the COVID-19 pandemic or international conflict, and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.

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
As of December 31, 2022, we had $19.2 million of cash and cash equivalents and $111.8 million of working capital, compared with $83.6 million of cash and cash equivalents and $167.6 million of working capital as of December 31, 2021. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.

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
Additional future liquidity needs may include tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including future warehouse management system (WMS), additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the TRA Parties will be significant. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
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
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2022, we recorded a prepaid asset of $13.0 million, net of a reserve of $0.8 million. As of December 31, 2021, we recorded a prepaid asset of $4.7 million, net of a reserve of $0.7 million.
We record a royalty liability as revenues are recognized based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2022 and 2021, were $213.1 million and $161.6 million, respectively.

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
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.
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
Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement ("Tax Receivable Agreement Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related Tax Receivable Agreement Payments. Therefore, we only recognize a liability for Tax Receivable Agreement Payments if we determine that it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected revenue growth, and operating margins, among others.

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
During years ended December 31, 2022 and 2021, the Company acquired an aggregate of 6.5 million and 3.9 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2022 and 2021, the Company recognized an increase to its net deferred tax assets in the amount of $30.6 million and $17.2 million, respectively, and corresponding Tax Receivable Agreement liabilities of $30.0 million and $20.7 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners. In addition, during the year ended December 31, 2022 and 2021, the Company recognized $4.0 million and $1.6 million, respectively of expenses in other expense, net on our consolidated statements of operations related to remeasurement adjustments of Tax Receivable Agreement liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Credit Facilities include the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2022, we had $225.8 million of variable rate debt outstanding under our Credit Facilities, consisting of $155.8 million outstanding under the Term Loan Facility (net of unamortized discount of $1.7 million) in outstanding variable rate borrowings. We had $70.0 million outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2022, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.6 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Foreign Currency Risk. We sell directly to certain of our customers in Europe, the Middle East and Africa through our subsidiary, Funko UK, Ltd. While currently our inventory purchases for Funko UK, Ltd. are in U.S. dollars, their product sales are primarily in British pounds and euros. Funko UK, Ltd. also incurs a portion of its operating expenses in British pounds. In addition, we have another international subsidiary in Hong Kong that primarily incur operating expenses in local currency and use the local currency as each subsidiary's functional currency. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the British pound and euro. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time. As we grow our operations, our exposure to foreign currency risk could become more significant.
Impact of Inflation. Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We have experienced and anticipate experiencing inflationary pressures on the inbound shipping and product costs which we have partially mitigated through price increases of certain products. We also anticipate inflationary pressures on goods and services we obtain for general operations. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Funko, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of deferred tax assets related to the Company’s investment in Funko Acquisition Holdings, L.L.C.

Description of the Matter	As discussed in Note 12 of the consolidated financial statements, the noncontrolling interest holders of Funko Acquisition Holdings, L.L.C. (“LLC”) may redeem their equity interests in Funko Acquisition Holdings LLC (“LLC interests”) for shares of the Company’s Class A common stock as part of the Tax Receivable Agreement (“TRA”). For income tax purposes, these redemptions are treated as direct purchases of LLC equity and are recorded at their fair market value upon the date of the redemption. The resulting incremental tax basis in excess of the book basis arising from a redemption represents a deductible temporary difference for which a deferred tax asset is recorded. At December 31, 2022, the Company’s total deferred tax asset related to the basis difference in its investment in LLC was $26.9 million. The basis difference in the Company’s investment in LLC changes through redemptions of LLC interests and other qualifying transactions.

Auditing management’s accounting for the additional outside basis adjustments arising as a result of TRA exchanges is especially complex and challenging. It requires the Company’s accounting to timely identify all historical basis differences and subsequent adjustments related to the redemptions, described above, and the related TRA payments to the LLC holders.

How We Addressed the Matter in Our Audit	To test the completeness and accuracy of the deferred tax asset related to the basis difference in the investment in the LLC, we performed audit procedures that included, among others, testing redemptions of LLC interests on a sample basis by inspection of redemption notices, and obtaining external confirmation of the Company’s shares issued and outstanding with the stock transfer agent. Further, to test the measurement of the deferred tax asset, for a selection of redemptions, we recalculated the change in tax basis resulting from the redemptions, including the determination of fair value and validating the Company’s underlying assumptions used in the calculation have not changed outside of expectations. We also evaluated the Company’s disclosures included in Note 12 to the consolidated financial statements in relation to these matters.

Measurement of the Tax Receivable Agreement Liability

Description of the Matter
As discussed in Note 13 of the consolidated financial statements, the Company has a Tax Receivable Agreement which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 31, 2022, the Company’s liability due to the holders of the LLC interests under the TRA (“TRA liability”) was $109.2 million.
Auditing management’s accounting for the additional outside basis adjustments arising as a result of TRA exchanges is especially complex and challenging. It requires the Company’s accounting to timely identify all historical basis differences and subsequent adjustments related to the redemptions, described above, and the related TRA payments.

How We Addressed the Matter in Our Audit	To test the measurement of the Company’s TRA liability, our audit procedures included, among others, testing the calculation of the outside basis adjustments as a result of redemptions and TRA payments, which give rise to the TRA liability. We recalculated the Company’s share of the tax basis in the net assets of Funko Acquisition Holdings, L.L.C. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits related to the redemptions discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with forecasted financial information prepared by the Company, ensuring this information is consistent with forecasts used for internal and external reporting. We recalculated the TRA liability and compared the calculation to the terms set out in the TRA. We tested the classification of the TRA liability between current and non-current assets is appropriate, based upon the expected TRA payments within 12 months of the balance sheet date. We also evaluated the Company’s disclosures included in Note 13 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Seattle, Washington
March 1, 2023

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Net sales	$1,322,706	$1,029,293	$652,537
Cost of sales (exclusive of depreciation and amortization shown separately below)	888,685	648,302	403,392
Selling, general, and administrative expenses	398,272	244,331	181,234
Depreciation and amortization	47,669	41,195	44,368
Total operating expenses	1,334,626	933,828	628,994
(Loss) income from operations	(11,920)	95,465	23,543
Interest expense, net	10,334	7,167	10,712
Loss on extinguishment of debt	—	675	—
Other expense, net	787	2,708	1,043
(Loss) income before income taxes	(23,041)	84,915	11,788
Income tax (benefit) expense	(17,801)	17,061	2,025
Net (loss) income	(5,240)	67,854	9,763
Less: net income attributable to non-controlling interests	2,795	23,954	5,802
Net (loss) income attributable to Funko, Inc.	$(8,035)	$43,900	$3,961

(Loss) earnings per share of Class A common stock:
Basic	$(0.18)	$1.14	$0.11
Diluted	$(0.18)	$1.08	$0.11
Weighted average shares of Class A common stock outstanding:
Basic	44,555	38,392	35,271
Diluted	44,555	40,611	35,770
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(5,240)	$67,854	$9,763
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $1,169, $163 and $(274) for the years ended December 31, 2022, 2021 and 2020, respectively	(4,695)	(683)	1,415
Reclassification of foreign currency translation gain into net (loss) income	—	(96)	—
Comprehensive (loss) income	(9,935)	67,075	11,178
Less: Comprehensive income attributable to non-controlling interests	1,781	23,815	6,290
Comprehensive (loss) income attributable to Funko, Inc.	$(11,716)	$43,260	$4,888
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$19,200	$83,557
Accounts receivable, net	167,895	187,688
Inventory	246,429	166,428
Prepaid expenses and other current assets	39,648	14,925
Total current assets	473,172	452,598
Property and equipment, net	102,232	58,828
Operating lease right-of-use assets	71,072	53,466
Goodwill	131,380	126,651
Intangible assets, net	181,284	189,619
Deferred tax asset	123,893	74,412
Other assets	8,112	11,929
Total assets	$1,091,145	$967,503
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$70,000	$—
Current portion long-term debt, net of unamortized discount	22,041	17,395
Current portion of operating lease liabilities	18,904	14,959
Accounts payable	67,651	57,238
Income taxes payable	871	15,994
Accrued royalties	69,098	58,158
Accrued expenses and other current liabilities	112,832	121,267
Total current liabilities	361,397	285,011
Long-term debt, net of unamortized discount	153,778	155,818
Operating lease liabilities, net of current portion	82,356	50,459
Deferred tax liability	382	648
Liabilities under tax receivable agreement, net of current portion	99,620	75,523
Other long-term liabilities	3,923	3,486
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 47,192 shares and 40,088 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 3,293 shares and 10,691 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	1
Additional paid-in-capital	310,807	252,505
Accumulated other comprehensive (loss) income	(2,603)	1,078
Retained earnings	60,015	68,050
Total stockholders' equity attributable to Funko, Inc.	368,224	321,638
Non-controlling interests	21,465	74,920
Total stockholders' equity	389,689	396,558
Total liabilities and stockholders' equity	$1,091,145	$967,503
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Period ended December 31, 2019	34,918	$3	14,515	$1	$204,174	$791	$20,442	$79,733	$305,144
Distribution to continuing equity owners	—	—	—	—	—	—	—	(3,576)	(3,576)
Equity-based compensation	—	—	—	—	10,116	—	—	—	10,116
Activity under equity-based compensation plans	226	—	—	—	118	—	—	—	118
Shares issued for purchase consideration	127	—	—	—	2,221	—	—	—	2,221
Cumulative translation adjustment, net of tax	—	—	—	—	—	927	—	488	1,415
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(536)	—	—	—	(536)
Redemption of common units of FAH, LLC	513	1	(475)	—	2,269	—	—	(2,269)	1
Net income	—	—	—	—	—	—	3,961	5,802	9,763
Period ended December 31, 2020	35,657	$4	14,040	$1	$216,141	$1,718	$24,403	$80,178	$322,445
Distribution to continuing equity owners	—	—	—	—	—	—	—	(9,277)	(9,277)
Equity-based compensation	—	—		—	12,994	—	—	—	12,994
Activity under equity-based compensation plans	554	—		—	5,956	—	—	—	5,956
Cumulative translation adjustment, net of tax	—	—	—	—	—	(544)	—	(139)	(683)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(3,532)	—	—	—	(3,532)
Redemption of common units of FAH, LLC	3,877	—	(3,349)	—	20,746	—	—	(20,746)	—
Net income	—	—	—	—	—	—	43,900	23,954	67,854
Period ended December 31, 2021	40,088	$4	10,691	$1	$252,505	$1,078	$68,050	$74,920	$396,558
Distribution to continuing equity owners	—	—	—	—	—	—	—	(10,709)	(10,709)
Equity-based compensation	—	—	—	—	16,591	—	—	—	16,591
Activity under equity-based compensation plans	533	—	—	—	1,936	—	—	—	1,936
Acquisition of non-controlling interest of TokenWave, LLC	71	—	—	—	(4,781)	—	—	(732)	(5,513)
Cumulative translation adjustment, net of tax	—	—	—	—	—	(3,681)	—	(1,014)	(4,695)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	761	—	—	—	761
Recapitalization of common units of FAH, LLC	—	—	(910)	—	5,873			(5,873)	—
Redemption of common units of FAH, LLC	6,500	1	(6,488)	(1)	37,922	—	—	(37,922)	—
Net (loss) income	—	—	—	—	—	—	(8,035)	2,795	(5,240)
Period ended December 31, 2022	47,192	$5	3,293	$—	$310,807	$(2,603)	$60,015	$21,465	$389,689
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating Activities
Net (loss) income	$(5,240)	$67,854	$9,763
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other	47,919	40,056	46,742
Equity-based compensation	16,591	12,994	10,116
Amortization of debt issuance costs and debt discounts	902	1,118	1,352
Loss on debt extinguishment	—	675	—
Deferred tax expense (benefit)	(17,414)	(361)	3,323
Other	5,244	1,403	1,952
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	19,075	(56,648)	20,077
Inventory	(82,214)	(107,166)	2,845
Prepaid expenses and other assets	(7,263)	3,700	12,273
Accounts payable	11,043	26,933	(13,303)
Income taxes payable	(15,018)	15,585	(209)
Accrued royalties	9,082	17,633	5,906
Accrued expenses and other liabilities	(22,841)	63,586	7,902
Net cash (used in) provided by operating activities	(40,134)	87,362	108,739

Investing Activities
Purchase of property and equipment	(59,148)	(27,759)	(18,482)
Acquisitions, net of cash	(19,479)	199	—
Other	562	179	—
Net cash used in investing activities	(78,065)	(27,381)	(18,482)

Financing Activities
Borrowings on line of credit	120,000	—	28,267
Payments on line of credit	(50,000)	—	(55,103)
Debt issuance costs	(405)	(1,055)	(569)
Proceeds from long-term debt, net	20,000	180,000	—
Payment of long-term debt	(18,000)	(198,375)	(26,438)
Contingent consideration	—	(2,000)	(1,500)
Distributions to continuing equity owners	(10,710)	(9,277)	(3,575)
Payments under tax receivable agreement	(7,718)	(1,715)	(4,639)
Proceeds from exercise of equity-based options	1,472	3,794	219
Net cash provided by (used in) financing activities	54,639	(28,628)	(63,338)

Effect of exchange rates on cash and cash equivalents	(797)	(51)	107

Net change in cash and cash equivalents	(64,357)	31,302	27,026
Cash and cash equivalents at beginning of period	83,557	52,255	25,229
Cash and cash equivalents at end of period	$19,200	$83,557	$52,255

Supplemental Cash Flow Information
Cash paid for interest	$8,856	$5,679	$9,089
Income tax payments	22,363	1,462	4,167
Establishment of liabilities under tax receivable agreement	30,034	20,691	1,000
Issuance of equity instruments for acquisitions	1,487	—	—
Tenant allowance	17,236	—	269
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
The Company was formed as a Delaware corporation on April 21, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its Class A common stock and related transactions in order to carry on the business of Funko Acquisition Holdings, L.L.C. (“FAH, LLC”) and its subsidiaries. FAH, LLC owns 100% of Funko Holdings LLC ("FHL") and FHL owns 100% of Funko, LLC, a limited liability company formed in the state of Washington, which is its operating entity. The Company is a leading pop culture consumer products company that designs, sources, and distributes licensed pop culture products. The Company is headquartered in Everett, Washington.
Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business, as the sole managing member. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its consolidated financial statements representing the FAH, LLC interests held by certain holders of common units in FAH, LLC (the "Continuing Equity Owners").
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
Cash Equivalents
Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These transactions typically settle in less than 5 days and were $1.3 million and $1.5 million at December 31, 2022 and 2021, respectively.
Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. The Company monitors the financial health of its customers and will take actions to mitigate a customer's credit risk if a negative financial forecast is expected. As of December 31, 2022 and 2021, the balance of accounts receivable consisted of 11% and 18%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.
For the years ended December 31, 2022, 2021 and 2020, there was no individual customer that generated net sales over 10%.
For the year ended December 31, 2022, 13% of sales were related to the largest license agreement with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2021, 26% of sales were related to the Company’s two largest license agreements (13% each) with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2020, 12% and 11% of sales were related to the Company’s two largest license agreements with no other license agreements accounting for more than 10% of sales.

The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.
Inventory
Inventory consists primarily of figures, plush, apparel, homewares, accessories, games, vinyl records and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. The Company maintains reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $16.9 million and $4.7 million as of December 31, 2022 and 2021, respectively.
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
The Company monitors long-lived assets for impairment indicators on an ongoing basis in accordance with U.S. GAAP. If impairment indicators exist, the Company will perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of the Company's long-lived assets.
Other Assets
Other assets primarily comprise capitalized implementation costs from cloud computing arrangements, safeguarding assets and security deposits. The Company capitalizes eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and intends to recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement once the capitalized project is ready for intended use. Cloud computing arrangement costs, included in prepaid expenses and other current assets were $2.1 million and $1.4 million and other non-current assets were $3.0 million and $6.9 million as of December 31, 2022 and December 31, 2021, respectively. No amortization expense associated with the cloud computing arrangements was recorded in the years ended December 31, 2022, 2021, or 2020. The Company incurred an abandonment charge of $32.5 million during the year ended December 31, 2022, as it was determined the enterprise resource planning cloud computing arrangement was no longer feasible for its intended use. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities.
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
Royalties
We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2022, we recorded a prepaid asset of $13.0 million, net of a reserve of $0.8 million. As of December 31, 2021, we recorded a prepaid asset of $4.7 million, net of a reserve of $0.7 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of income. Royalty expenses for the years ended December 31, 2022, 2021 and 2020, were $213.1 million, $161.6 million and $105.0 million, respectively.
Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2022, 2021 and 2020 were $26.7 million, $17.1 million, and $7.7 million, respectively.
The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of income because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.

Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations as incurred. Product design and development costs for the years ended December 31, 2022, 2021 and 2020, were $10.2 million, $6.8 million, and $5.1 million, respectively.
Foreign Currency
We have international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other expense, net on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded a $0.1 million gain, a nominal loss, and loss of $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The income tax effects related to the unrealized foreign currency component of other comprehensive (loss) income are reclassified to earnings only when the net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed.
Recently Adopted Accounting Standards
In March 2022, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. Funko, LLC through its wholly-owned subsidiary TokenWave, LLC, operates the Droppp.io platform, to facilitate the buying and selling of its NFTs. The Company has recorded a $11.3 million safeguarding asset and corresponding liability, recorded in other current assets and other current liabilities in the consolidated balance sheets, respectively, based on the fair value of the platform users' accounts at December 31, 2022. This asset (and liability) is remeasured at each reporting period. The Company has not incurred a loss related to its safeguarding of user accounts for the year ended December 31, 2022.
There were no other recently adopted accounting standards during the year ended December 31, 2022 that had a material effect on the financial statements.
3. Acquisitions
On March 26, 2021, the Company acquired a majority of the membership interests of TokenWave LLC, the developer of TokenHead, a mobile app and website for showcasing and tracking Non-Fungible Token (“NFT”) holdings. This transaction represented an opportunity to expand the Company’s product offerings into digital NFTs. The Company accounted for the acquisition as a business combination. The purchase consideration, fair value of the assets acquired and liabilities assumed, and acquisition related transaction costs were not material. On October 6, 2022, the Company acquired the remaining membership interests of TokenWave LLC, through a combination of cash and stock consideration, which was accounted for as an equity transaction.
On June 8, 2022, the Company acquired 100% of the membership interests in Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC) (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles. The Company accounted for the acquisition as a business combination. The preliminary purchase consideration consists of $14.0 million in cash. The Company is still in the process of completing the allocation of the purchase price to the fair value of the assets and liabilities acquired, and the difference between the estimated and final values could be material.
Goodwill of $5.1 million is calculated as the excess of the purchase price paid over the net assets acquired. The Company does not expect the goodwill as recognized, to be deductible for tax purposes. An intangible asset of $7.4 million, with a useful life of 10 years was recognized for the Mondo trade name.

The activity of Mondo as included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2022 was not material.
The following table shows the preliminary purchase price allocation for the Mondo consideration and any fair value adjustment made through December 31, 2022 (in thousands):

Assets (Liabilities) Acquired (Assumed) at Fair Value

Cash	$37
Accounts receivable	924
Inventory	2,648
Other current assets	2,593
Intangible assets	7,370
Goodwill	5,117
Current liabilities	(4,685)
Consideration transferred	$14,004
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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2022, 2021 and 2020.
The following table presents the balances of goodwill as of 2022 and 2021 (in thousands):

Goodwill
Balance as of January 1, 2021	$125,061
Acquisition	1,662
Foreign currency remeasurement	(72)
Balance as of December 31, 2021	$126,651
Acquisition	5,117
Foreign currency remeasurement	(388)
Balance as of December 31, 2022	$131,380
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

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer, licensor and supplier relationships, trade names, and noncompetition agreements. These are definite-lived assets and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. As of December 31, 2022 and 2021, there were also $0.1 million in indefinite-lived assets not subject to amortization but tested for impairment. There were $0.2 million impairment charges relating to indefinite-lived intangible assets recorded in the years ended December 31, 2022 and no impairment charges were recorded in the years ended December 31, 2021 and 2020.
The following table provides the details of identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2022			December 31, 2021
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$115,331	$(41,897)	$73,434	$115,331	$(36,060)	$79,271
Trade names	10 - 20	90,728	(30,622)	60,106	83,358	(25,985)	57,373
Customer relationships	3 - 20	71,278	(28,520)	42,758	71,699	(24,912)	46,787
Licensor relationships	10 - 20	10,991	(6,145)	4,846	11,276	(5,186)	6,090
Noncompetition agreements	3	290	(290)	—	290	(278)	12
Total		$288,618	$(107,474)	$181,144	$281,954	$(92,421)	$189,533
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $15.4 million, $16.2 million, and $16.0 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2022 was as follows (in thousands):

Amortization
2023	$15,531
2024	15,511
2025	15,511
2026	15,511
2027	14,362
Thereafter	104,718
Total	$181,144

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

In addition to the general portion of the allowance for doubtful accounts, certain doubtful accounts are evaluated for a specific reserve. These accounts generally include significantly past due or other factors known where a substantial portion or all of the balance is deemed to be uncollectible. Receivables are written-off when all reasonable collection efforts have been exhausted and it is probable the balance will not be collected.
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$175,484	$190,844
Less: Allowance for doubtful accounts	(7,589)	(3,156)
Accounts receivable, net	$167,895	$187,688
Accounts receivable includes a $1.5 million and $0.8 million tenant improvement receivable from a lessor as of December 31, 2022 and 2021. In addition, accounts receivable as of December 31, 2022 and 2021 includes an income tax receivable of $7.8 million and $0.3 million. The remaining balance is customer receivables. Bad debt expense was $6.1 million, $0.9 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Activity in our allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2022	2021
Allowance for doubtful accounts - beginning	$3,156	$3,580
Charged to costs	6,127	895
Write offs	(1,694)	(1,319)
Allowance for doubtful accounts - ending	$7,589	$3,156

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid deposits for inventory and molds	$2,500	$1,111
Prepaid royalties, net	12,985	4,746
Crypto asset safeguarding asset	11,271	—
Other prepaid expenses and current assets	12,892	9,068
Prepaid expenses and other current assets	$39,648	$14,925

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Tooling and molds	$145,021	$119,915
Leasehold improvements	68,160	44,112
Computer equipment, software and other	15,315	13,007
Furniture, fixtures and warehouse equipment	24,714	12,177
Construction in progress	7,348	7,194
	$260,558	$196,405
Less: Accumulated depreciation	(158,326)	(137,577)
Property and equipment, net	$102,232	$58,828
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $32.2 million, $25.0 million, and $28.3 million, respectively.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and compensation	$25,146	$23,439
Accrued shipping & freight costs	21,698	42,649
Accrued sales taxes	1,377	1,978
Current liabilities under tax receivable agreement	9,567	7,362
Crypto asset safeguarding liability	11,271	—
Other current liabilities	43,773	45,839
Accrued liabilities and other current liabilities	$112,832	$121,267

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
Cash equivalents. As of December 31, 2022 and 2021, cash equivalents included $0.5 million and $56.9 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Crypto asset safeguarding liability and corresponding asset. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market the Company determines to be the principal market at the balance sheet date. As of December 31, 2022, the estimated fair value of the crypto asset safeguarding liability and corresponding asset was $11.3 million, classified at Level 1 within the fair value hierarchy.

Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2022 and 2021, was approximately $177.5 million and $175.5 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2022 and 2021, were $175.8 million and $173.2 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company's standalone credit risk.
10. Debt
Debt consists of the following (in thousands):

	December 31,
	2022	2021
Revolving Credit Facility	$70,000	$—

Term Loan Facility	157,500	175,500
Equipment Finance Loan	20,000	—
Debt issuance costs	(1,681)	(2,287)
Total term debt	175,819	173,213
Less: current portion	22,041	17,395
Long-term debt, net	$153,778	$155,818
Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Term Facilities
2023	$22,581
2024	22,850
2025	23,134
2026	108,935
Total	$177,500
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

Loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) SOFR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of Term SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of December 31, 2022 and 2021, the Company was in compliance with all of the covenants in its New Credit Agreement.
At December 31, 2022 and 2021, the Company had $157.5 million and $175.5 million of borrowings outstanding under the New Term Loan Facility, respectively, and $70.0 million and no outstanding borrowings under the New Revolving Credit Facility, respectively. Outstanding borrowings under the New Revolving Credit Facility at December 31, 2022 are due within 30 days of each draw. At December 31, 2022 and 2021, the Company had $145.0 million and $100.0 million available under the New Revolving Credit Facility and Former Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of December 31, 2022 and 2021.
Subsequent to December 31, 2022, our projections indicated that we would be unable to maintain compliance with the financial covenants under the New Credit Agreement as of March 31, 2023 and, on February 28, 2023, we entered into a further amendment (the “Third Amendment”) to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (each as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ended March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment. As of February 28, 2023, the Company had $157.5 million and $141.0 million in borrowings outstanding under the New Term Loan Facility and New Revolving Credit Facility, respectively.

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
As amended, loans under the Credit Facilities bore interest, at the Credit Agreement Parties' option, at either the Euro-Rate (as defined in the Credit Agreement), or in the case of swing loans, the Swing Rate (as defined in the Credit Agreement), plus 3.00% or the Base Rate (as defined in the Credit Agreement) plus 2.00%, with 0.25% step-downs based on the achievement of certain leverage ratios. The Euro-Rate was subject to a 1.00% floor and for loans based on the Euro-Rate, interest payments were due at the end of each applicable interest period.
The Former Credit Facilities were secured by substantially all of the assets of FAH, LLC and its material domestic subsidiaries, subject to customary exceptions.
In September 2021, all of the outstanding aggregate principal balance and accrued interest of $180.1 million on the Credit Agreement Parties' Former Term Loan Facility was repaid, and the Credit Agreement Parties recorded a $0.7 million loss on debt extinguishment as a result of the write-off of unamortized deferred financing fees.
Equipment Finance Loan
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The loan is to be repaid in 48 monthly equal installments starting January 15, 2023 utilizing an annual fixed interest rate of 5.71%.
The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse.
At December 31, 2022, the Company had $20.0 million outstanding under the Equipment Finance Loan.
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

Some operating leases also contain the option to renew for five years periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense, included in selling, general and administrative expenses on the consolidated statements of operations, was $24.5 million, $16.5 million and $15.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During the years ended December 31, 2022 and 2021, operating cash outflows relating to operating lease liabilities was $16.0 million and $14.4 million, respectively and operating lease right-of-use assets obtained in exchange for new operating lease obligations was $54.1 million, net of lease incentives obtained of $17.2 million and $4.0 million, with no lease incentives obtained, respectively. As of December 31, 2022 and 2021, the Company’s operating leases had a weighted-average remaining term of 7.4 years and 7.0 years, respectively and weighted-average discount rates of 5.76% and 6.22%, respectively. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.
During the year ended December 31, 2020, the Company recognized an impairment loss of $1.4 million related to the right of use lease asset in Bath, England. The related lease liability was remeasured and reduced by $0.9 million. The lease agreement was terminated in December 2021.
In January 2020, the Company entered into a non-cancellable operating sub-lease for office space expiring in 2024. Rental income recognized for the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.3 million and $0.3 million, respectively, included as a reduction of selling, general and administrative expenses on the consolidated statements of operations.
The future payments on the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$19,510
2024	17,678
2025	16,742
2026	17,053
2027	12,572
Thereafter	41,644
Total lease payments	125,199
Less: imputed interest	(23,939)
Total	$101,260

12. Income Taxes
(Loss) income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(39,077)	$72,758	$4,149
Foreign	16,036	12,157	7,639
(Loss) income before income taxes	$(23,041)	$84,915	$11,788
Income Tax Expense (Benefit)
Funko, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from FAH, LLC based upon Funko, Inc.’s economic interest held in FAH, LLC. FAH, LLC is treated as a pass-through partnership for income tax reporting purposes. FAH, LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of FAH, LLC’s pass-through taxable income (loss).
The components of the Company’s income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$(4,766)	$12,894	$(3,030)
State and local	1,629	1,825	59
Foreign	2,750	2,703	1,673
Current income taxes	$(387)	$17,422	$(1,298)
Deferred income taxes:
Federal	$(11,227)	$(185)	$2,585
State and local	(5,945)	(18)	206
Foreign	(242)	(158)	532
Deferred income taxes	(17,414)	(361)	3,323
Income tax (benefit) expense	$(17,801)	$17,061	$2,025
A reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	20.2	1.7	2.5
Foreign taxes	(9.9)	2.5	18.7
Foreign tax credit	11.7	—	(9.3)
Non-deductible expenses	(2.1)	(1.1)	1.6
Change in valuation allowance	47.2	2.3	5.4
Non-controlling interest	2.6	(6.0)	(12.7)
Share-based compensation	(19.8)	0.1	5.1
Return to provision	4.9	1.5	(15.1)
Other, net	1.5	(1.9)	—
Income tax (benefit) expense	77.3%	20.1%	17.2%
The Company’s annual effective tax rate in 2022 is different than the statutory rate of 21% primarily due to a partial release of the valuation allowance, the limitation of future share based compensation pursuant to Section 162(m) of the Internal Revenue Code (the "Code"), and the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. The Company's annual effective tax rate for 2021 and 2020 was less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.

Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Investment in partnership	$93,923	$64,335
Tax Receivable Agreement liability	26,860	19,105
Stock-based compensation	5,402	6,197
Foreign Tax Credit	834	—
Other carryforwards	826	—
Gross deferred tax assets	127,845	89,637
Valuation allowance	(3,952)	(14,829)
Deferred tax assets, net of valuation allowance	123,893	74,808
Deferred tax liabilities:
Property and equipment	(382)	(701)
Other	—	(343)
Gross deferred tax liabilities	(382)	(1,044)
Net deferred tax assets	$123,511	$73,764
The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2022 and 2021, the Company recognized a deferred tax asset of $93.9 million and $64.3 million, respectively, associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2022 and 2021, the Company has a valuation allowance in the amount of $4.0 million and $14.8 million, respectively, against the deferred tax asset. The Company released $11.0 million valuation allowance during the year ended December 31, 2022, related to a discrete benefit on the outside basis deferred tax asset.
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
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at January 1	$—	$490	$490
Decreases for positions taken in current year	—	(490)	—
Unrecognized tax benefits at December 31	$—	$—	$490
Of the $0.5 million of unrecognized tax benefits as of December 31, 2020, $0.2 million would impact the effective tax rate if recognized.
Interest and penalties related to income tax matters are classified as a component of income tax expense (benefit). As of December 31, 2022, and 2021, we have not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.

Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2018 and subject to examination for all foreign income tax returns for fiscal 2022 and 2021. There was an open tax examination with the California Franchise Tax Board for the tax year 2019 at December 31, 2022. There were no open tax examinations at December 31, 2021.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners and certain transferees of the Continuing Equity Owners that have been joined as parties to the Tax Receivable Agreement (such parties, "TRA Parties") that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 13, Liabilities under Tax Receivable Agreement.
13. Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the TRA Parties that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. FAH, LLC will have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the TRA Parties maintaining a continued ownership interest in FAH, LLC. In general, the TRA Parties’ rights under the Tax Receivable Agreement are assignable, including to transferees of common units in FAH, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in FAH, LLC). The Company expects to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.
The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2022 and 2021, the Company acquired an aggregate of 6.5 million and 3.9 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2022 and 2021, the Company recognized an increase to its net deferred tax assets in the amount of $30.6 million and $17.2 million, respectively, and corresponding Tax Receivable Agreement liabilities, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units, after concluding it was probable that such Tax Receivable Agreement payments would be paid in the future based on our estimate of future taxable income. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability during the years ended December 31, 2022, 2021 and 2020, as we concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$82,884	$62,318	$65,816
Additional liabilities for exchanges	30,034	20,691	1,000
Adjustment to remeasurement of liabilities	3,987	1,590	87
Payments under tax receivable agreement	(7,718)	(1,715)	(4,585)
Ending balance	$109,187	$82,884	$62,318
The future payments on the Company’s tax receivable agreement liabilities as of December 31, 2022 are expected to be (in thousands):

2023	$9,567
2024	6,532
2025	6,651
2026	6,806
2027	6,978
Thereafter	72,653
Total	$109,187
14. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. The Company is expected to incur $112.3 million in minimum guaranteed royalty payments under licensing arrangements, including $33.8 million in 2023, $42.3 million in 2024 and $36.2 million in 2025.
Employment Agreements
The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board, and up to one year’s severance pay beyond termination date.
Debt
The Company has entered into a New Credit Facility which includes a term loan facility and a revolving credit facility. The Company has also entered into an Equipment Finance Loan. See Note 10, Debt.
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

Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the TRA Parties that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 13, Liabilities under Tax Receivable Agreement.
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
The consolidated complaint added Section 10(b) and 20(a) claims based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as well as claims under Section 20A of the Exchange Act. All defendants moved to dismiss the consolidated action, and the Court granted all defendants’ motions to dismiss the Ferreira action on February 25, 2021, allowing the lead plaintiffs leave to amend the complaint. Lead plaintiffs filed an amended complaint on March 29, 2021, and all defendants moved to dismiss. On October 25, 2021, the Court issued an order granting defendants’ motion in part and denying the motion in part. On May 3, 2022, the parties agreed in principle to settle the litigation. The Court granted preliminary approval of the settlement on July 17, 2022, and granted final approval on November 7, 2022. The cost of settlement was paid by the Company’s director and officer liability insurance.
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. The Company’s response to the complaints in both the consolidated action and Smith v. Mariotti are scheduled to be submitted on March 10, 2023.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery, captioned Fletcher, et al. v. Mariotti. That complaint also asserts claims arising out of same issues and events as the Silverberg litigation and the derivative actions pending in the Central District of California.

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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. The Company moved twice, and the Court twice granted the Company's motions to dismiss, the second time with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition, and the case was remanded to the Superior Court for further proceedings. The Company filed its answer on September 19, 2022 and discovery is currently ongoing.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The Company must respond to the Compliant in the federal action, now captioned Berkelhammer v. Funko, Inc. et al., by March 13, 2023.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss. Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application is expected to be completed on March 10, 2023.
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
The following table presents summarized product information as a percent of sales:

	Year ended December 31,
	2022	2021	2020
Core Collectibles	75.5%	79.8%	80.8%
Loungefly Branded Products	19.1%	14.7%	14.7%
Other	5.4%	5.6%	4.5%

The following tables present summarized geographical information (in thousands):

	Year ended December 31,
	2022	2021	2020
Net sales:
United States	$966,748	$743,846	$488,823
Europe	262,602	214,732	111,997
Other International	93,356	70,715	51,717
Total net sales	$1,322,706	$1,029,293	$652,537

	December 31,
	2022	2021
Long-lived assets:
United States	$131,549	$81,022
Vietnam and China	28,811	16,701
United Kingdom	21,056	26,500
Total long-lived assets	$181,416	$124,223

16. Related Party Transactions
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. and an executive officer. For the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $1.6 million, $0.8 million and $2.0 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2022 and 2021, accounts receivable from Forbidden Planet were $0.2 million and $0.4 million on the consolidated balance sheets, respectively.
In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom remains an employee of the Company. In 2022, the Company leased another space with the same landlord. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.3 million, $0.3 million and $0.2 million, of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.
17. Employee Benefit Plans
We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. The Company’s employer matching contributions were $3.0 million, $1.8 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The Amended and Restated Certificate of Incorporation and the FAH LLC Agreement requires FAH, LLC and the Company to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of common units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of common units owned by the Continuing Equity Owners (other than common units issuable upon the exercise of options and common units that are subject to time-based vesting requirements (the “Excluded Common Units”)). The Company may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the number of common units of FAH, LLC held by the Continuing Equity Owners (other than the Excluded Common Units) and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of common units of FAH, LLC. Only permitted transferees of common units held by the Continuing Equity Owners will be permitted transferees of Class B common stock.
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
On May 3, 2022, the Company entered into a common unit subscription agreement with FAH, LLC pursuant to which the Company purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by the Company and the number of outstanding shares of Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of Class B common stock were cancelled.
Equity-Based Compensation
Funko, Inc. 2017 Incentive Award Plan. On October 23, 2017, the Company adopted the Funko, Inc. 2017 Incentive Award Plan (the “2017 Plan”). The Company reserved a total of 5,518,518 shares of Class A common stock for issuance pursuant to the 2017 Plan.

Funko, Inc. 2019 Incentive Award Plan. Effective April 18, 2019, the Company adopted the Funko, Inc. 2019 Incentive Award Plan (the "2019 Plan"). We have also reserved for issuance an aggregate number of shares under the 2019 Plan equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Total shares reserved for issuance under the 2019 plan was 4,111,526 as of December 31, 2022.
The number of unissued common shares reserved for future grants under the 2017 Plan and 2019 Plan was 104,984 and 1,024,800, respectively as of December 31, 2022.
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2021	3,242	$14.54	$15,973	7.61
Granted	991	18.25	—
Exercised	(120)	12.33	1,042
Forfeited	(253)	16.99	905
Outstanding at December 31, 2022	3,860	15.40	3,455	7.21
Options exercisable at December 31, 2022	2,314	$14.23	$2,239	6.20
Stock options awarded to employees under the 2017 Plan and 2019 Plan are generally granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms.
A summary of restricted stock unit activity for the year ended December 31, 2022 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2021	2,141	$14.18	2.22
Granted	1,143	18.77
Vested	(413)	9.39
Forfeited	(152)	14.54
Unvested at December 31, 2022	2,719	$16.82	2.86
A summary of performance stock unit activity for the year ended December 31, 2022 is as follows:

	Funko, Inc. Performance Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2021	—	$—	0.00
Granted	67	17.09
Unvested at December 31, 2022	67	$17.09	2.00
Performance stock units achievement is at the discretion of the Compensation Committee of the Board of Directors. The number of units subject to future vesting is based on annual Company achieved factors, such as Net Sales and Adjusted EBITDA Margin. Unvested units are expected to vest at the determination date of December 31, 2024. Achievement is estimated at 100% of the units granted as of December 31, 2022.

Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.
A summary of FAH, LLC stock option activity for the year ended December 31, 2022 is as follows:

	FAH, LLC Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2021	228	$0.05	$4,278	1.41
Exercised	(67)	0.05	1,166
Cancelled	(15)	—
Outstanding at December 31, 2022	146	0.05	1,590	0.41
Options exercisable at December 31, 2022	146	$0.05	$1,590	0.41
The following table presents information on stock option exercises (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash received for exercise price	$1,472	$3,794	$219
Intrinsic value	1,042	2,543	957
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
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future
For each of the options granted under the 2017 Plan and 2019 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2022	2021	2020
Expected term (years)	6.05	6.06	6.05
Expected volatility	63.6%	48.6%	45.6%
Risk-free interest rate	2.2%	1.0%	0.5%
Dividend yield	—%	—%	—%
The weighted-average fair value of stock options granted for the years ended December 31, 2022, 2021 and 2020 was $10.85, $9.26, and $1.90 per share, respectively.
Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statements of operations. Equity-based compensation for the years ended December 31, 2022, 2021 and 2020 was $16.6 million, $13.0 million and $10.1 million, respectively.
As of December 31, 2022, there was $37.0 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 2.8 years.

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
Net (loss) income and comprehensive (loss) income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2022, 2021 and 2020, Funko, Inc. owned 47.2 million, 40.1 million and 35.7 million of FAH, LLC common units, respectively, representing a 91.6%, 77.3% and 69.5% economic ownership interest in FAH, LLC, respectively.
Net (loss) income and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $16.6 million, $13.0 million and $10.0 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2022, 2021 and 2020, respectively, and $20.5 million of income tax benefit, $14.3 million income tax expense and $0.4 million of income tax benefit for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2022, 2021 and 2020, respectively.

20. Earnings per Share
Basic and Diluted (Loss) Earnings per Share
Basic (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(5,240)	$67,854	$9,763
Less: net income attributable to non-controlling interests	2,795	23,954	5,802
Net (loss) income attributable to Funko, Inc. — basic	$(8,035)	$43,900	$3,961
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	—
Net (loss) income attributable to Funko, Inc. — diluted	$(8,035)	$43,900	$3,961
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	44,554,788	38,392,390	35,270,795
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	227,500	304,327
Add: Dilutive Funko, Inc. equity compensation awards	—	1,990,728	194,891
Weighted-average shares of Class A common stock outstanding — diluted	44,554,788	40,610,618	35,770,013
(Loss) earnings per share of Class A common stock — basic	$(0.18)	$1.14	$0.11
(Loss) earnings per share of Class A common stock — diluted	$(0.18)	$1.08	$0.11
For the years ended December 31, 2022, 2021 and December 31, 2020 an aggregate of 11.6 million, 14.7 million and 19.7 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted (loss) earnings per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2022, 2021 and 2020 anti-dilutive securities included 7.0 million, 13.2 million and 15.8 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of Class B common stock under the two-class method has not been presented.
21. Subsequent Event
Subsequent to the year ended December 31, 2022, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The products were determined to be stated at their net realizable value at December 31, 2022, but were subsequently approved for destruction, and the Company expects an incremental charge for the write-down of products identified to be recorded to cost of sales in the first half of 2023 to be in the range of $30.0 million to $36.0 million.

Schedule I: Condensed Financial Information of Registrant

FUNKO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Intercompany revenue	$564	$82	$307
Selling, general, and administrative expenses	16,941	13,163	10,269
Total operating expenses	16,941	13,163	10,269
Loss from operations	(16,377)	(13,081)	(9,962)
Interest (expense) income, net	(168)	3	(36)
Tax receivable agreement liability adjustment	(3,987)	(1,590)	(87)
Equity in net (loss) income of subsidiaries	(8,040)	72,916	13,674
(Loss) income before income taxes	(28,572)	58,248	3,589
Income tax (benefit) expense	(20,537)	14,348	(372)
Net (loss) income	$(8,035)	$43,900	$3,961

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(8,035)	$43,900	$3,961
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $1,169, $163 and $(274) for the years ended December 31, 2022, 2021 and 2020, respectively	(3,681)	(544)	927
Reclassification of foreign currency translation gain into net (loss) income	$—	$(96)	$—
Comprehensive (loss) income attributable to Funko, Inc.	$(11,716)	$43,260	$4,888

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,
	2022	2021
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$911	$61,943
Income tax receivable	7,530	—
Total current assets	8,441	61,943

Intercompany receivable	119,219	116,746
Deferred tax asset	123,893	74,464
Investment in subsidiaries	225,858	166,054
Total assets	$477,411	$419,207
Liabilities and Stockholders' Equity
Current liabilities:
Tax payable	$—	$14,684
Current portion of liabilities under tax receivable agreement	9,567	7,362
Total current liabilities	9,567	22,046

Liabilities under tax receivable agreement, net of current portion	99,620	75,523

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 47,192 shares and 40,088 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	4
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 3,293 shares and 10,691 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	1
Additional paid-in-capital	310,807	252,505
Accumulated other comprehensive (loss) income	(2,603)	1,078
Retained earnings	60,015	68,050
Total stockholders' equity	368,224	321,638
Total liabilities and stockholders' equity	$477,411	$419,207

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Operating Activities
Net (loss) income	$(8,035)	$43,900	$3,961
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in net loss (income) of subsidiaries	8,040	(72,916)	(13,674)
Equity-based compensation	16,591	12,994	10,007
Deferred tax expense (benefit)	(17,173)	(203)	2,792
Tax receivable liability adjustment	3,987	1,590	87
Changes in operating assets and liabilities:
Income tax receivable	(7,530)	294	3,521
Due from related parties, net	(984)	1,351	26,007
Prepaid expenses and other assets	(11,019)	—	—
Income taxes payable	(14,684)	14,684	—
Accrued expenses and other liabilities	11,190	(571)	304
Net cash (used in) provided by operating activities	(19,617)	1,123	33,005

Investing Activities
Capital contribution to FAH, LLC	(73,980)	—	—
Net cash (used in) investing activities	(73,980)	—	—

Financing Activities
Tax distribution received from FAH, LLC	38,811	24,173	5,825
Tax receivable agreement payments	(7,718)	(1,715)	(4,639)
Proceeds from exercise of equity-based options	1,472	3,794	41
Net cash provided by financing activities	32,565	26,252	1,227

Net change in cash and cash equivalents	(61,032)	27,375	34,232
Cash and cash equivalents at beginning of period	61,943	34,568	336
Cash and cash equivalents at end of period	$911	$61,943	$34,568

Supplemental Cash Flow Information
Income tax payments	$18,999	$23	$2,116
Establishment of liabilities under tax receivable agreement	30,034	20,691	1,000
Issuance of equity instruments for acquisitions	1,487	—	—

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
December 31, 2022
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
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2022, 2021, and 2020, the full amounts of intercompany revenue and equity in net (loss) income of subsidiaries in the Parent Company Statements of Operations were eliminated in consolidation. An intercompany receivable was owed to the Parent Company by FAH, LLC of $119.2 million and $116.7 million as of December 31, 2022 and 2021, respectively. On May 3, 2022, the Parent Company entered into a common unit subscription agreement with FAH, LLC pursuant to which the Parent Company purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by the Parent Company and the number of outstanding shares of Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of Class B common stock were cancelled. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $109.2 million and $82.9 million as of December 31, 2022 and 2021, respectively.
3. Commitments and Contingencies
The Parent Company is party to a tax receivable agreement that provides for the payment by the Parent Company to the TRA Parties of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for more information regarding the Parent Company's tax receivable agreement. As described in Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in the Form 10-K, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Funko, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2022 and 2021, liabilities under the tax receivable agreement totaled $109.2 million and $82.9 million, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of December 31, 2022, that our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of certain material weaknesses in our internal control over financial reporting, as further described below.
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously disclosed material weaknesses in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022. Below represents our further assessment of those identified material weaknesses in internal control over financial reporting as of December 31, 2022. In connection with our preparation of this Annual Report on Form 10-K, management identified additional deficiencies that individually and in the aggregate represent material weaknesses in our internal control over financial reporting. Specifically, management failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve control objectives, and identifying and assessing changes in the business that could impact the system of internal controls. This material weakness contributed to our previously identified material weaknesses as well as additional material weaknesses related to the failure to design and/or fully implement controls supporting other key principles related to the following components of the COSO framework, including:
•Control Activities – we failed to design and implement certain control activities that address relevant risks, retain sufficient evidence of the performance of control activities, or design control activities at the level of precision required to identify all potentially material errors, across all significant accounts.

•Information and Communication – we failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control. Specifically, the Company failed to design and implement general information technology controls (“GITCs”) supporting change management, user access and segregation of duties controls within information technology systems utilized by the Company in its financial reporting.
•Monitoring – as a result of the material weaknesses described above, we failed to design and implement certain monitoring activities to ascertain whether the components of internal control are present and functioning.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.
Remediation Efforts to Address Material Weaknesses
We are continuing to evaluate the material weaknesses discussed above and are in process of executing the plans to remediate these material weaknesses. We have engaged with a third-party to assist us in our remediation plans and activities, have established a management level SOX Steering Committee, and our remediation efforts will continue throughout 2023. However, we cannot provide assurance as to when our remediation measures will be complete, and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect our remediation plan to include, among other things:
•performing a rigorous scoping and risk assessment process to identify and analyze risk across the various levels of the Company;
•utilizing the SOX Steering Committee to identify and analyze risks, communicate and emphasize the importance of internal control, and to report regularly to the Company’s Audit Committee;
•enhancing the design of control activities to operate at a level of precision to identify all potentially material errors, and training control owners to improve required retention of documentation evidencing their operation;
•designing and implementing controls that review, approve, and periodically re-evaluate the user access privileges for all system users and the business purpose for allowing access for each authorized user to address segregation of duties;
•designing and implementing controls that require review and approval of changes to key financial information technology systems and reports utilized in the performance of internal controls used in financial reporting; and
•investing in training and hiring personnel with appropriate expertise to plan and perform more timely and thorough monitoring activities for internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weaknesses described above and related remediation efforts to date, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Funko, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Funko, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commissions (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Funko, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the risk assessment; control activities; information and communication; and monitoring components of the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Seattle, Washington
March 1, 2023

Item 9B. OTHER INFORMATION
Appointment of Chief Financial Officer and Chief Operating Officer
On February 27, 2023, the Board appointed Steve Nave as Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) of the Company, effective immediately (the “Effective Date”). As previously disclosed, the Company had been undertaking a search for the Company’s next Chief Financial Officer. Mr. Nave succeeded Scott Yessner, the Company’s Interim Chief Financial Officer, as principal financial officer and principal accounting officer of the Company as of the Effective Date. Mr. Nave will also serve as the Company’s principal operating officer. Mr. Nave’s biography appears under “Information about our Executive Officers and Board of Directors” at the end of Part I, Item 1, “Business” herein and is incorporated herein by reference.
In connection with Mr. Nave’s appointment, the Company entered into an employment agreement with Mr. Nave (the “Employment Agreement”), effective as of February 27, 2023. Pursuant to the Employment Agreement, Mr. Nave will be entitled to receive an annual base salary of $750,000. Mr. Nave will also be eligible for an annual performance-based bonus ranging from 0% of his annual base salary to a maximum payout level established by the Board in its discretion of up to 150% of his annual base salary, with a target bonus opportunity of 75% of his annual base salary. In the event of a qualifying termination, Mr. Nave will be entitled to receive certain severance benefits under the Employment Agreement, subject his execution and non-revocation of a release of claims.
Under the Employment Agreement, Mr. Nave will be subject to a twelve-month post-termination non-compete covenant (or six months if Mr. Nave’s employment is terminated without “cause” or for “good reason” (as defined in the Employment Agreement)), a twenty-four month post-termination non-solicit covenant and perpetual confidentiality and non-disparagement covenants.

In addition, the Company intends to grant Mr. Nave an initial equity award consisting of an option (“Option”) to purchase 58,600 shares of the Company’s Class A common stock, 23,438 performance stock units (“PSUs”) and 46,875 restricted stock units (“RSUs”) under the Company’s 2019 Incentive Award Plan and customary forms of award agreement. The stock option award shall vest with respect to 25% of such shares underlying the option on the one-year anniversary of the vesting commencement date with the remaining 75% of such stock options vesting in thirty-six equal and cumulative installments on each monthly anniversary thereafter. The performance stock unit award shall be eligible to be earned and vest consistent with the performance criteria established for performance stock unit awards granted to the Company’s other executive officers. The restricted stock unit award shall vest with respect to 25% of such restricted stock units on each of the first four anniversaries of the vesting commencement date.
The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the actual Employment Agreement, a copy of which is attached hereto as Exhibit 10.35 and incorporated herein by reference.
Amendment to Credit Agreement
On February 28, 2023, Funko Acquisition Holdings, L.L.C., a Delaware limited liability company and certain of its material domestic subsidiaries entered into Amendment No. 3 (the “Third Amendment”) to the New Credit Agreement. The Third Amendment amended and modified the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any cash proceeds in excess of $25.0 million.
Following the Waiver Period, beginning in the fiscal quarter ended March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment.
Capitalized terms used herein and not otherwise defined are as defined in the Third Amendment. This description of the Third Amendment does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K and incorporated herein by reference.

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
Executive Officers and Directors
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers and directors is provided in Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers and Board of Directors,” and will also appear in our definitive proxy statement for our 2023 Annual Meeting of Stockholders. The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders			1,129,784	(1)
Stock Options	3,860,459	$15.40	—
Restricted Stock Units	2,718,548	—	—
Performance Stock Units	67,481	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	6,646,488	$15.40	1,129,784
(1)Includes 104,984 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan and 1,024,800 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan will increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our Board of Directors.

Other
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-220856	4.1	10/23/2017
4.2	Description of Securities	10-K	001-38274	4.2	3/5/2020
10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.	10-K	001-38274	10.1	3/19/2018
10.2 †	Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/2017
10.3 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/2018
10.6 †	Employment Agreement, dated January 3, 2022, between the Company and Brian Mariotti.	8-K	001-38274	10.2	1/7/2022
10.7 †	Amendment to Employment Agreement, by and between the Company and Brian Mariotti, dated December 5, 2022.	8-K	001-38274	10.3	12/9/2022
10.8 †	Employment Agreement, dated October 20, 2017, by and between Funko, Inc. and Tracy Daw.	10-K	001-38274	10.10	3/19/2018
10.9 †	Amended and Restated Employment Agreement, dated January 3, 2022, between the Company and Andrew Perlmutter.	8-K	001-38274	10.1	1/7/2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10 †	Amendment to Amended and Restated Employment Agreement, by and between the Company and Andrew Perlmutter, dated as of December 5, 2022.	8-K	001-38274	10.2	12/9/2022
10.11 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/2017
10.12 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.13 †	Non-Employee Director Compensation Policy, dated August 22, 2022.	10-Q	001-38274	10.2	11/3/2022
10.14	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.15	Stockholders Agreement, dated as of May 3, 2022, between the Company and TCG 3.0 Fuji, LP	10-Q	001-38274	10.2	5/5/2022
10.16	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.17	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.18	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/2018
10.19	Registration Rights Agreement Joinder and Amendment, dated May 3, 2022, between TCG 3.0 Fuji, LP and the Company.	10-Q	001-38724	10.3	5/5/2022
10.20	Credit Agreement dated September 17, 2021, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC and Funko Games, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/22/2021
10.21	Amendment No. 1, dated as of April 26, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.1	5/5/2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.22	Amendment No. 2, dated as of July 29, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.6	8/4/2022
10.23
Amendment No. 3, dated as of February 28, 2023, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.
						*
10.24†	Transition and Release of Claims Agreements, by and between the Company and Jennifer Fall Jung, dated as of December 5, 2022.	8-K	001-38274	10.4	12/9/2022
10.25†	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
10.26†	Form of Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.1	8/5/2021
10.27†	Form of Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.2	8/5/2021
10.28†	Form of Director Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.3	8/5/2021
10.29†	Form of Director Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/5/2021
10.30†	Form of Restricted Stock Unit Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/4/2022
10.31†	Form of Option Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.5	8/4/2022
10.32†	Tatum Services Agreement, by and between Funko, LLC and Ranstad Professionals US, LLC d/b/a Tatum, dated as of November 22, 2022.	8-K	001-38274	10.1	12/9/2022
10.33†	Form of Performance Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan					*
10.34†	Form of Performance Stock Unit Award Agreement for UK Employees under the Funko, Inc. 2019 Incentive Award Plan					*
10.35†	Employment Agreement, by and between the Company and Steve Nave, dated February 27, 2023.					*
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
†    Management contract or compensation plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC.(Registrant)

Date: March 1, 2023	By:	/s/ Steve Nave
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Mariotti	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Brian Mariotti

/s/ Steve Nave	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 1, 2023
Steve Nave

/s/ Andrew Perlmutter	President and Director	March 1, 2023
Andrew Perlmutter

/s/ Charles Denson	Chairman of the Board	March 1, 2023
Charles Denson

/s/ Diane Irvine	Director	March 1, 2023
Diane Irvine

/s/ Sarah Kirshbaum Levy	Director	March 1, 2023
Sarah Kirshbaum Levy

/s/ Michael Lunsford	Director	March 1, 2023
Michael Lunsford

/s/ Jesse Jacobs	Director	March 1, 2023
Jesse Jacobs

/s/ Richard Paul	Director	March 1, 2023
Richard Paul

/s/ Trevor Edwards	Director	March 1, 2023
Trevor Edwards