Form 10-Q
period 2023-03-31
Funko, Inc.
filed 2023-05-04
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2023, the registrant had 47,396,510 shares of Class A common stock, $0.0001 par value per share, and 3,293,140 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net sales	$251,878	$308,343
Cost of sales (exclusive of depreciation and amortization shown separately below)	202,303	199,649
Selling, general, and administrative expenses	100,061	78,420
Depreciation and amortization	13,976	10,471
Total operating expenses	316,340	288,540
(Loss) income from operations	(64,462)	19,803
Interest expense, net	5,687	1,210
Loss on extinguishment of debt	494	—
Other expense, net	821	397
(Loss) income before income taxes	(71,464)	18,196
Income tax (benefit) expense	(10,320)	3,678
Net (loss) income	(61,144)	14,518
Less: net (loss) income attributable to non-controlling interests	(5,833)	4,636
Net (loss) income attributable to Funko, Inc.	$(55,311)	$9,882
(Loss) earnings per share of Class A common stock:
Basic	$(1.17)	$0.25
Diluted	$(1.17)	$0.23
Weighted average shares of Class A common stock outstanding:
Basic	47,248	40,324
Diluted	47,248	42,529
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net (loss) income	$(61,144)	$14,518
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $(283) and $300 for the three months ended March 31, 2023 and 2022, respectively	1,054	(1,282)
Comprehensive (loss) income	(60,090)	13,236
Less: Comprehensive (loss) income attributable to non-controlling interests	(5,717)	4,290
Comprehensive (loss) income attributable to Funko, Inc.	$(54,373)	$8,946
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$34,797	$19,200
Accounts receivable, net	161,313	167,895
Inventory	191,558	246,429
Prepaid expenses and other current assets	48,490	39,648
Total current assets	436,158	473,172
Property and equipment, net	104,963	102,232
Operating lease right-of-use assets	68,469	71,072
Goodwill	135,283	131,380
Intangible assets, net	179,262	181,284
Deferred tax asset	123,610	123,893
Other assets	10,849	8,112
Total assets	$1,058,594	$1,091,145
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$141,000	$70,000
Current portion of long-term debt, net of unamortized discount	21,790	22,041
Current portion of operating lease liabilities	18,703	18,904
Accounts payable	55,542	67,651
Income taxes payable	866	871
Accrued royalties	46,356	69,098
Accrued expenses and other current liabilities	110,323	112,832
Total current liabilities	394,580	361,397
Long-term debt, net of unamortized discount	147,574	153,778
Operating lease liabilities, net of current portion	79,602	82,356
Deferred tax liability	390	382
Liabilities under tax receivable agreement, net of current portion	99,620	99,620
Other long-term liabilities	3,499	3,923

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 47,326 and 47,192 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 3,293 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	314,537	310,807
Accumulated other comprehensive loss	(1,665)	(2,603)
Retained earnings	4,704	60,015
Total stockholders’ equity attributable to Funko, Inc.	317,581	368,224
Non-controlling interests	15,748	21,465
Total stockholders’ equity	333,329	389,689
Total liabilities and stockholders’ equity	$1,058,594	$1,091,145
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating Activities
Net (loss) income	$(61,144)	$14,518
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and other	13,745	10,141
Equity-based compensation	3,642	3,369
Amortization of debt issuance costs and debt discounts	267	217
Loss on debt extinguishment	494	—
Other	(1,702)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	8,031	(1,108)
Inventory	55,824	3,894
Prepaid expenses and other assets	(8,063)	(3,408)
Accounts payable	(12,139)	(1,876)
Income taxes payable	(34)	1,991
Accrued royalties	(22,742)	1,506
Accrued expenses and other liabilities	(6,449)	(52,190)
Net cash used in operating activities	(30,270)	(22,955)

Investing Activities
Purchases of property and equipment	(12,746)	(19,182)
Acquisitions, net of cash	(5,274)	—
Other	233	(292)
Net cash used in investing activities	(17,787)	(19,474)

Financing Activities
Borrowings on line of credit	71,000	—
Debt issuance costs	(1,957)	—
Payments of long-term debt	(5,621)	(4,500)
Distributions to continuing equity owners	—	(3,408)
Proceeds from exercise of equity-based options	87	78
Net cash provided by (used in) financing activities	63,509	(7,830)

Effect of exchange rates on cash and cash equivalents	145	(167)

Net change in cash and cash equivalents	15,597	(50,426)
Cash and cash equivalents at beginning of period	19,200	83,557
Cash and cash equivalents at end of period	$34,797	$33,131
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
Funko, Inc. operates and controls all of FAH, LLC’s operations and, through FAH, LLC and its subsidiaries, conducts FAH, LLC’s business as the sole managing member. Accordingly, the Company consolidates the financial results of FAH, LLC and reports a non-controlling interest in its unaudited condensed consolidated financial statements representing the common units of FAH, LLC interests still held by other owners of FAH, LLC (collectively, the “Continuing Equity Owners”).
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2023, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2022.
During the three months ended March 31, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.1 million one-time inventory write-down included in cost of sales as presented in the condensed consolidated statements of operations. The physical destruction plan will continue over the first half of 2023. The units have been identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs.

3. Fair Value Measurements
The Company’s financial instruments, other than those discussed below, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximates fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.
Cash equivalents. As of both March 31, 2023 and December 31, 2022, cash equivalents included $0.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Crypto asset safeguarding liability and corresponding asset. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market the Company determines to be the principal market at the balance sheet date. As of March 31, 2023 and December 31, 2022, the estimated fair value of the crypto asset safeguarding liability and corresponding asset was $16.6 million and $11.3 million, respectively, classified at Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at March 31, 2023 and December 31, 2022, was approximately $171.9 million and $177.5 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2023 and December 31, 2022, were $169.4 million and $175.8 million, respectively.
4. Debt
Debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving Credit Facility	$141,000	$70,000

Term Loan Facility	$153,000	$157,500
Equipment Finance Loan	18,879	20,000
Debt issuance costs	(2,515)	(1,681)
Total term debt	169,364	175,819
Less: current portion	21,790	22,041
Long-term debt, net	$147,574	$153,778

New Credit Facilities
On September 17, 2021, the Company entered into a new credit agreement (as amended from time to time, the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the Company’s former credit facilities. On April 26, 2022, the parties to the New Credit Agreement entered into Amendment No. 1 to the New Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the parties to the New Credit Agreement entered into Amendment No. 2 to the New Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the New Revolving Credit Facility to $215.0 million and converted the New Credit Facility interest rate index from Borrower (as defined in the New Credit Agreement) option LIBOR to SOFR.
On February 28, 2023, the Company entered into an Amendment No. 3 (the “Third Amendment”) to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (each as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum qualified cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment.
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

Subject to the interest rates during the Waiver Period as described above, loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) SOFR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus (x) 4.00% per annum and (y) solely in the case of Term SOFR based loans 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 3.00%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following the Closing Date. Each of SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of the Company and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2023, the Company was in compliance with the modified covenants that were amended pursuant to the Third Amendment and within the Waiver Period and as of December 31, 2022, the Company was in compliance with all of the covenants in its New Credit Agreement.
At March 31, 2023 and December 31, 2022, the Company had $153.0 million and $157.5 million of borrowings outstanding under the New Term Loan Facility, respectively, and $141.0 million and $70.0 million of outstanding borrowings under the New Revolving Credit Facility, respectively. At March 31, 2023 and December 31, 2022, the Company had $0.0 million and $145.0 million available under the New Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of March 31, 2023 and December 31, 2022.
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
At March 31, 2023 and December 31, 2022, the Company had $18.9 million and $20.0 million outstanding under the Equipment Finance Loan, respectively.
5. Liabilities under Tax Receivable Agreement
On November 1, 2017, the Company entered into a tax receivable agreement with FAH, LLC (the “Tax Receivable Agreement”) and each of the Continuing Equity Owners, and certain transferees of the Continuing Equity Owners have been joined as parties to the Tax Receivable Agreement (the parties entitled to payments under the Tax Receivable Agreement are referred to herein as the "TRA Parties") that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units of FAH, LLC for Class A common stock of Funko, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.

During the three months ended March 31, 2023, the Company did not acquire any common units of FAH, LLC. During the three months ended March 31, 2022, the Company acquired 0.7 million of common units of FAH, LLC. As a result of these exchanges, during the three months ended March 31, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $2.6 million.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three months ended March 31 (in thousands):

	2023	2022
Beginning Balance	$109,187	$82,884
Additional liabilities for exchanges	—	2,672
Payments under tax receivable agreement	(5)	—
Ending balance	$109,182	$85,556
As of both March 31, 2023 and December 31, 2022, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $109.2 million, of which $9.6 million was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.
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
Debt
The Company is party to a New Credit Agreement which includes a New Term Loan Facility and a New Revolving Credit Facility. The Company is also party to an Equipment Finance Loan. See Note 4, Debt.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.

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

Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher, et al. v. Mariotti. The Company has reached a non-monetary settlement in principle in the consolidated action, Smith v. Mariotti, and Fletcher, et al. v. Mariotti and the actions are stayed pending finalization of the settlement.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. The Company moved to dismiss the Silverberg complaint on April 3, 2023. Plaintiff responded on May 3, 2023, and briefing will be complete on May 18, 2023.
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
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The Company must respond to the Compliant in the federal action, now captioned Berkelhammer v. Funko, Inc. et al., by June 14, 2023.
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

On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss. Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 6, 2023. The Court is scheduled to hear oral argument on both motions on July 24, 2023.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
7. Segments
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
The following table presents summarized product information as a percent of sales:

	Three Months Ended March 31,
	2023	2022
Core Collectible	72.9%	77.8%
Loungefly	20.7%	16.2%
Other	6.4%	6.0%
The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales:
United States	$177,785	$232,165
Europe	59,336	57,057
Other International	14,757	19,121
Total net sales	$251,878	$308,343

	March 31, 2023	December 31, 2022
Long-term assets:
United States	$131,181	$131,549
Vietnam and China	32,220	28,811
United Kingdom	20,880	21,056
Total long-lived assets	$184,281	$181,416

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
The Company recorded $10.3 million of income tax benefit and $3.7 million of income tax expense for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 was 14.4%. The Company’s effective tax rate is less than the statutory rate of 21% primarily because of foreign income taxes and the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.

9. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Class A common stock
Beginning balance	$5	$4
Shares issued	—	—
Ending balance	$5	$4
Class B common stock
Beginning balance	$—	$1
Redemption of common units of FAH, LLC	—	—
Ending balance	$—	$1
Additional paid-in capital
Beginning balance	$310,807	$252,505
Equity-based compensation	3,642	3,369
Shares issued for equity-based compensation awards	88	77
Redemption of common units of FAH, LLC	—	4,223
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	(84)
Ending balance	$314,537	$260,090
Accumulated other comprehensive (loss) income
Beginning balance	$(2,603)	$1,078
Foreign currency translation gain (loss), net of tax	938	(936)
Ending balance	$(1,665)	$142
Retained earnings
Beginning balance	$60,015	$68,050
Net (loss) income attributable to Funko, Inc.	(55,311)	9,882
Ending balance	$4,704	$77,932
Non-controlling interests
Beginning balance	$21,465	$74,920
Distributions to Continuing Equity Owners	—	(3,408)
Redemption of common units of FAH, LLC	—	(4,223)
Foreign currency translation gain (loss), net of tax	116	(346)
Net (loss) income attributable to non-controlling interests	(5,833)	4,636
Ending balance	$15,748	$71,579
Total stockholders’ equity	$333,329	$409,748

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Class A common shares outstanding
Beginning balance	47,192	40,088
Shares issued for equity-based compensation awards	134	25
Redemption of common units of FAH, LLC	—	684
Ending balance	47,326	40,797
Class B common shares outstanding
Beginning balance	3,293	10,691
Redemption of common units of FAH, LLC	—	(684)
Ending balance	3,293	10,007
Total Class A and Class B common shares outstanding	50,619	50,804

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
Net income and comprehensive income are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2023 and December 31, 2022, Funko, Inc. owned 47.3 million and 47.2 million of FAH, LLC common units, respectively, representing a 91.4% and 91.6% economic ownership interest in FAH, LLC, respectively.
Net income and comprehensive income of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax (benefit) expense for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income and comprehensive income of FAH, LLC:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,642	$3,369
Income tax (benefit) expense	$(10,969)	$3,008

11. Earnings per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(61,144)	$14,518
Less: net (loss) income attributable to non-controlling interests	(5,833)	4,636
Net (loss) income attributable to Funko, Inc. — basic and diluted	$(55,311)	$9,882
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	47,247,676	40,323,886
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	160,971
Add: Dilutive Funko, Inc. equity compensation awards	—	2,044,099
Weighted-average shares of Class A common stock outstanding — diluted	47,247,676	42,528,956
(Loss) earnings per share of Class A common stock — basic	$(1.17)	$0.25
(Loss) earnings per share of Class A common stock — diluted	$(1.17)	$0.23

For the three months ended March 31, 2023 and 2022, an aggregate of 10.5 million and 13.5 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2023 and 2022, anti-dilutive securities included 4.4 million and 11.6 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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
•“Continuing Equity Owners” refers collectively to ACON Funko Investors, L.L.C., Fundamental, the Former Profits Interests Holders, certain former warrant holders and certain current and former executive officers, employees and directors and each of their permitted transferees, in each case, that owned common units in FAH, LLC after our initial public offering ("IPO") and who may redeem at each of their options, their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 29% of our net sales generated outside of the United States. We also source and procure inventory, primarily out of China, Vietnam and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political unrest or instability in Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East, certain Southeast Asia markets as well as financial instability, rising interest rates and heightened inflation could reduce our net sales or have impacts to our gross margin, net income and cash flows.
In addition, we are operating in a challenging retail environment where retailers have slowed their post-holiday restocking and prioritized lower inventory levels. This has had an impact across our brands and geographies reducing our net sales, gross margin and net income. We expect this trend to continue for at least the second quarter.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Net sales	$251,878	$308,343
Net (loss) income	$(61,144)	$14,518
EBITDA (1)	$(51,801)	$29,877
Adjusted EBITDA (1)	$(14,014)	$36,253
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

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth information comparing the components of net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$251,878	$308,343	$(56,465)	(18.3)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	202,303	199,649	2,654	1.3%
Selling, general, and administrative expenses	100,061	78,420	21,641	27.6%
Depreciation and amortization	13,976	10,471	3,505	33.5%
Total operating expenses	316,340	288,540	27,800	9.6%
(Loss) income from operations	(64,462)	19,803	(84,265)	nm
Interest expense, net	5,687	1,210	4,477	nm
Loss on extinguishment of debt	494	—	494	nm
Other expense, net	821	397	424	nm
(Loss) income before income taxes	(71,464)	18,196	(89,660)	nm
Income tax (benefit) expense	(10,320)	3,678	(13,998)	nm
Net (loss) income	(61,144)	14,518	(75,662)	nm
Less: net (loss) income attributable to non-controlling interests	(5,833)	4,636	(10,469)	nm
Net (loss) income attributable to Funko, Inc.	$(55,311)	$9,882	$(65,193)	nm
Net Sales
Net sales were $251.9 million for the three months ended March 31, 2023, a decrease of 18.3%, compared to $308.3 million for the three months ended March 31, 2022. The decrease in net sales was due primarily to decreased sales to specialty retailers, e-commerce sites and distributors for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
For the three months ended March 31, 2023, the number of active properties decreased 3.5% to 736 as compared to 763 for the three months ended March 31, 2022, and the average net sales per active property decreased 15.3% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. An active property is a licensed property from which we generate sales of products during a given period. While we expect to see growth in the number of active properties and average sales per active property over time, we expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States decreased 23.4% to $177.8 million in the three months ended March 31, 2023 as compared to $232.2 million in the three months ended March 31, 2022. Net sales in Europe increased 4.0% to $59.3 million in the three months ended March 31, 2023 as compared to $57.1 million in the three months ended March 31, 2022, which reflected a $6.3 million unfavorable impact from foreign exchange rates. Net sales in other international locations decreased 22.8% to $14.8 million in the three months ended March 31, 2023 as compared to $19.1 million in the three months ended March 31, 2022.

On a branded category basis, net sales of the Core Collectible branded category decreased 23.4% to $183.5 million in the three months ended March 31, 2023 as compared to $239.6 million in the three months ended March 31, 2022. Loungefly branded category net sales increased 4.1% to $52.2 million in the three months ended March 31, 2023 as compared to $50.1 million in the three months ended March 31, 2022. Other branded category net sales decreased 12.7% to $16.2 million in the three months ended March 31, 2023 as compared to $18.6 million in the three months ended March 31, 2022.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $202.3 million for the three months ended March 31, 2023, an increase of 1.3%, compared to $199.6 million for the three months ended March 31, 2022. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above, as well as higher costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 19.7% for the three months ended March 31, 2023, compared to 35.3% for the three months ended March 31, 2022. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven primarily by a one-time inventory write-down of $30.1 million. We expect inbound shipping and freight costs to continue to decrease as a result of our inventory destruction plan and removal of holding costs related to shipping containers.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $100.1 million for the three months ended March 31, 2023, an increase of 27.6%, compared to $78.4 million for the three months ended March 31, 2022. The increase was driven primarily by a $12.8 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), a $3.6 million increase in facilities and rent, primarily from our Buckeye, Arizona warehouse and third party logistics facilities, and a $2.5 million increase in advertising and marketing costs. Selling, general and administrative expenses were 39.7% and 25.4% of net sales for the three months ended March 31, 2023 and 2022, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $14.0 million for the three months ended March 31, 2023, an increase of 33.5%, compared to $10.5 million for the three months ended March 31, 2022, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $5.7 million for the three months ended March 31, 2023, an increase of 370.0%, compared to $1.2 million for the three months ended March 31, 2022. The increase in interest expense, net was due primarily to a higher average balance on debt outstanding during the three months ended March 31, 2023, including $141.0 million outstanding on our New Revolving Credit Facility as compared to no outstanding balance during the three months ended March 31, 2022.
Loss on debt extinguishment
As a result of the debt refinancing in February 2023 described below, a $0.5 million loss on debt extinguishment was recorded for the three months ended March 31, 2023 as unamortized debt financing fees were written-off.

Other expense, net
Other expense, net was $0.8 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Other expense, net for the three months ended March 31, 2023 and 2022 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax (benefit) expense
Income tax benefit was $10.3 million for the three months ended March 31, 2023 compared to income tax expense of $3.7 million for the three months ended March 31, 2022. The increase in income tax benefit for the three months ended March 31, 2023 from March 31, 2022 was related to a decrease in income before income taxes.
Net (loss) income
Net loss was $61.1 million for the three months ended March 31, 2023, compared to net income of $14.5 million for the three months ended March 31, 2022. The decrease in net income was primarily due to the decrease in net sales, and a one-time inventory write-down charge of $30.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, (loss) earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax (benefit) expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, one-time inventory write-down and other unusual or one-time items. We define Adjusted Net (Loss) Income as net (loss) income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, one-time inventory write-down and the income tax expense effect of these adjustments. We define Adjusted (Loss) Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, one-time inventory write-down and other unusual or one-time items. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net (loss) income attributable to Funko, Inc.	$(55,311)	$9,882
Reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(5,833)	4,636
Equity-based compensation (2)	3,642	3,369
Loss on extinguishment of debt (3)	494	—
Acquisition costs and other expenses (4)	1,010	930
Certain severance, relocation and related costs (5)	1,735	1,680
Foreign currency transaction loss (6)	822	397
One-time inventory write-down (7)	30,084	—
Income tax expense (8)	(1,901)	(2,465)
Adjusted net (loss) income	$(25,258)	$18,429
Weighted-average shares of Class A common stock outstanding-basic	47,248	40,324
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	4,364	13,808
Adjusted weighted-average shares of Class A stock outstanding - diluted	51,612	54,132
Adjusted (loss) earnings per diluted share	$(0.49)	$0.34

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Net (loss) income	$(61,144)	$14,518
Interest expense, net	5,687	1,210
Income tax (benefit) expense	(10,320)	3,678
Depreciation and amortization	13,976	10,471
EBITDA	$(51,801)	$29,877
Adjustments:
Equity-based compensation (2)	3,642	3,369
Loss on extinguishment of debt (3)	494	—
Acquisition costs and other expenses (4)	1,010	930
Certain severance, relocation and related costs (5)	1,735	1,680
Foreign currency transaction loss (6)	822	397
One-time inventory write-down (7)	30,084	—
Adjusted EBITDA	$(14,014)	$36,253
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)Represents write-off of unamortized debt financing fees for the three months ended March 31, 2023.
(4)For the three months ended March 31, 2023 and 2022 includes acquisition-related costs related to due diligence fees.

(5)For the three months ended March 31, 2023, includes charges related severance and benefit costs related to reduction-in- force. For the three months ended March 31, 2022, includes charges related to one-time relocation costs for U.S. warehouse personnel in connection with the new opening of a warehouse and distribution facility in Buckeye, Arizona.
(6)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(7)For the three months ended March 31, 2023, represents a one-time inventory write-down to improve U.S. warehouse operational efficiency.
(8)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for all periods presented.
Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.
Notwithstanding our obligations under the Tax Receivable Agreement between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners, and certain transferees of the Continuing Equity Owners have been joined as parties to the Tax Receivable Agreement (the parties entitled to payments under the Tax Receivable Agreement are referred to herein as the "TRA Parties"), we believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy, our planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(30,270)	$(22,955)
Net cash used in investing activities	(17,787)	(19,474)
Net cash provided by (used in) financing activities	63,509	(7,830)
Effect of exchange rates on cash and cash equivalents	145	(167)
Net change in cash and cash equivalents	$15,597	$(50,426)
Operating Activities. Net cash used in operating activities was $30.3 million for the three months ended March 31, 2023, compared to net cash used of $23.0 million for the three months ended March 31, 2022. Changes in net cash used in or provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.

The increase in net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a decrease in net income, excluding non-cash adjustments of $72.9 million. This was offset by changes in working capital that decreased net cash used in operating activities by $65.6 million. Within working capital, the primary drivers were increases in accrued expenses and other current liabilities of $45.7 million and decreases to inventory of $51.9 million and accounts receivable, net of $9.1 million, offset by decreases in accrued royalties of $24.2 million and accounts payable of $10.3 million and increases prepaid expenses and other assets of $4.7 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the three months ended March 31, 2023, net cash used in investing activities was $17.8 million and was primarily related to purchases of tooling and molds used for production of our product lines as well as cash paid for the stock purchase of MessageMe, Inc. (d/b/a HipDot). For the three months ended March 31, 2022, net cash used in investing activities was $19.5 million and was primarily related to purchases of equipment for our new distribution facility in Buckeye, Arizona and tooling and molds used for production of our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the three months ended March 31, 2023, net cash provided by financing activities was $63.5 million, primarily related to borrowings on the New Revolving Line of Credit of $71.0 million, offset by payments on the New Term Loan Facility (as defined below) and Equipment Finance Loan of $5.6 million. For the three months ended March 31, 2022, net cash used in financing activities was $7.8 million, primarily related to payments on the Term Loan Facility of $4.5 million and distributions to the TRA Parties of $3.4 million.
Credit Facilities
On September 17, 2021, the Company, entered into a new credit agreement (as amended from time to time, the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “New Term Loan Facility”) and a revolving credit facility of $100.0 million (the “New Revolving Credit Facility”) (together the “New Credit Facilities”). Proceeds from the New Credit Facilities were primarily used to repay the Company’s former credit facilities. On April 26, 2022, the parties to the New Credit Agreement entered into Amendment No. 1 to the New Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the parties to the New Credit Agreement entered into Amendment No. 2 to the New Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increases the New Revolving Credit Facility to $215.0 million and converts the New Credit Facility interest rate index from Borrower (as defined in the New Credit Agreement) option LIBOR to SOFR.

On February 28, 2023, the Company entered into Amendment No. 3 (the “Third Amendment”) to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (each as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum qualified cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment will reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment. We cannot assure you that we will be able to maintain compliance with our financial covenants as amended after the Waiver Period, or that we will be able to further amend the New Credit Agreement should similar circumstances arise in the future. As of February 28, 2023, the Company had $141.0 million in borrowings outstanding under the New Revolving Credit Facility.
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

Subject to the interest rates during the Waiver Period as described above, loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 4.00% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 3.00% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios. Each of Term SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
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
These limitations are also more restrictive during the Waiver Period as described herein. In addition, the New Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis) other than during the Waiver Period. The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ended December 31, 2022 were 2.50:1.00 and 1.25:1.00, respectively, and such ratios will apply again commencing after the Waiver Period for the fiscal quarter ending March 31, 2024.
As of March 31, 2023 and December 31, 2022, we were in compliance with all covenants in our respective credit agreements in effect at such time. Subsequent to the Third Amendment, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen, such as due to the COVID-19 pandemic or international conflict, and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.

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

As of March 31, 2023, we had $150.5 million of indebtedness outstanding under our New Term Loan Facility (net of unamortized discount of $2.5 million) and $141.0 million outstanding borrowings under our New Revolving Credit Facility, leaving no availability under our New Revolving Credit Facility.
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
Future Sources and Uses of Liquidity
As of March 31, 2023, we had $34.8 million of cash and cash equivalents and $41.6 million of working capital, compared with $19.2 million of cash and cash equivalents and $111.8 million of working capital as of December 31, 2022. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our New Revolving Credit Facility.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our credit facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Credit Facilities” above and Note 4, Debt. In addition, as described above, on July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 26, 2022. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. There have been no material changes to our liquidity and capital commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2022.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has concluded, based on its evaluation as of March 31, 2023, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2022 Annual Report on Form 10-K.
Remediation Efforts to Address the Material Weaknesses
Our remediation efforts to address the above material weaknesses are ongoing and include:
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
We anticipate that our remediation efforts will continue throughout 2023 however, we cannot provide assurance as to when our remediation measures will be complete, and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than the management’s continuing efforts to remediate the material weaknesses discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 6 “Commitments and Contingencies - Legal Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of material legal proceedings.

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
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the three months ended March 31, 2023, we incurred a one-time inventory write-down of $30.1 million due to our decision to increase operational efficiency and reduce storage costs which contributed to the Company’s net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,401 as of March 31, 2023. We also lease distribution centers in the U.S. and the United Kingdom and utilize third party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. In August 2022, we announced that we were delaying the remaining steps for implementation of our enterprise resource planning software to 2023, which has caused us to incur increased costs and adversely impacted our financial results. At December 31, 2022, we determined the enterprise resource planning project was not feasible for its intended use and abandoned the cloud computing arrangement and incurred a write down of $32.5 million. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or the loss of one or more members of our management team, particularly our Chief Executive Officer and President, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. Our top ten licensors collectively accounted for approximately 71% and 73% of our sales for the three months ended March 31, 2023 and 2022, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 41% and 42% of our sales for the three months ended March 31, 2023 and 2022, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of March 31, 2023, we had a reserve of $20.5 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including among other things, obligations to:
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
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 37% and 47% of our sales for the three months ended March 31, 2023 and 2022, respectively.
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
We and certain of our suppliers and the manufacturers of certain of our products have in the past been adversely impacted by COVID-19. We faced delays and difficulty sourcing products, and significant increases in shipping costs, which have negatively affected our business and financial results. If such supplier and manufacturer challenges continue or recur, the impact on our supply chain and manufacturing could negatively affect our financial results for future reporting periods. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our profitability and financial condition.
During the three months ended March 31, 2023, our business, did not experience a material effect from COVID-19, however, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business, financial position and results of operations going forward. Other pandemics or health crises may have similar adverse impacts.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the three months ended March 31, 2023 and 2022, our gross margins (exclusive of depreciation and amortization) were 19.7% and 35.3%, respectively. Our current or historical gross margins may not be sustainable, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectibles. Sales of our Core Collectible branded category products accounted for approximately 73% and 78% of our sales for the three months ended March 31, 2023 and 2022, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of both March 31, 2023 and December 31, 2022, we recorded reserves of $0.8 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

An inability to develop and introduce products in a timely and cost-effective manner may damage our business.
Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source, ship and distribute new or continuing products in a timely manner or on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Furthermore, our license agreements typically require us to obtain the licensor’s approval of the products we develop under a particular license prior to making any sales, which can have the effect of delaying our product releases. Additionally, for products based on properties in our movie, TV show and video game categories, this risk may also be exacerbated by our need to introduce new products on a timeframe that corresponds with a particular content release. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing or distribution delays or changes in anticipated consumer demand for our products and new brands, or the related third party content, may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.
If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.
Our intellectual property is a valuable asset of our business. As of March 31, 2023, we owned approximately 111 registered U.S. trademarks, 265 registered international trademarks, 25 pending U.S. trademark applications and 74 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, as we did in connection with our cost-cutting reduction-in-force measures during the three months ended March 31, 2023, there have been and may in the future be adverse consequences for our corporate culture and employee morale. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 29% and 25% of our sales for the three months ended March 31, 2023 and 2022, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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

For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. The fact that such underpayments occurred could lead to government investigation or litigation, which could result in additional payments and potential penalties. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. We have recorded a contingent liability of $1.0 million related to potential penalties that may be assessed by U.S. Customs in this matter. This amount is recorded under the caption “Accrued expenses and other current liabilities” in our consolidated balance sheet, as of March 31, 2023. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any investigation that has been initiated by U.S. Customs or any other governmental body. If U.S. Customs or any other governmental body elects to investigate us and decides to impose penalties, the imposition of penalties could be in excess of the contingent liability that we have recorded in our consolidated balance sheet. The imposition of any penalties or other remedial measures could have a material adverse effect on our business, results of operations, and financial condition.
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
Several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher, et al. v. Mariotti. The Company has reached a non-monetary settlement in principle in the consolidated action, Smith v. Mariotti, and Fletcher, et al. v. Mariotti and the actions are stayed pending finalization of the settlement.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. The Company moved to dismiss the Silverberg complaint on April 3, 2023. Plaintiff responded on May 3, 2023, and briefing will be complete on May 18, 2023.
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
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. Funko must respond to the Complaint in the federal action, now captioned Berkelhammer v. Funko, Inc. et al., by June 14, 2023.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 6, 2023. The Court is scheduled to hear oral argument on both motions on July 24, 2023.
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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. On July 29, 2022, the New Credit Agreement was further amended by the Second Amendment, which, among other things, increased the New Revolving Credit Facility to $215.0 million. On February 28, 2023, we entered into a further amendment (the "Third Amendment") to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the New Credit Agreement), (iv) allow that any calculation of Consolidated EBITDA (as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (v) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vi) require a minimum qualified cash requirement of at least $10.0 million and (vii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment will reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment. As of March 31, 2023, we had $291.5 million of indebtedness outstanding under our New Credit Facilities, consisting of $150.5 million outstanding under our New Term Loan Facility (net of unamortized discount of $2.5 million) and $141.0 million outstanding borrowings under our New Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of March 31, 2023, the Company had $18.9 million outstanding under the Equipment Finance Loan.

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

Additionally, as noted above, during the Waiver Period these restrictive covenants contain incremental requirements that limit our ability to engage in certain of these activities and, as such, our operations may be even more limited during this period, which could limit our ability to engage in transactions that may be in our long-term best interests. The restrictive covenants in the New Credit Agreement also include certain financial covenants that require us to comply on a quarterly basis with a maximum net leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis), as modified during the Waiver Period. There can be no guarantee that we will not breach these covenants in the future, for the remainder of or after the Waiver Period. Our ability to comply with our financial covenants and the other covenants and restrictions under our credit facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our credit facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with our financial covenants as described above, or with any of the other covenants or restrictions under our credit facilities, could result in an event of default under our credit facilities. This would permit the lending banks under such facilities to take certain actions, including halting future borrowings under the New Revolving Credit Facility, terminating all outstanding commitments and declaring all amounts due under our New Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
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

ORGANIZATIONAL STRUCTURE RISKS
TCG has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our Continuing Equity Owners and certain other parties, in our business may conflict with the interests of our other stockholders.
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. On May 19, 2022, ACON completed, pursuant to the Stock Purchase Agreement with TCG, the sale of 12,520,559 shares of our Class A common stock (including shares of Class A common stock issued upon the transfer of common units of FAH, LLC and the cancellation of shares of our Class B common stock) to TCG (the "ACON Sale"). Accordingly, TCG currently has significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of holders of our Class A common stock
We entered into a new Stockholders Agreement with TCG (the “New Stockholders Agreement”), as well as a Joinder and Amendment to our Registration Rights Agreement, both of which became effective at the closing of the ACON Sale. Pursuant to the New Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the New Stockholders Agreement) beneficially own directly or indirectly, in the aggregate at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). The TCG Related Parties are not entitled to designate any TCG director designee if at any time, the TCG Related Parties beneficially own, directly or indirectly, in the aggregate less than 10% of all issued and outstanding shares of Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the New Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the New Stockholders Agreement to fill the applicable vacancies on the board of directors.
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
•any amendment or modification of our certificate of incorporation or bylaws or any similar organizational documents of any of our subsidiaries that would, in either case, materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, and
•except to the extent of the express restrictions applicable to TCG and its controlled affiliates in the New Stockholders Agreement, any action to adopt, approve or implement any plan, agreement or provision that would, among other things, negatively affect TCG’s or its controlled affiliates’ ability to continue to hold or acquire additional shares of our capital stock or other securities.
Additionally, the Continuing Equity Owners who, as of May 2, 2023, collectively hold approximately 6.8% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our Tax Receivable Agreement (the “TRA Parties”) may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.

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
We have no material assets other than our ownership of 47,383,850 common units of FAH, LLC as of May 2, 2023, representing approximately 91.4% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
In connection with the consummation of the IPO, we entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Parties maintaining a continued ownership interest in FAH, LLC.
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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties and the Continuing Equity Owners and certain of their transferees that will not benefit the holders of our Class A common stock to the same extent. We have entered into the Tax Receivable Agreement with FAH, LLC and the TRA Parties, and it provides for the payment by us to the TRA Parties of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of May 2, 2023, we had an aggregate of 152,603,490 shares of Class A common stock authorized but unissued, as well as approximately 4,481,229 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2023, 2,655,496 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,684,968 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of March 31, 2023, we had granted 2,226,430 shares of Class A common stock underlying stock options and 2,004,288 shares of Class A common stock underlying restricted stock units and 173,391 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
In the future, we may also issue additional securities if we need to raise capital, including, but not limited to, in connection with acquisitions, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further, in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Original Equity Owners (including each of our then-current executive officers), pursuant to which TCG has been joined as a party. On July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC. The Form S-3 was declared effective by the SEC on July 26, 2022. The Form S-3 allows us to sell from time to time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our parties to the Registration Rights Agreement to sell 17,318,008 shares of Class A common stock in one or more offerings. If we offer and sell Class A common stock under the Form S-3, it would dilute the percentage ownership held by the existing holders of our Class A common stock. Any sales in connection with the Registration Rights Agreement, or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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
In connection with the ACON Sale, we have agreed to and have submitted to our stockholders for approval at our 2023 annual meeting of stockholders, amendments to our amended and restated certificate of incorporation to carve out TCG and any of their respective affiliates and any of their respective direct transferees of Class A common stock from the provisions in our charter that are similar to Section 203 of the DGCL.
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
Please see “Organizational Structure Risks—TCG has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our other Continuing Equity Owners and certain other parties, in our business may conflict with the interests of our other stockholders.”

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
We have identified material weaknesses in our internal control over financial reporting, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q and our independent registered public accounting firm was not able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns.
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
Our increasingly global operations mean we produce, buy, and sell products in many different markets with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. In recent years, certain key currencies, such as the euro and the British pound sterling, depreciated significantly compared to the U.S. dollar. Depreciation in key currencies during 2023 and beyond may have a significant negative impact on our sales and earnings as they are reported in U.S. dollars.
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
For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how personal data is collected and processed; demonstrating an appropriate legal basis; granted new rights for data subjects in regard to their personal data; and imposing limitations on retention of personal data; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. The CCPA, which went into effect on January 1, 2020, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for (i) violations of the CCPA and (ii) businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Employment Agreement by and between the Company and Steve Nave, dated February 27, 2023.	10-K	001-38274	10.35	3/1/2023

10.2	Amendment No. 3, dated as of February 28, 2023, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-K	001-38274	10.23	3/1/2023

10.3	Amended and Restated Employment Agreement, dated April 19, 2023, by and between the Company and Tracy Daw.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 4, 2023	By:	/s/ Steve Nave
Steve Nave
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

86