Form 10-Q
period 2023-09-30
Funko, Inc.
filed 2023-11-02
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, the registrant had 50,405,278 shares of Class A common stock, $0.0001 par value per share, and 2,276,507 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$312,944	$365,607	$804,850	$989,666
Cost of sales (exclusive of depreciation and amortization shown separately below)	208,936	237,728	581,258	649,974
Selling, general, and administrative expenses	93,992	97,930	279,685	259,043
Depreciation and amortization	15,465	12,555	44,334	34,509
Total operating expenses	318,393	348,213	905,277	943,526
(Loss) income from operations	(5,449)	17,394	(100,427)	46,140
Interest expense, net	7,601	2,977	20,551	5,854
Loss on debt extinguishment	—	—	494	—
Gain on tax receivable agreement liability adjustment	—	—	(99,620)	—
Other expense, net	98	926	519	1,758
(Loss) income before income taxes	(13,148)	13,491	(22,371)	38,528
Income tax expense (benefit)	3,076	2,342	130,859	(2,932)
Net (loss) income	(16,224)	11,149	(153,230)	41,460
Less: net (loss) income attributable to non-controlling interests	(1,215)	1,519	(9,912)	7,276
Net (loss) income attributable to Funko, Inc.	$(15,009)	$9,630	$(143,318)	$34,184
(Loss) earnings per share of Class A common stock:
Basic	$(0.31)	$0.21	$(3.01)	$0.78
Diluted	$(0.31)	$0.19	$(3.01)	$0.73
Weighted average shares of Class A common stock outstanding:
Basic	48,237	46,874	47,641	43,670
Diluted	48,237	49,686	47,641	53,991
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) income	$(16,224)	$11,149	$(153,230)	$41,460
Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of tax effect of $0 and $1,039 for the three months ended September 30, 2023 and 2022, respectively, and $688 and $2,198 for the nine months ended September 30, 2023 and 2022, respectively	(2,839)	(3,674)	(391)	(8,335)
Comprehensive (loss) income	(19,063)	7,475	(153,621)	33,125
Less: Comprehensive (loss) income attributable to non-controlling interests	(1,450)	1,121	(9,876)	5,870
Comprehensive (loss) income attributable to Funko, Inc.	$(17,613)	$6,354	$(143,745)	$27,255
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$31,885	$19,200
Accounts receivable, net	166,934	167,895
Inventory	162,062	246,429
Prepaid expenses and other current assets	44,048	39,648
Total current assets	404,929	473,172
Property and equipment, net	95,389	102,232
Operating lease right-of-use assets	63,533	71,072
Goodwill	135,722	131,380
Intangible assets, net	171,261	181,284
Deferred tax asset, net of valuation allowance	—	123,893
Other assets	9,209	8,112
Total assets	$880,043	$1,091,145
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$141,000	$70,000
Current portion of long-term debt, net of unamortized discount	21,977	22,041
Current portion of operating lease liabilities	17,866	18,904
Accounts payable	70,178	67,651
Income taxes payable	1,136	871
Accrued royalties	61,857	69,098
Accrued expenses and other current liabilities	107,720	112,832
Total current liabilities	421,734	361,397
Long-term debt, net of unamortized discount	136,539	153,778
Operating lease liabilities, net of current portion	73,961	82,356
Deferred tax liability	385	382
Liabilities under tax receivable agreement, net of current portion	—	99,620
Other long-term liabilities	4,658	3,923

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 48,727 and 47,192 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 3,293 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	318,782	310,807
Accumulated other comprehensive loss	(3,030)	(2,603)
(Accumulated deficit) retained earnings	(83,303)	60,015
Total stockholders’ equity attributable to Funko, Inc.	232,454	368,224
Non-controlling interests	10,312	21,465
Total stockholders’ equity	242,766	389,689
Total liabilities and stockholders’ equity	$880,043	$1,091,145
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating Activities
Net (loss) income	$(153,230)	$41,460
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other	42,592	34,390
Equity-based compensation	7,521	11,999
Amortization of debt issuance costs and debt discounts	944	670
Loss on debt extinguishment	494	—
Gain on tax receivable agreement liability adjustment	(99,620)	—
Deferred tax expense	123,206	—
Other	(69)	7,539
Changes in operating assets and liabilities:
Accounts receivable, net	1,314	(10,198)
Inventory	84,797	(106,061)
Prepaid expenses and other assets	8,244	(32,310)
Accounts payable	2,536	32,349
Income taxes payable	268	(13,303)
Accrued royalties	(7,240)	10,942
Accrued expenses and other liabilities	(14,624)	(42,159)
Net cash used in operating activities	(2,867)	(64,682)

Investing Activities
Purchases of property and equipment	(30,861)	(46,908)
Acquisitions of businesses and related intangible assets, net of cash acquired	(5,274)	(13,967)
Other	551	778
Net cash used in investing activities	(35,584)	(60,097)

Financing Activities
Borrowings on line of credit	71,000	90,000
Debt issuance costs	(1,957)	(405)
Payments of long-term debt	(16,911)	(13,500)
Distributions to Tax Receivable Agreement Parties	(1,110)	(10,507)
Proceeds from exercise of equity-based options	287	1,209
Net cash provided by financing activities	51,309	66,797

Effect of exchange rates on cash and cash equivalents	(173)	(525)

Net change in cash and cash equivalents	12,685	(58,507)
Cash and cash equivalents at beginning of period	19,200	83,557
Cash and cash equivalents at end of period	$31,885	$25,050
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2023, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.
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
During the nine months ended September 30, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.1 million one-time inventory write-down included in cost of sales as presented in the condensed consolidated statements of operations. The units were identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs, during the quarter ended March 31, 2023. The physical destruction plan was completed during the third quarter of 2023 and there were no changes to estimated destruction costs.

During the nine months ended September 30, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the nine months ended September 30, 2023. There was no change to that assessment as of September 30, 2023.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2023. There was no change to that assessment as of September 30, 2023.
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
Cash equivalents. As of September 30, 2023 and December 31, 2022, cash equivalents included $10.8 million and $0.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Crypto asset safeguarding liability and corresponding asset. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market on a pooled basis the Company determines to be the principal market at the balance sheet date. As of September 30, 2023 and December 31, 2022, the estimated fair value of the crypto asset safeguarding liability and corresponding asset was $13.0 million and $11.3 million, respectively, classified at Level 2 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2023 and December 31, 2022, was approximately $160.6 million and $177.5 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2023 and December 31, 2022, were $158.5 million and $175.8 million, respectively.

4. Debt
Debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving Credit Facility	$141,000	$70,000

Term Loan Facility	$144,000	$157,500
Equipment Finance Loan	16,589	20,000
Debt issuance costs	(2,073)	(1,681)
Total term debt	158,516	175,819
Less: current portion	21,977	22,041
Long-term debt, net	$136,539	$153,778
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

On February 28, 2023, the Credit Agreement Parties entered into an Amendment No. 3 (the “Third Amendment”) to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the New Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (each as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment.
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
Subject to the interest rates during the Waiver Period as described above, loans under the New Credit Facilities will, at the Borrowers’ option, bear interest at either (i) SOFR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus (x) 4.00% per annum and (y) solely in the case of Term SOFR based loans 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 3.00%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following February 28, 2023. Each of SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The New Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of September 30, 2023 the Credit Agreement Parties were in compliance with the modified covenants that were amended pursuant to the Third Amendment and within the Waiver Period and as of December 31, 2022, the Credit Agreement Parties were in compliance with all of the covenants in its New Credit Agreement.

At September 30, 2023 and December 31, 2022, the Credit Agreement Parties had $144.0 million and $157.5 million, respectively, of borrowings outstanding under the New Term Loan Facility and $141.0 million and $70.0 million outstanding borrowings under the New Revolving Credit Facility, respectively. Outstanding borrowings under the New Revolving Credit Facility at September 30, 2023 are due within 30 days of the applicable draw. At September 30, 2023 and December 31, 2022, the Credit Agreement Parties had $0.0 million and $145.0 million available under the New Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of September 30, 2023 and December 31, 2022.
Equipment Finance Loan
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The loan is to be repaid in 48 monthly equal installments starting January 15, 2023, utilizing an annual fixed interest rate of 5.71%.
The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse.
At September 30, 2023 and December 31, 2022, the Company had $16.6 million and $20.0 million outstanding under the Equipment Finance Loan, respectively.
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
During both the three and nine months ended September 30, 2023 the Company acquired 0.1 million common units of FAH, LLC. During the three and nine months ended September 30, 2022 the Company acquired 0.0 million and 6.5 million common units of FAH, LLC, respectively. During the three and nine months ended September 30, 2023, the Company did not recognize an increase to its net deferred tax assets due to the full valuation allowance. As a result of the exchanges during the three and nine months ended September 30, 2022, the Company recognized an increase to its net deferred tax assets in the amount of $0.0 million and $30.0 million, respectively.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$9,562	$112,733	$109,187	$82,884
Additional liabilities for exchanges	—	13	—	29,862
Liability reduction	—	—	(99,620)	—
Payments under tax receivable agreement	—	—	(5)	—
Ending balance	$9,562	$112,746	$9,562	$112,746
As of September 30, 2023, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $9.8 million, which was included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. At December 31, 2022, the Company’s total obligation under the Tax Receivable Agreement, including accrued interest, was $109.2 million, of which $9.6 million was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As reflected in Note 2. Significant Accounting Policies, the Company determined that payments to the TRA Parties related to unrealized tax benefits under the Tax Receivable Agreement are no longer probable and estimable. Based on this assessment, the Company reduced its Tax Receivable Agreement liability as of June 30, 2023.
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

Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. During the three and nine months ended, we recorded a $6.2 million charge related to the termination of a lease agreement and related expenses, for a lease that had not yet commenced.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher, et al. v. Mariotti. The Company has reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher, et al. v. Mariotti and the actions are stayed pending finalization of the settlement.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. The Company moved to dismiss the Silverberg complaint on April 3, 2023. Plaintiff responded on May 3, 2023, and briefing was completed on May 18, 2023. The motion remains pending before the Court of Chancery.
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

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. The Company moved to dismiss twice, and the Court twice granted the Company's motions to dismiss, the second time with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition, and the case was remanded to the Superior Court for further proceedings. The Company filed its answer on September 19, 2022 and discovery is currently ongoing. Plaintiffs filed a motion for class certification on July 7, 2023, and briefing was completed on the class certification motion on October 25, 2023.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against the Company, certain of its officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. The Company moved to dismiss the Complaint in the federal action, now captioned Berkelhammer v. Funko, Inc. et al., on June 14, 2023. Plaintiff filed an opposition on July 27, 2023, cross moving for an order voluntarily dismissing the action without prejudice so that he can pursue status as a class representative in In re Funko, Inc. Securities Litigation, or in the alternative, a court order denying defendants’ motion to dismiss. Briefing completed on August 18, 2023. On October 13, 2023, the District Court granted plaintiff’s motion for voluntary dismissal without prejudice, denied defendants’ motion to dismiss, and dismissed the action.
The case in Washington state court alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
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

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on October 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. Defendants’ motion to dismiss is due December 15, 2023, and the motion will be fully briefed by March 22, 2024.
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
The following table presents summarized product information as a percent of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Core Collectible	74.5%	77.2%	73.4%	76.3%
Loungefly	18.4%	16.3%	19.8%	18.2%
Other	7.1%	6.5%	6.8%	5.5%

The following tables present summarized geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
United States	$208,895	$262,316	$557,899	$725,677
Europe	83,398	78,239	193,229	198,688
Other International	20,651	25,052	53,722	65,301
Total net sales	$312,944	$365,607	$804,850	$989,666

	September 30, 2023	December 31, 2022
Long-term assets:
United States	$117,187	$131,549
United Kingdom	18,919	28,811
Vietnam and China	32,025	21,056
Total long-lived assets	$168,131	$181,416
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
The Company recorded income tax expense of $3.1 million and $130.9 million for the three and nine months ended September 30, 2023, respectively, and $2.3 million of income tax expense and $2.9 million of income tax benefit for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 was (584.9)%. The Company’s effective tax rate is less than the statutory rate of 21% primarily due to the establishment of the valuation allowance as of June 30, 2023.
The Company is party to the Tax Receivable Agreement that provides for the TRA Payment by the Company to the TRA Parties under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.

9. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Class A common stock
Beginning balance	$5	$5	$5	$4
Shares issued	—	—	—	1
Ending balance	$5	$5	$5	$5
Class B common stock
Beginning balance	$—	$—	$—	$1
Redemption of common units of FAH, LLC	—	—	—	(1)
Ending balance	$—	$—	$—	$—
Additional paid-in capital
Beginning balance	$319,531	$304,258	$310,807	$252,505
Equity-based compensation	(916)	4,677	7,521	11,999
Shares issued for equity-based compensation awards	—	650	287	1,209
Redemption of common units of FAH, LLC	167	21	167	37,922
Recapitalization of common units of FAH, LLC	—	—	—	5,873
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	3	—	101
Ending balance	$318,782	$309,609	$318,782	$309,609
Accumulated other comprehensive (loss) income
Beginning balance	$(426)	$(2,575)	$(2,603)	$1,078
Foreign currency translation loss, net of tax	(2,604)	(3,276)	(427)	(6,929)
Ending balance	$(3,030)	$(5,851)	$(3,030)	$(5,851)
(Accumulated deficit) retained earnings
Beginning balance	$(68,294)	$92,604	$60,015	$68,050
Net (loss) income attributable to Funko, Inc.	(15,009)	9,630	(143,318)	34,184
Ending balance	$(83,303)	$102,234	$(83,303)	$102,234
Non-controlling interests
Beginning balance	$11,936	$25,671	$21,465	$74,920
Distributions to TRA Parties	(7)	(283)	(1,110)	(10,507)
Redemption of common units of FAH, LLC	(167)	(21)	(167)	(37,922)
Recapitalization of common units of FAH, LLC	—	—	—	(5,873)
Foreign currency translation (loss) gain, net of tax	(235)	(398)	36	(1,406)
Net (loss) income attributable to non-controlling interests	(1,215)	1,519	(9,912)	7,276
Ending balance	$10,312	$26,488	$10,312	$26,488
Total stockholders’ equity	$242,766	$432,485	$242,766	$432,485

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Class A common shares outstanding
Beginning balance	47,497	46,832	47,192	40,088
Shares issued for equity-based compensation awards	1,170	259	1,475	507
Redemption of common units of FAH, LLC	60	4	60	6,500
Ending balance	48,727	47,095	48,727	47,095
Class B common shares outstanding
Beginning balance	3,293	3,293	3,293	10,691
Redemption of common units of FAH, LLC	—	—	—	(6,488)
Recapitalization of Class B common shares	—	—	—	(910)
Ending balance	3,293	3,293	3,293	3,293
Total Class A and Class B common shares outstanding	52,020	50,388	52,020	50,388
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
Net income (loss) and comprehensive (loss) income are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2023 and December 31, 2022, Funko, Inc. owned 48.7 million and 47.2 million of FAH, LLC common units, respectively, representing a 91.7% and 91.6% economic ownership interest in FAH, LLC, respectively.

Net (loss) income and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based (recapture of) compensation expense for share-based compensation awards issued by Funko, Inc., income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. and tax receivable agreement liability adjustments. The following represents the amounts excluded from the computation of net (loss) income and comprehensive (loss) income of FAH, LLC for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Equity-based (recapture of) compensation expense	$(916)	$4,677	$7,521	$11,999
Income tax expense (benefit)	$2,257	$1,459	$128,780	$(5,216)
Tax receivable agreement liability adjustment	$—	$—	$(99,620)	$—

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(16,224)	$11,149	$(153,230)	$41,460
Less: net (loss) income attributable to non-controlling interests	(1,215)	1,519	(9,912)	7,276
Net (loss) income attributable to Funko, Inc. — basic and diluted	$(15,009)	$9,630	$(143,318)	$34,184
Add: Reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	—	5,397
Net (loss) income attributable to Funko, Inc. — diluted	$(15,009)	$9,630	$(143,318)	$39,581
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	48,236,867	46,874,285	47,640,974	43,670,297
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	146,109	—	8,005,100
Add: Dilutive Funko, Inc. equity compensation awards	—	2,665,985	—	2,315,109
Weighted-average shares of Class A common stock outstanding — diluted	48,236,867	49,686,379	47,640,974	53,990,506
(Loss) earnings per share of Class A common stock — basic	$(0.31)	$0.21	$(3.01)	$0.78
(Loss) earnings per share of Class A common stock — diluted	$(0.31)	$0.19	$(3.01)	$0.73
For the three months ended September 30, 2023 and 2022, an aggregate of 10.3 million and 6.0 million, respectively, and for the nine months ended September 30, 2023 and 2022, an aggregate of 10.6 million and 1.9 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted (loss) earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended September 30, 2023 and 2022, anti-dilutive securities included 4.4 million and 4.3 million, respectively, and for the nine months ended September 30, 2023 and 2022, anti-dilutive securities included 4.4 million and 0.0 million, respectively, common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method.
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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 31% of our net sales generated outside of the United States. We also source and procure inventory, primarily out of China, Vietnam and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political unrest or instability in Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, rising interest rates and heightened inflation could reduce our net sales or have impacts to our gross margin, net income and cash flows.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have canceled their orders. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income. We have strategically adjusted our inventory buy-in to focus on core products and help mitigate this impact.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(amounts in thousands)
Net sales	$312,944	$365,607	$804,850	$989,666
Net (loss) income	$(16,224)	$11,149	$(153,230)	$41,460
EBITDA (1)	$9,918	$29,023	$42,514	$78,891
Adjusted EBITDA (1)	$25,394	$35,697	$3,745	$103,701
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$312,944	$365,607	$(52,663)	(14.4)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	208,936	237,728	(28,792)	(12.1)%
Selling, general, and administrative expenses	93,992	97,930	(3,938)	(4.0)%
Depreciation and amortization	15,465	12,555	2,910	23.2%
Total operating expenses	318,393	348,213	(29,820)	(8.6)%
(Loss) income from operations	(5,449)	17,394	(22,843)	nm
Interest expense, net	7,601	2,977	4,624	nm
Other expense, net	98	926	(828)	nm
(Loss) income before income taxes	(13,148)	13,491	(26,639)	nm
Income tax expense	3,076	2,342	734	31.3%
Net (loss) income	(16,224)	11,149	(27,373)	nm
Less: net (loss) income attributable to non-controlling interests	(1,215)	1,519	(2,734)	nm
Net (loss) income attributable to Funko, Inc.	$(15,009)	$9,630	$(24,639)	nm
Net Sales
Net sales were $312.9 million for the three months ended September 30, 2023, a decrease of 14.4%, compared to $365.6 million for the three months ended September 30, 2022. The decrease in net sales was due primarily to decreased sales to e-commerce sites, mass-market retailer and distributor customers for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of slower inventory restocking and an overall challenging retail environment.
For the three months ended September 30, 2023, the number of active properties decreased 1.2% to 753 as compared to 762 for the three months ended September 30, 2022, and the average net sales per active property decreased 13.4% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. An active property is a licensed property from which we generate sales of products during a given period. We expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.
On a geographical basis, net sales in the United States decreased 20.4% to $208.9 million in the three months ended September 30, 2023 as compared to $262.3 million in the three months ended September 30, 2022. Net sales in Europe increased 6.6% to $83.4 million in the three months ended September 30, 2023 as compared to $78.2 million in the three months ended September 30, 2022 and net sales in other international locations decreased 17.6% to $20.7 million in the three months ended September 30, 2023 as compared to $25.1 million in the three months ended September 30, 2022.

On a branded product basis, net sales of Core Collectible branded products decreased 17.4% to $233.3 million in the three months ended September 30, 2023 as compared to $282.4 million in the three months ended September 30, 2022, Loungefly branded products decreased 3.6% to $57.4 million in the three months ended September 30, 2023 as compared to $59.6 million in the three months ended September 30, 2022, and net sales of other branded products decreased 5.9% to $22.2 million in the three months ended September 30, 2023 as compared to $23.6 million in the three months ended September 30, 2022.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $208.9 million for the three months ended September 30, 2023, a decrease of 12.1%, compared to $237.7 million for the three months ended September 30, 2022. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above, partially offset by higher costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 33.2% for the three months ended September 30, 2023, compared to 35.0% for the three months ended September 30, 2022. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was driven primarily by an increase in inventory reserves and other inventory adjustments, including disposal of finished inventory held at offshore factories during the three months ended September 30, 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $94.0 million for the three months ended September 30, 2023, a decrease of 4.0%, compared to $97.9 million for the three months ended September 30, 2022. The decrease was driven primarily by a $9.5 million decrease to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), and a $1.1 million decrease to product development, offset by a $6.8 million increase in professional fees, which include consulting fees and one-time charges related to the termination of a lease agreement and related expenses.
Selling, general and administrative expenses were 30.0% and 26.8% of net sales for the three months ended September 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was due to initiatives to streamline Company operations, including one-time charges for reduction-in-force and the termination of a lease agreement and related expenses.
Depreciation and Amortization
Depreciation and amortization expense was $15.5 million for the three months ended September 30, 2023, an increase of 23.2%, compared to $12.6 million for the three months ended September 30, 2022, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $7.6 million for the three months ended September 30, 2023, an increase of 155.3%, compared to $3.0 million for the three months ended September 30, 2022. The increase in interest expense, net was due primarily to a higher average balance on debt outstanding at higher interest rates, including $141.0 million outstanding on the revolving line of credit during the three months ended September 30, 2023 as compared to $80.8 million for the three months ended September 30, 2022.

Other expense, net
Other expense, net was $0.1 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in other expense, net for the three months ended September 30, 2023 from the three months ended September 30, 2022 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $3.1 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase for the three months ended September 30, 2023 from the three months ended September 30, 2022 was primarily related to return to provision adjustments related to the 2022 tax return.
Net (loss) income
Net loss was $16.2 million for the three months ended September 30, 2023, compared to net income of $11.1 million for the three months ended September 30, 2022. The decrease in net income was primarily due to cost of sales (exclusive of depreciation and amortization) and selling, general and administrative expenses for the three months ended September 30, 2023 outpacing the net sales decrease as compared to the three months ended September 30, 2022, as discussed above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth information comparing the components of net (loss) income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Period over Period Change
	2023	2022	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$804,850	$989,666	$(184,816)	(18.7)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	581,258	649,974	(68,716)	(10.6)%
Selling, general, and administrative expenses	279,685	259,043	20,642	8.0%
Depreciation and amortization	44,334	34,509	9,825	28.5%
Total operating expenses	905,277	943,526	(38,249)	(4.1)%
(Loss) income from operations	(100,427)	46,140	(146,567)	nm
Interest expense, net	20,551	5,854	14,697	nm
Gain on tax receivable agreement liability	(99,620)	—	(99,620)	nm
Loss on debt extinguishment	494	—	494	nm
Other expense, net	519	1,758	(1,239)	(70.5)%
(Loss) income before income taxes	(22,371)	38,528	(60,899)	nm
Income tax expense (benefit)	130,859	(2,932)	133,791	nm
Net (loss) income	(153,230)	41,460	(194,690)	nm
Less: net (loss) income attributable to non-controlling interests	(9,912)	7,276	(17,188)	nm
Net (loss) income attributable to Funko, Inc.	$(143,318)	$34,184	$(177,502)	nm
Net Sales
Net sales were $804.9 million for the nine months ended September 30, 2023, a decrease of 18.7%, compared to $989.7 million for the nine months ended September 30, 2022. The decrease in net sales was due primarily to decreased sales to mass-market retailers, e-commerce sites and specialty retailer customers for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
For the nine months ended September 30, 2023, the number of active properties decreased 3.2% to 869 as compared to 898 for the nine months ended September 30, 2022, and the average net sales per active property decreased 16.0% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
On a geographical basis, net sales in the United States decreased 23.1% to $557.9 million in the nine months ended September 30, 2023 as compared to $725.7 million in the nine months ended September 30, 2022. Net sales in Europe decreased 2.7% to $193.2 million in the nine months ended September 30, 2023 as compared to $198.7 million in the nine months ended September 30, 2022 and net sales in other international locations decreased 17.7% to $53.7 million in the nine months ended September 30, 2023 as compared to $65.3 million in the nine months ended September 30, 2022.

On a branded product basis, net sales of Core Collectible branded products decreased 21.8% to $590.4 million in the nine months ended September 30, 2023 as compared to $755.1 million in the nine months ended September 30, 2022, Loungefly branded products decreased 11.1% to $159.6 million in the nine months ended September 30, 2023 as compared to $179.6 million in the nine months ended September 30, 2022 and net sales of other branded products decreased 0.2% to $54.8 million in the nine months ended September 30, 2023 as compared to $54.9 million in the nine months ended September 30, 2022.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $581.3 million for the nine months ended September 30, 2023, a decrease of 10.6%, compared to $650.0 million for the nine months ended September 30, 2022. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above, partially offset by higher costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 27.8% for the nine months ended September 30, 2023, compared to 34.3% for the nine months ended September 30, 2022. The decrease in gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven primarily by an increase in inventory reserves and other inventory adjustments, including disposal of finished inventory held at domestic and offshore factories during the nine months ended September 30, 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $279.7 million for the nine months ended September 30, 2023, an increase of 8.0%, compared to $259.0 million for the nine months ended September 30, 2022. The increase was driven primarily by a $8.3 million increase in rent, facilities and warehouse support, primarily related to the Buckeye, Arizona warehouse, a $7.2 million increase to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third party logistics expenses), and a $4.8 million increase in professional fees, which include consulting and legal fees. Selling, general and administrative expenses were 34.7% and 26.2% of net sales for the nine months ended September 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was due to initiatives to streamline Company operations, including one-time charges for reduction-in-force and the termination of a lease agreement and related expenses.
Depreciation and Amortization
Depreciation and amortization expense was $44.3 million for the nine months ended September 30, 2023, an increase of 28.5%, compared to $34.5 million for the nine months ended September 30, 2022, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $20.6 million for the nine months ended September 30, 2023, an increase of 251.1%, compared to $5.9 million for the nine months ended September 30, 2022. The increase in interest expense, net was due primarily to a higher average balance on debt outstanding, at higher interest rates, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Loss on debt extinguishment
As a result of the debt refinancing in February 2023, a $0.5 million loss on debt extinguishment was recorded for the nine months ended September 30, 2023 as unamortized debt financing fees were written-off.

Gain on tax receivable agreement liability adjustment
As a result of recognizing a full valuation allowance related to the Company’s deferred tax assets, the Company determined as of June 30, 2023 that no future tax benefits were expected to be realized under the Tax Receivable Agreement. The long-term portion of the tax receivable agreement liability was reduced and we recorded a gain of $99.6 million during the nine months ended September 30, 2023.
Other expense, net
Other expense, net was $0.5 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. Other expense, net for the nine months ended September 30, 2023 and 2022 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense (benefit)
Income tax expense was $130.9 million and income tax benefit was $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in income tax expense for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was related to recognizing a full valuation allowance on the Company’s deferred tax assets.
Net (loss) income
Net loss was $153.2 million for the nine months ended September 30, 2023, compared to net income of $41.5 million for the nine months ended September 30, 2022. The decrease in net income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to the decrease in net sales and certain increases in cost of sales (exclusive of depreciation and amortization), and selling, general and administrative expenses and tax impact related to recognizing a deferred tax asset valuation allowance, partially offset by a gain on the tax receivable agreement liability adjustment, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, (loss) earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax (benefit) expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, one-time inventory write-down, tax receivable agreement liability adjustments, one-time disposal costs for unfinished and finished goods held at offshore factories and other unusual or one-time items. We define Adjusted Net (Loss) Income as net (loss) income attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, one-time inventory write-down, tax receivable agreement liability adjustments, one-time disposal costs for unfinished and finished goods held at offshore factories and the income tax expense effect of these adjustments. We define Adjusted (Loss) Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, one-time inventory write-down, tax receivable agreement liability adjustments, one-time disposal costs for unfinished and finished goods held at offshore factories and other unusual or one-time items. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net (loss) income attributable to Funko, Inc.	$(15,009)	$9,630	$(143,318)	$34,184
Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(1,215)	1,519	(9,912)	7,276
Equity-based compensation (2)	(916)	4,677	7,521	11,999
Loss on debt extinguishment (3)	—	—	494	—
Acquisition transaction costs and other expenses (4)	5,467	—	6,921	2,850
Certain severance, relocation and related costs (5)	3,703	1,070	5,784	8,203
Foreign currency transaction loss (6)	1,074	927	1,495	1,758
One-time inventory write-down (7)	—	—	30,084	—
Tax receivable agreement liability adjustments (8)	—	—	(99,620)	—
One-time disposal costs for unfinished goods held at offshore factories (9)	—	—	2,404	—
One-time disposal costs for finished goods held at offshore factories (10)	6,148	—	6,148
Income tax expense (benefit) (11)	2,494	(2,699)	146,144	(18,767)
Adjusted net income	$1,746	$15,124	$(45,855)	$47,503
Weighted-average shares of Class A common stock outstanding-basic	48,237	46,874	47,641	43,670
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	4,443	7,150	4,430	10,321
Adjusted weighted-average shares of Class A stock outstanding - diluted	52,680	54,024	52,071	53,991
Adjusted earnings (loss) per diluted share	$0.03	$0.28	$(0.88)	$0.88

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(amounts in thousands)
Net (loss) income	$(16,224)	$11,149	$(153,230)	$41,460
Interest expense, net	7,601	2,977	20,551	5,854
Income tax expense (benefit)	3,076	2,342	130,859	(2,932)
Depreciation and amortization	15,465	12,555	44,334	34,509
EBITDA	$9,918	$29,023	$42,514	$78,891
Adjustments:
Equity-based compensation (2)	$(916)	$4,677	$7,521	$11,999
Loss on debt extinguishment (3)	—	—	494	—
Acquisition transaction costs and other expenses (4)	5,467	—	6,921	2,850
Certain severance, relocation and related costs (5)	3,703	1,070	5,784	8,203
Foreign currency transaction (gain) loss (6)	1,074	927	1,495	1,758
One-time inventory write-down (7)	—	—	30,084	—
Tax receivable agreement liability adjustments (8)	—	—	(99,620)	—
One-time disposal costs for unfinished goods held at offshore factories (9)	—	—	2,404	—
One-time disposal costs for finished goods held at offshore factories (10)	6,148	—	6,148
Adjusted EBITDA	$25,394	$35,697	$3,745	$103,701
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges (recapture of charges) related to equity-based compensation programs, which vary from period to period depending on the timing of awards and forfeitures.
(3)Represents write-off of unamortized debt financing fees for the nine months ended September 30, 2023.
(4)For the three and nine months ended September 30, 2023, includes costs related to the termination of a lease agreement and related expenses, partially offset by acquisition-related benefits. For the nine months ended September 30, 2022, includes acquisition-related costs related to investment banking and due diligence fees.
(5)For the three and nine months ended September 30, 2023, includes charges to remove leasehold improvements and return multiple Washington-based warehouses, and charges related to severance and benefit costs for a reduction-in-force. For the three and nine months ended September 30, 2022, includes charges related to one-time relocation costs for U.S. warehouse personnel and inventory in connection with the opening of a new warehouse and distribution facility in Buckeye, Arizona.
(6)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(7)For the nine months ended September 30, 2023, represents a one-time inventory write-down to improve U.S. warehouse operational efficiency.
(8)Represents reduction of the tax receivable agreement liability as a result of recognizing a full valuation allowance of the Company’s deferred tax assets and anticipated inability to realize future tax benefits.
(9)For the nine months ended September 30, 2023, represents one-time disposal costs related to unfinished goods held at offshore factories.
(10)For the three and nine months ended September 30, 2023, represents one-time disposal costs related to finished goods held at offshore factories primarily due to customer order cancellations.
(11)Represents the income tax expense effect of the above adjustments, except for the tax liability receivable adjustment. This adjustment uses an effective tax rate of 25% for all periods presented. For the nine months ended September 30, 2023, this also includes $123.2 million recognized valuation allowance on the Company’s deferred tax assets. For the nine months ended September 30, 2022, this also includes the $11.0 million discrete benefit from the release of a valuation allowance on the outside basis deferred tax asset.

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
Liquidity and Capital Resources
The following table shows summary cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(2,867)	$(64,682)
Net cash used in investing activities	(35,584)	(60,097)
Net cash provided by financing activities	51,309	66,797
Effect of exchange rates on cash and cash equivalents	(173)	(525)
Net change in cash and cash equivalents	$12,685	$(58,507)
Operating Activities. Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2023, compared to $64.7 million for the nine months ended September 30, 2022. Changes in net cash used in operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash used in operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The decrease in net cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to changes in working capital that increased cash provided by operating activities by $236.0 million. The working capital increase was primarily due to increases in inventory of $190.9 million, prepaid expenses and other assets of $40.6 million and decreases in accrued expense and other current liabilities of $27.5 million, offset by increases in accounts payable of $29.8 million and accrued royalties of $18.2 million.

Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the nine months ended September 30, 2023, net cash used in investing activities was $35.6 million, primarily related to purchases of tooling and molds used in production for our product lines and warehouse equipment for the U.S. consolidated warehouse and distribution center. In addition, we used $5.3 million in net cash for the acquisition of MessageMe, Inc. (d/b/a HipDot). For the nine months ended September 30, 2022, net cash used in investing activities was $60.1 million and was primarily related to purchases of tooling and molds used in our production product lines and for the acquisition of Mondo.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the TRA Parties and proceeds from the exercise of equity-based options.
For the nine months ended September 30, 2023, net cash provided by financing activities was $51.3 million, primarily related to a draw of $71.0 million on the New Revolving Credit Facility (as defined below), offset by payments of $16.9 million on the Company’s New Term Loan Facility (as defined below) and equipment finance loan and distributions to the TRA Parties of $1.1 million. For the nine months ended September 30, 2022, net cash used in financing activities was $66.8 million, primarily related to a draw of $90.0 million on the New Revolving Credit Facility, offset by payments of $13.5 million on the Company’s New Term Loan Facility and distributions to the TRA Parties of $10.5 million.
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

On February 28, 2023, the Credit Agreement Parties entered into Amendment No. 3 (the “Third Amendment”) to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the New Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (each as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment will reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment. We cannot assure you that we will be able to maintain compliance with our financial covenants as amended after the Waiver Period, or that we will be able to further amend the New Credit Agreement should similar circumstances arise in the future. As of February 28, 2023, the Company had $141.0 million in borrowings outstanding under the New Revolving Credit Facility.
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
As of September 30, 2023 and December 31, 2022, we were in compliance with all covenants in our respective credit agreements in effect at such time. Subsequent to the Third Amendment, we expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen, such as due to the COVID-19 pandemic or international conflict, and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our New Credit Agreement.

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
As of September 30, 2023, we had $144.0 million of indebtedness outstanding under our New Term Loan Facility (net of unamortized discount of $2.1 million) and $141.0 million outstanding borrowings under our New Revolving Credit Facility, leaving $0.0 million available under our New Revolving Credit Facility.
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
Future Sources and Uses of Liquidity
As of September 30, 2023, we had $31.9 million of cash and cash equivalents and $(16.8) million of working capital, compared with $19.2 million of cash and cash equivalents and $111.8 million of working capital as of December 31, 2022. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on New Revolving Credit Facility.
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

Additional future liquidity needs may include tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including integration of our warehouse management system (WMS), additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, the Company will record a liability related to the Tax Receivable Agreement and, if that occurs, we expect that the payments we will be required to make to the TRA Parties will be significant. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
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

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability every quarter and valuation allowances are established when management determines, based on all the available evidence, that it is more likely than not that a deferred asset will not be realized. In reviewing all the available evidence management looks at historical pre-tax income or losses, projected future taxable income or loss, and the expected timing of the reversals of existing temporary differences, as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for purposes of determining the proper balances of such valuation allowances. As a result of this review, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position as of June 30, 2023, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2023. There was no change to that assessment as of September 30, 2023. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could impact the financial statements within the period of change.
Pursuant to the Tax Receivable Agreement, the Company is required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that the Company realizes. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then the Company would not be required to make the related Tax Receivable Agreement Payments, and this would reduce the liability under the Tax Receivable Agreement (“TRA Liability”) accordingly.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the Tax Receivable Agreement are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2023. There was no change to that assessment as of September 30, 2023. If utilization of the deferred tax assets subject to the Tax Receivable Agreement becomes more likely than not in the future, the Company will record a liability related to the Tax Receivable Agreement, which would be recognized as pre-tax expense within the consolidated statements of operations and comprehensive (loss) income.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has concluded, based on its evaluation as of September 30, 2023, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2022 Annual Report on Form 10-K.
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
We anticipate that our remediation efforts will continue throughout 2023 however, we cannot provide assurance as to when our remediation measures will be fully complete, and the material weaknesses cannot be considered fully remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than management’s continuing efforts to remediate the material weaknesses discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect, particularly in light of the macroeconomic pressures impacting the global economy and consumer demand. Further, achieving these objectives will require investments that may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we have in the past decided and may in the future decide to divest or discontinue certain brands or products or streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.
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
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the nine months ended September 30, 2023, we incurred a one-time inventory write-down of $30.1 million due to our decision to increase operational efficiency and reduce storage costs and $8.6 million in unfinished and finished goods held at offshore factories, which contributed to the Company’s net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,293 as of September 30, 2023. We also lease distribution centers in the U.S. and the United Kingdom and utilize third party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. In August 2022, we announced that we were delaying the remaining steps for implementation of our enterprise resource planning software to 2023, which has caused us to incur increased costs and adversely impacted our financial results. At December 31, 2022, we determined the enterprise resource planning project was not feasible for its intended use and abandoned the cloud computing arrangement and incurred a write down of $32.5 million. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. In July 2023, we announced that Brian Mariotti, our then-Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our Board of Directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the Board of Directors and entered into an Advisor Agreement with the Company. No assurance can be made that this change in our leadership will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 68% and 76% of our sales for the nine months ended September 30, 2023 and 2022, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 38% and 46% of our sales for the nine months ended September 30, 2023 and 2022, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of September 30, 2023, we had a reserve of $23.3 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2022 and the first three quarters of 2023, the retail industry faced reductions in sales due to macroeconomic uncertainty which adversely impacted our sales.
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 41% and 44% of our sales for the nine months ended September 30, 2023 and 2022, respectively.
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
The COVID-19 pandemic adversely impacted our business. Ongoing impacts from COVID-19 could materially adversely impact our business, financial condition and results of operations going forward.
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
During the nine months ended September 30, 2023, our business did not experience a material effect from COVID-19, however, any renewed surge that leads to the curtailment of activities by businesses and consumers in much of the world, including as a result of restrictions imposed by governments and others to limit the spread of the disease and its variants such as through business and transportation shutdowns and restrictions on people’s movement and congregation, would adversely affect our business, financial position and results of operations going forward. Other pandemics or health crises may have similar adverse impacts.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, price competition and acquisitions. For the nine months ended September 30, 2023 and 2022, our gross margins (exclusive of depreciation and amortization) were 27.8% and 34.3%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
We spend considerable resources in designing and developing products in conjunction with planned movie, television, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent such as accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. For example, in the summer of 2023, both the Writers’ Guild of America and Screen Actors Guild – American Federation of Television and Radio Artists (“SAG-AFTRA”) voted to authorize strikes by their respective members and the SAG-AFTRA strike remains ongoing. These strikes have resulted in projects that were originally scheduled for 2023 release dates to be delayed into 2024, and may delay further development and production of new and ongoing productions. Any such delay or cancellation may decrease the number of products we sell and harm our business.

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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectibles. Sales of our Core Collectible branded category products accounted for approximately 73% and 76% of our sales for the nine months ended September 30, 2023 and 2022, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2023 and December 31, 2022, we recorded reserves of $2.4 million and $0.8 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of September 30, 2023, we owned approximately 119 registered U.S. trademarks, 277 registered international trademarks, 29 pending U.S. trademark applications and 74 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In July 2023, we announced that Brian Mariotti, our then-Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our Board of Directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the Board of Directors and entered into an Advisor Agreement with the Company. These changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, as we did in connection with our cost-cutting reduction-in-force measures during the nine months ended September 30, 2023, there have been and may in the future be adverse consequences for our corporate culture and employee morale. No assurance can be made that our cost cutting measures, including our recent reduction in force, will not harm our corporate culture, employee morale, or have a material adverse impact on our business, financial condition and results of operations. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

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

Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. Developing products that satisfy the market’s evolving expectations for product composition may require us to incur significant costs. Reporting expectations are also increasing, with a variety of stakeholders seeking increased information on climate related risks. For example, several regulators, such as the SEC and the State of California, have adopted, or are considering adopting, rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting and other disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. All of these risks may also impact our suppliers or business partners, which may indirectly impact our business, financial condition, or results of operations.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 31% and 27% of our sales for the nine months ended September 30, 2023 and 2022, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•currency conversion risks and currency fluctuations;
•limitations on the repatriation of earnings;
•potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business;
•political instability, civil unrest, war and economic instability, such as the current situation with Ukraine and Russia or Israel and Hamas and any impacts on surrounding regions;
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
•natural disasters and pandemics, including related to COVID-19, the greater difficulty and cost in recovering therefrom;
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
As a company that designs and sells consumer products, we are subject to significant government regulation, including, in the United States, under the Child Status Protection Act (the “CPSA”), the Federal Hazardous Substances Act (the “FHSA”), the Consumer Product Safety Improvement Act (the “CPSIA”) and the Flammable Fabrics Act (the “FFA”), as well as under product safety and consumer protection statutes in our international markets. There can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. This risk is exacerbated by our reliance on third parties to manufacture our products. See “Our use of third-party manufacturers to produce our products presents risks to our business.”
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

For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. Following a review by U.S. Customs, it was determined that we owed $1.0 million in penalties and interest related to the underpayment. This payment was made during the three months ended September 30, 2023.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed pending final resolution of the motion to dismiss in the Ferreira action. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher, et al. v. Mariotti. The Company has reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher, et al. v. Mariotti and the actions are stayed pending finalization of the settlement.

On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. The Company moved to dismiss the Silverberg complaint on April 3, 2023. Plaintiff responded on May 3, 2023, and briefing was completed on May 18, 2023. The motion remains pending before the Court of Chancery.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. The Company moved to dismiss twice, and the Court twice granted our motions to dismiss, the second time with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition, and the case was remanded to the Superior Court for further proceedings. We filed our answer on September 19, 2022, and discovery is currently ongoing. Plaintiffs filed a motion for class certification on July 7, 2023, and briefing was completed on the class certification motion on October 25, 2023.
On June 4, 2018, a putative class action lawsuit entitled Kanugonda v. Funko, Inc., et al. was filed in the United States District Court for the Western District of Washington against us, certain of our officers and directors, and certain other defendants. On January 4, 2019, a lead plaintiff was appointed in that case. On April 30, 2019, the lead plaintiff filed an amended complaint against the previously named defendants. Funko moved to dismiss the Complaint in the federal action, now captioned Berkelhammer v. Funko, Inc. et al., on June 14, 2023. Plaintiff filed an opposition on July 27, 2023, cross moving for an order voluntarily dismissing the action without prejudice so that he can pursue status as a class representative in In re Funko, Inc. Securities Litigation, or in the alternative, a court order denying defendants’ motion to dismiss. Briefing completed on August 18, 2023. On October 13, 2023, the District Court granted plaintiff’s motion for voluntary dismissal without prejudice, denied defendants’ motion to dismiss, and dismissed the action.
The case in Washington state court alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
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

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on October 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. Defendants’ motion to dismiss is due December 15, 2023, and the motion will be fully briefed by March 22, 2024.
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
We rely to a large extent on our online presence to reach consumers and use third-party social media platforms as marketing tools. For example, we maintain Facebook, X (formerly Twitter), Instagram, TikTok and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.

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
On September 17, 2021, we entered into a new credit agreement (the "New Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "New Term Loan Facility") and a revolving credit facility of $100.0 million (the "New Revolving Credit Facility" and together with the New Term Loan Facility, the " New Credit Facilities"). Proceeds from the New Term Loan Facility were primarily used to repay the Company’s former term loan facility. On July 29, 2022, the New Credit Agreement was further amended by the Second Amendment, which, among other things, increased the New Revolving Credit Facility to $215.0 million. On February 28, 2023, we entered into a further amendment (the "Third Amendment") to the New Credit Agreement to, among other things, (i) modify the financial covenants under the New Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the New Revolving Credit Facility from $215 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction shall be permanent after the Waiver Period, (iii) restrict the ability to draw on the New Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the New Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the New Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the New Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the New Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment will reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the New Credit Agreement prior to the Third Amendment. As of September 30, 2023, we had $282.9 million of indebtedness outstanding under our New Credit Facilities, consisting of $144.0 million outstanding under our New Term Loan Facility (net of unamortized discount of $2.1 million) and $141.0 million outstanding borrowings under our New Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of September 30, 2023, the Company had $16.6 million outstanding under the Equipment Finance Loan.

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
We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, including due to market volatility and uncertainty resulting from COVID-19, the wars in Ukraine and Israel or the potential for U.S. sovereign debt default, among other factors. As discussed above, the New Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities, which restrictive covenants contain additional limitations on our ability to raise debt and issue new equity (other than common equity) during the Waiver Period. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business, respond to business challenges and continue as a going concern could be significantly limited.

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
We entered into a Stockholders Agreement with TCG (the “Stockholders Agreement”) in connection with TCG’s acquisition of our stock from another stockholder, as well as a Joinder and Amendment to our Registration Rights Agreement, both of which became effective at the closing of the ACON Sale. Pursuant to the Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the Stockholders Agreement) beneficially own directly or indirectly, in the aggregate at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). The TCG Related Parties are not entitled to designate any TCG director designee if at any time, the TCG Related Parties beneficially own, directly or indirectly, in the aggregate less than 10% of all issued and outstanding shares of Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill any applicable vacancies on the board of directors.
In addition, the Stockholders Agreement provides that for as long as the TCG Related Parties, beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, including:
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
•the issuance of additional shares of Class A common stock, Class B common stock, preferred stock or other equity securities of us other than (x) under any stock option or other equity compensation plan approved by our board of directors or the compensation committee, or (y) pursuant to the exercise or conversion of any options, warrants or other securities existing as of the date of the Stockholders Agreement or, in the event such creation would materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, equity securities of any of our subsidiaries;
•any amendment or modification of our certificate of incorporation or bylaws or any similar organizational documents of any of our subsidiaries that would, in either case, materially and adversely impair the rights of the TCG Related Parties as holders of our Class A common stock, and
•except to the extent of the express restrictions applicable to TCG and its controlled affiliates in the Stockholders Agreement, any action to adopt, approve or implement any plan, agreement or provision that would, among other things, negatively affect TCG’s or its controlled affiliates’ ability to continue to hold or acquire additional shares of our capital stock or other securities.
Additionally, the Continuing Equity Owners who, as of October 31, 2023, collectively hold approximately 9.3% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our Tax Receivable Agreement (the “TRA Parties”) may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.

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
We have no material assets other than our ownership of 50,405,278 common units of FAH, LLC as of October 31, 2023, representing approximately 94.8% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
As of October 31, 2023, we had an aggregate of 149,594,722 shares of Class A common stock authorized but unissued, as well as approximately 2,745,351 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2023, 2,469,654 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,392,240 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of September 30, 2023, we had granted 2,089,550 shares of Class A common stock underlying stock options and 2,224,236 shares of Class A common stock underlying restricted stock units and 125,531 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
•we require advance notice and duration of ownership requirements for stockholder proposals; and
•we have opted out of Section 203 of the Delaware General Corporation Law of the State of Delaware, or the DGCL, however, our amended and restated certificate of incorporation contains provisions that are similar to Section 203 of the DGCL (except with respect to TCG and certain other parties, including certain affiliates, associates and transferees of TCG).
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
On September 5, 2023, Andy Oddie, Chief Commercial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 218,768 shares of the Company’s common stock between January 2, 2024 and December 31, 2024, subject to certain conditions.
On September 13, 2023, Tracy Daw, Chief Legal Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 219,110 shares of the Company’s common stock between January 2, 2024 and June 28, 2024, subject to certain conditions.
On September 15, 2023, Andrew Perlmutter, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 289,022 shares of the Company’s common stock between January 2, 2024 and June 3, 2024, subject to certain conditions.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Second Amendment to Amended and Restated Employment Agreement, by and between the Company and Andrew Perlmutter	8-K	001-38274	10.1	8/15/2023

10.2	Advisor Agreement, by and between the Company and Brian Mariotti, dated September 1, 2023	8-K	001-38274	10.1	9/1/2023

10.3	Letter between the Company and Michael Lunsford, dated July 13, 2023	8-K	001-38274	10.1	7/18/2023

10.4	Letter between the Company and Brian Mariotti, dated July 13, 2023	8-K	001-38274	10.2	7/18/2023

31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: November 2, 2023	By:	/s/ Steve Nave
Steve Nave
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)