Form 10-K
period 2023-12-31
Funko, Inc.
filed 2024-03-07
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $372.3 million.
As of March 5, 2024, the registrant had 50,792,897 shares of Class A common stock outstanding and 2,276,507 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•“TCG" refers to TCG 3.0 Fuji, LP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•As a purveyor of licensed pop culture consumer products, we are largely dependent on content development and creation by third parties, and are subject to a number of related risks including, but not limited to, the creation of compelling content by licensors, and the market appeal of the properties we license and the products we create.
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

PART I
ITEM 1. BUSINESS
Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the belief that everyone is a fan of something, and Funko aims to have something for every fan. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, plush, homewares, and digital non-fungible tokens ("NFTs"), which we make available at highly accessible price points under our Funko, Loungefly and Mondo brands. We believe we sit at the nexus of pop culture—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
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
Evolution of Content
Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. Additionally, there has been an increase in high-quality scripted television series in recent years as content providers vie for binge worthy shows to attract consumers. Although recent strikes by the Writers Guild of America and the Screen Actors Guild have interrupted content creation, we expect content providers to continue to invest in new high-quality original content. The proliferation and globalization across content types has fostered fan loyalty and stimulated licensed product purchases.

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
Growing Cultural Relevance
As pop culture engagement has increased, we believe fandom has become a pastime, and fans are more openly passionate about all forms of pop culture. Social media is driving the importance of pop culture as fans increasingly want to engage with the content across their social communities to show affinity for their favorite content. Three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2023, drew sell-out crowds and reaching capacity at each event location. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across all demographic categories of fans.
Our Strategic Differentiation
Deep and Extensive Licensing Partnerships
We have strong licensing relationships with many established content providers and strive to partner with content providers across multiple genres, including movies, television, video games, anime, sports, and music. In 2023, we had license agreements with over 250 content providers covering approximately 900 active licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios of licensed property in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.
Diverse Range of Properties
We strive to license every pop culture property that we believe is relevant to our consumers. Over the last decade, we have built strong relationships with content providers and currently have a catalog of licenses covering hundreds of properties that we believe is one of the industry’s largest. Our licensed property portfolio encompasses a diverse range of genres to ensure our products have broad consumer appeal. Many of our licensed properties are "evergreen" in nature—properties that are not tied to a current or new content release, such as Mickey Mouse, Harry Potter or classic Batman. We often have visibility into the new release schedule of our content providers and our expansive license portfolio allows us to dynamically manage new product creation. This allows us to adjust the mix of products based on evergreen properties and new releases, depending on the media release cycle. As a result, we can manage our business to capitalize on pop culture trends, which has allowed us to lessen our dependence on individual content releases. This allows our business to be diversified across properties, as well as evergreen and current content.

For the years ended December 31, 2023, 2022 and 2021, no single property accounted for more than 6% of our sales, and the portion of our sales for the years ended December 31, 2023, 2022 and 2021 attributable to our top five properties was 17%, 18% and 20%, respectively. Additionally, the portion of our sales related to evergreen properties for the years ended December 31, 2023, 2022 and 2021 was approximately 67%, 64% and 67%, respectively.
Broad Portfolio of Brands
We create products to attract a broad array of fans across consumer demographic groups. We believe our broad appeal comes from our large selection of licenses and properties that we apply across a variety of product categories and brands. We do not limit ourselves by targeting discrete demographics such as only collectors or children seeking the latest (and often short-lived) toy craze. We strive to have something for everyone by offering figures and other product categories including bags, wallets, apparel, plush, accessories, homewares and more. We expect to continue to look for ways to diversify our product offerings to reach an even broader group of consumers.
In addition to offering multiple properties and product categories, we create and sell a variety of unique brands that have their own look and feel. Our brand portfolio includes Core Collectibles (which include Pop! Vinyl, as well as other branded lines such as Soda, Bitty Pop!, and Pop! Yourself), Loungefly (softlines including bags, wallets, backpacks and apparel) and Other (which includes our emerging brands, such as Digital Pop! and Mondo). The portion of sales attributed to Core Collectible branded products in the years ended December 31, 2023, 2022 and 2021 was 73%, 76% and 80%, respectively. The portion of sales attributed to Loungefly branded products in the years ended December 31, 2023, 2022 and 2021 was 20%, 19% and 15%, respectively. The portion of sales attributable to Other branded products in the years ended December 31, 2023, 2022 and 2021 was 7%, 5%, and 5%.
Broad Consumer Appeal and Engagement
Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We estimate that enthusiasts, who are more engaged in pop culture, and collectors, who regularly purchase our products and self-identify as collectors, each make up approximately one-third of our consumers. We create products to appeal to a broad array of fans across consumer demographic groups. We strive to keep our products at an accessible price point, generally under $15 for our figures, which allows our fans to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and categories. Our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or our own Funko themed events. Additionally, we seek to drive direct engagement with our fans through in-person experiences at our flagship retail stores and fan events, as well as digitally through our websites, mobile application and various social media platforms. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.
Diversified Global Distribution Network
We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers, and e-commerce sites, as well as directly to consumers primarily through our owned websites and two flagship retail stores. We can provide our retail customers a customized product mix designed to appeal to their consumer bases. Our key retail partners in the United States include Target, Amazon, GameStop and Hot Topic. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, and Fnac. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.
Additionally, we are continuing to invest in our direct-to-consumer channel to expand our reach and further strengthen our relationship with our fan base. Our direct-to-consumer channel includes our own e-commerce websites in the U.S. and Europe as well as our two flagship retail stores located in the U.S. In 2022, we launched a secondary market resale channel directly through eBay.

Leading Design and Creative Capabilities
Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, our creativity and designs allow us to reinvigorate classic evergreen content by infusing a fresh, unique aesthetic into characters that enjoy enduring passion and nostalgia from fans. With the help of our in-house creative team, we have also developed our own proprietary intellectual property, such as our Pop! Yourself. As a result of our creative capabilities and broad portfolio of licenses, we create a substantial number of new products each year.
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
We have the ability to leverage evergreen or back catalog content by creating fun, whimsical and nostalgic programs to be sold at retail that resonate with fans. Our evergreen programs include new versions of well-known characters or new product form factors such as Bitty Pop!.
Additionally, we intend to strategically focus on growing within genres that we believe we have underpenetrated, such as anime, sports and music. We expect to do this by expanding our license portfolio, creating new products or designs that resonate with fans and strategically expanding our distribution of these products. Within anime, we continue to add new license relationships with multiple new properties. In the sports category, we are continuing to leverage our broad range of sports licenses. Additionally, within the music category, we are expanding our license base to include more artists.
We expect to continue to utilize our in-house creative team to create new designs, products and brands that resonate with our core consumers.
Extend Funko’s International Reach
We believe the rise of pop culture and deep fan loyalty are global. We believe our sales are currently underpenetrated internationally as we generate the majority of our net sales in the United States. Sales generated from customers outside of the United States accounted for approximately 31%, 27% and 28% of our sales for the years ended December 31, 2023, 2022 and 2021, respectively. We are continuing to invest in the growth of our international business, primarily in Europe, both directly and through third party distributors. In 2020, we launched our own e-commerce website in Europe, www.funkoeurope.com which has since expanded into additional countries throughout Europe. We believe there are opportunities to further grow our sales in other regions, such as Latin America, Canada, Oceania and APAC, by expanding our direct sales to retailers or through distributor relationships.

Increase our Direct-to-Consumer Business
We view our direct-to-consumer business, which includes our e-commerce websites, www.funko.com, www.funkoeurope.com, www.loungefly.com, and www.mondoshop.com and two flagship retail stores, as a significant growth opportunity and an important vehicle for expanding our reach and broadening our relationship with our fans. We plan to build a robust online platform and to enhance our digital capabilities to provide the infrastructure to scale this business over the long-term. In 2023, we launched a website platform in the U.S. that consolidated our brands under one online shopping cart. Our direct-to-consumer strategy also provides us with an opportunity to utilize data and trend analysis to inform our overall business strategy. We believe our direct-to-consumer business will help us strengthen our connection with our fans, deepen consumer engagement to drive customer lifetime value, build brand awareness with new audience segments, and support our retail customers. In addition, we plan to leverage our direct-to-consumer business to bring new products and licenses to market quickly to keep pace with rapidly evolving pop culture trends.
Product Lines and Licenses
We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current or new release, and which are less subject to pop culture trends. Additionally, by utilizing our in-house creative team we have the ability to develop our own content and intellectual property. Our current products are principally figures, fashion accessories, apparel, plush products, accessories, homewares, and NFTs.
Our Brands and Designs
Under the Funko brand, we have multiple proprietary brands under which most of our products are marketed. Currently, our principal proprietary brands include Pop!, Loungefly and Mondo.
Pop!, introduced in 2010, is our most well-recognized brand. The Pop! Vinyl stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose. Our standard Pop! Vinyl figure stands about four inches tall. The Pop! brand has also been applied across many of our other product categories, including games, plush, accessories, apparel and homewares. Core Collectible branded products, which include Pop! Vinyl, represented 73%, 76% and 80% of our sales in 2023, 2022 and 2021, respectively.
Our Loungefly branded products are generally fashion accessories including stylized handbags, backpacks, wallets, clothing, and other accessories. Loungefly branded products represented 20%, 19% and 15% in 2023, 2022 and 2021, respectively.
Other brands we market under include Mystery Minis, Bitty Pop!, and Pop! Yourself. In addition, we also develop product lines that we market under the broader Funko brand, such as Funko action figures, Funko Soda, and Funko Plush product lines. In 2022, we completed our acquisition of Mondo Collectibles, a boutique collectibles brand specializing in high-end collectibles as well as limited edition art prints and vinyl records. We expect to continue to develop new product designs and lines, which may develop into proprietary brands in the future.

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
License Agreements. Our license agreements permit us to use the intellectual property of our licensors in connection with the products we design and sell. These license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license, and as a result, upon termination of the license, we no longer have the right to sell these products. A number of these license agreements relate to properties that are significant to our business and operations. Our license agreements typically have terms of between two and three years and are not automatically renewable. However, we believe we have strong relationships with our licensors, and have historically been able to renew productive licenses on commercially reasonable terms.
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2023, 2022 and 2021, the average royalty rate was 16.4%, 16.1% and 15.7%, respectively. Our royalty expense for any given year will vary depending on the mix of products and properties sold during that year. For the years ended December 31, 2023, 2022 and 2021, we incurred royalty expenses of $179.7 million, $213.1 million and $161.6 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels.
In addition, our license agreements usually require us to obtain the licensor’s approval of products we develop under the license prior to making any sales. They also typically provide for a minimum guarantee that covers all licensed properties under that license agreement, a portion of which is generally required to be paid in advance, and the amount of which is negotiated based on a variety of factors, including past and expected sales and the licensor’s expected line-up of new releases. Historically, we have a strong track record for meeting minimum guarantees under our license agreements. For the years ended December 31, 2023, 2022 and 2021, we recorded reserves of $4.5 million, $0.8 million and $0.7 million, respectively, related to prepaid royalties we estimated would not be recovered through sales.
For the year ended December 31, 2023, 31% of sales were related to the Company's five largest license agreements, with no individual license agreement accounting for more than 10% of sales. For the year ended December 31, 2022, 13% of sales were related to the Company's largest license agreement, with no other license agreement accounting for more than 10% of sales. For the year ended December 31, 2021, 26% of sales were related to the Company’s two largest license agreements (13% each) with no other license agreements accounting for more than 10% of sales.
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

•Current Releases. Properties in the current release category typically are tied to new movie releases, current television series or new video game titles. These properties are intended to capitalize on the excitement of fans surrounding the launch of new content. Products that we design and sell based on new movie releases are expected to have a limited duration of market demand, depending on the popularity of the title. Examples of new movie releases are Spider-Man Across the Spider-Verse and Guardians of the Galaxy Vol. 3. Additionally, products that we design and sell based on current television series or new video game titles are expected to have a market demand depending on the popularity and longevity of the title, which is generally expected to be multiple years. Examples of our current TV properties include One Piece, The Mandalorian, Demon Slayer, Naruto, My Hero Academia, and Stranger Things. Examples of our current video game properties are Fortnite, Overwatch and Five Nights at Freddy’s.
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
Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturers. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping, with a minimal upfront investment for most figures of $5,000 to $10,000 in tooling, molds and internal design costs. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours.
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
Sales
We sell our products to a diverse network of customers throughout the world as well as directly to our consumers primarily through our own websites and two flagship retail stores. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Target, Amazon, GameStop and Hot Topic. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, and Fnac. In addition to major retailers, we also sell our products to distributors for sale to specialized retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence.
We also sell our products directly to consumers through our e-commerce business, two flagship retail stores and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 21%, 13% and 11% of our sales for 2023, 2022, and 2021, respectively. We intend to continue to increase our focus on these efforts in the future. In 2023, we relaunched our U.S. website platform that consolidated www.funko.com and www.loungefly.com under one online shopping cart. We also utilize www.funkoeurope.com to serve customers in the UK and several countries in Europe.
We believe we have a diverse customer base, with our top ten customers representing approximately 43%, 44% and 45%, of our 2023, 2022, and 2021 sales, respectively. No single customer accounted for over 10% of revenues during these periods.
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
We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2023 and 2022, we had reserves for sales allowances of $44.1 million and $57.3 million, respectively.

Marketing
We believe Funko’s trendsetting and nostalgia-based product assortment is a unique voice in the pop culture marketplace, and that our expansive retailer presence, high engagement rates across our owned channels, and devout fan base create fervor for the Funko brand. Our ability to effectively engage with our customers has resulted in a deep affinity for Funko and our products.
Funko continues to acquire new fans through high profile social media sites such as Facebook, X (formerly Twitter), Instagram, TikTok and YouTube. We continue to expand our reach globally through our compelling content, events and personal engagement with our fan base. We also plan to develop and implement new marketing programs aimed at driving traffic to our websites and new customer acquisition targeted to specific products and properties.
Competition
We are a worldwide leader in the design, manufacture and marketing of licensed pop culture and other products, in a highly competitive industry. We compete with toy and fashion accessory companies across our product categories, some of which have substantially more resources, stronger name recognition, and longer operating histories than us, and which benefit from greater economies of scale. We also increasingly compete with large toy companies for shelf space at leading mass market and other retailers. We also compete with numerous smaller domestic and foreign collectible toy and fashion accessory designers and manufacturers across our product categories. Our competitive advantage is based primarily on the creativity and quality of the design of our products, our price points, our broad consumer appeal, our license portfolio and our ability to bring new products to market quickly.
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
Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2023, we owned approximately 118 registered U.S. trademarks, 300 registered international trademarks, 8 pending U.S. trademark applications and 68 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”

Government Regulation
Our products sold in the United States are subject to the provisions of multiple statutes, including the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) and the Flammable Fabrics Act (“FFA”), and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market any consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states and our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including Canada, Australia, Europe and Asia.
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
In relation to our sales and marketing activities, we are subject to various consumer protection rules and regulations promulgated and/or enforced by various federal and state regulators such as the U.S. Federal Trade Commission, and state attorneys general as well as non-U.S. regulatory authorities that relate to advertising, product delivery and other consumer-facing practices. In addition, our online products and services, including our e-commerce and digital communications activities, are or may be subject to U.S. and non-U.S. data privacy and cybersecurity laws, such as the U.S. Children’s Online Privacy Protection Act, the California Consumer Privacy Act (“CCPA”), and the EU/UK General Data Protection Regulation (“GDPR”).
We are subject to various other federal, state, local and international laws and regulations applicable to our business, including export controls, and have established processes for compliance with these laws and regulations.
These laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. These changes may occur immediately or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. As we expand our business into new markets or introduce new features or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions.
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
In addition to offering market competitive salaries and wages, we offer comprehensive health and 401(k) benefits to eligible employees. Our core benefits packages are supplemented with specific programs centered around voluntary benefits, paid time away from work, training and employee physical and mental well-being.

As of December 31, 2023, we employed 1,269 full-time employees. We employed 1,036 people in North America, 211 people in Europe and 22 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2023, 2022 and 2021 approximately 55%, 53% and 59%, respectively, of our net sales were generated in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.
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

Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 7, 2024):

Name	Age	Position(s)
Michael Lunsford	56	Interim Chief Executive Officer, Director
Andrew Perlmutter	46	President, Director
Steve Nave	53	Chief Financial Officer and Chief Operating Officer
Tracy Daw	58	Chief Legal Officer and Secretary
Andy Oddie	51	Chief Commercial Officer
Charles Denson	67	Chairman of the Board of Directors
Trevor Edwards	61	Director
Diane Irvine	65	Director
Jesse Jacobs	48	Director
Michael Kerns	47	Director
Sarah Kirshbaum Levy	53	Director
Executive Officers
Michael Lunsford has served as Funko, Inc.'s Interim Chief Executive Officer since July 2023 and on the board of directors of Funko, Inc. since October 2018. Mr. Lunsford served as an Advisor and Vice President of McClatchy, Inc. from 2017 to September 2020. Mr. Lunsford previously served as the Chief Executive Officer of SK Planet, Inc. from 2013 until 2018 and as interim Chief Executive Officer of shopkick, Inc. in 2016. From 2008 to 2013, Mr. Lunsford held various management roles with RealNetworks, Inc., including interim Chief Executive Officer and Executive Vice President and General Manager of RealNetworks’ Core Business and Chief Executive Officer of Rhapsody. Mr. Lunsford also served on the board of directors of shopkick, Inc. from 2013 to 2018, and on the boards of directors of various portfolio companies owned by SK Planet, Inc. from 2013 to 2018. From 2014 to 2018, Mr. Lunsford served on the board of directors of the University of North Carolina Board of Visitors and IslandWood. Mr. Lunsford received an M.B.A. and a B.A. in Economics from The University of North Carolina. We believe Mr. Lunsford’s broad management, retail and e-commerce experience make him well-qualified to serve as a member of our board of directors.
Andrew Perlmutter has served as Funko, Inc.’s President since December 2022 as well as from October 2017 to January 2022 and as a member of the Funko, Inc. board of directors since December 2022. Mr. Perlmutter served as Funko Inc.'s Chief Executive Officer from January 2022 to December 2022. Mr. Perlmutter was the Senior Vice President of Sales of FAH, LLC from June 2013 to October 2017. Prior to joining Funko, Mr. Perlmutter was a co-founder of Bottle Rocket Collective, a board and travel games company, where he oversaw product manufacturing and sales from December 2012 until December 2013. Mr. Perlmutter received a B.A. in Interpersonal Communications from Southern Illinois University. We believe Mr. Perlmutter’s knowledge of the pop culture industry and many years of experience as our President make him well-qualified to serve as a member of our board of directors.
Steve Nave has served as Funko, Inc.’s Chief Financial Officer and Chief Operating Officer since February 2023, and prior to that had served as an operations consultant to the Company since November 2022. Mr. Nave has served as Founding Member of Kingsley-Malta Capital, a family investment fund focused on venture capital and private equity investments, from April 2019. Mr. Nave served as President and Chief Executive Officer of Bluestem Brands, Inc. (“Bluestem”) from December 2012 to February 2018, as well as an advisor to Bluestem from February 2018 to November 2019. Mr. Nave also served in various leadership roles of increasing seniority at Walmart.com, including as Chief Executive Officer from January 2010 to August 2011, Chief Operating Officer from March 2006 to January 2010 and Chief Financial Officer from September 2000 to March 2006. Mr. Nave has served on a number of private and public company boards of directors, including PetWellClinic (June 2020 to present), XD Coffee USA (January 2020 to present), and Libbey Inc. (formerly NYSE American: LBY; May 2017 to July 2022). Mr. Nave received his Bachelor of Science in Accounting from Oklahoma State University.

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
Andy Oddie has served as Chief Commercial Officer since May 2022. Prior to his appointment as Chief Commercial Officer, he served as Managing Director, EMEA, since joining the company in January 2017. Mr. Oddie has over 25 years of experience in selling, manufacturing and marketing pop culture merchandise, and has held active board positions at key companies in the sector such as Forbidden Planet International, Forbidden Planet New York and Underground Toys Limited. He founded both Underground Toys and Forbidden Planet Home Shopping, giving him a unique insight across the key categories and properties that Funko creates and sells. During his tenure as Managing Director of Underground Toys, he sourced and oversaw the company’s manufacturing base in the Far East, as well as building the sales of the business to over $70 million. Underground Toys Limited was acquired by Funko in early 2017.
Directors
Charles Denson has served on the board of directors of Funko, Inc. since its formation in April 2017, and on the board of directors of FAH, LLC since June 2016. Mr. Denson has served as the President and Chief Executive Officer of Anini Vista Advisors, an advisory and consulting firm, since March 2014. From February 1979 until January 2014, Mr. Denson held various positions at NIKE, Inc., where he was appointed to several management roles, including, in 2001, President of the NIKE Brand, a position he held until January 2014. Mr. Denson currently serves on the board of directors of Columbia Sportswear Company, a leading provider of outdoor apparel and equipment, and has previously served on the board of directors of several privately held organizations. Mr. Denson received a B.A. in Business from Utah State University. We believe Mr. Denson’s extensive experience in brand building, brand management and organizational leadership in the public company context makes him well-qualified to serve as the Chairman of our board of directors.
Trevor Edwards has served on the board of directors of Funko, Inc. since July 2022. Mr. Edwards spent 25 years at NIKE, Inc., the multinational athletic apparel corporation, in roles of increasing responsibility, most recently as President, NIKE Brands from 2013 to 2018; Vice President, Global Brand & Category Management from August 2006 to June 2013; Vice President, Global Brand Management from 2002 to 2006; Vice President, U.S. Brand Marketing from 2000 to 2002; Vice President, EMEA Marketing from 1999 to 2000; Director of Marketing for Europe from 1997 to 1999; and Director of Marketing for the Americas from 1995 to 1997. Prior to NIKE, Mr. Edwards worked at Colgate-Palmolive in Global Marketing. Mr. Edwards currently serves on the board of directors of VF Corporation, a leading apparel, footwear and accessories company, and previously served on the board of directors of Mattel Inc. from 2012 to 2018. Mr. Edwards received a BBA and MBA from Bernard Baruch College. The board believes Mr. Edwards extensive marketing and brand management experience, as well as public company leadership experience, make him well-qualified to serve on the board.

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
Jesse Jacobs has served on the board of directors of Funko, Inc. since May 2022. Mr. Jacobs is a Partner at The Chernin Group, LLC, which he co-founded with Peter Chernin in 2010, leading the company's investments, operations, and team building. Prior to founding The Chernin Group, Mr. Jacobs was a senior member of the media, entertainment, and sports advisory, investing and financing team at Goldman Sachs. Mr. Jacobs began his career in NFL, MLB, and NHL sports television production at the inception of Fox Sports and then for CBS Sports in the Olympics. He was part of the early wave of online video and music, both at iFilm, where he ran content, as well as Yahoo! Internet Life, where he produced live music and film events celebrating the best in digital video and music. Mr. Jacobs is on the board of directors of The Chernin Group, Hodinkee, Collectors Universe and The North Road Company. He previously served on the board of directors of Barstool Sports, Goldin Auctions, Equip, Exploding Kittens, The Action Network, Otter Media, Fullscreen, Ellation, Hello Sunshine, Headspace, and Gunpowder & Sky. Mr. Jacobs is a graduate of the University of Pennsylvania with a BA in English and Communications and holds an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Jacobs broad management, business and entertainment experience make him well-qualified to serve on our board of directors.
Michael Kerns has served on the board of directors of Funko, Inc. since November 2023. Mr. Kerns is a Co-founder and Partner at TCG. Mr. Kerns joined The Chernin Group, LLC in 2015, helping lead the company's investment efforts as President of TCG Digital. Mr. Kerns has deep experience starting, managing, and investing in digital media and consumer technology companies. Prior to joining The Chernin Group, Mr. Kerns was a Senior Vice President at Yahoo!, leading the Homepage, Video, and Global Media Properties product and business unit. Mr. Kerns previously cofounded Citizen Sports, where he was CEO and led the company to a successful acquisition by Yahoo! in 2010. Mr. Kerns began his career as an Associate at Angel Investors, LP. and later became the Chief of Staff at Steinberg & Moorad Sports Management, a premier sports representation firm. Mr. Kerns is on the board of TCG, Food52, Barstool Sports, MeatEater, SketchyMedical, Surfline, Sofar Sounds, Night Media, Epic Gardening and PLL. Mike was previously on the board of directors of The Action Network, Otter Media, Ellation (Crunchyroll), and a board observer of Cameo. Mr. Kerns is a graduate of UCLA with a BA in History. We believe Mr. Kerns broad management, business and entertainment experience make him well-qualified to serve on our board of directors.
Sarah Kirshbaum Levy has served on the board of directors of Funko, Inc. since September 2019. Ms. Levy has served as the Chief Executive Officer and a director of Betterment, LLC, the largest independent digital wealth management platform, since December 2020. Ms. Levy previously served as the Chief Operating Officer of Viacom Media Networks, a division of the entertainment and media company, ViacomCBS, from 2016 through January 2020, where she was responsible for overseeing global strategy, finance and operations for the division. Prior to her appointment at Viacom Media Networks, Ms. Levy was Chief Operating Officer at Nickelodeon from 2005 to 2016. She sits on the board of Lucius Littauer Foundation, which makes grants in the areas of education, social welfare, health care, and Jewish studies. She also sat on the board of ACON S2 Acquisition Corp., a public special purpose acquisition company, from September 2020 through October 2021, where she served on the Audit and Compensation Committees. Ms. Levy received an M.B.A. and B.A. in Economics from Harvard University. We believe Ms. Levy’s extensive experience in entertainment and media, in particular her familiarity with consumer products licensing, make her well-qualified to serve on our board of directors.

Segment Information
We identify our segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Due to a change in executive management during the year ended December 31, 2023, we have redefined our named CODM from our prior Chief Executive Officer to our current Chief Financial Officer and Chief Operating Officer. Because our CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, we have one segment.
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
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the year ended December 31, 2023, we incurred an inventory write-down of $30.3 million due to our decision to increase operational efficiency and reduce storage costs and we also wrote down $8.7 million in unfinished and finished goods held at offshore factories, which contributed to the Company's net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,269 as of December 31, 2023. We also lease distribution centers in the U.S. and the United Kingdom and utilize third party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. At December 31, 2022, we determined the enterprise resource planning project was not feasible for its intended use and abandoned the cloud computing arrangement and incurred a write down of $32.5 million. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our business is dependent upon our license agreements, which involve certain risks.
We generate substantially all of our net sales from products produced under license agreements which grant us the right to use third party intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will.
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. In July 2023, we announced that Brian Mariotti, our then-Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our board of directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the board of directors and as an employee of the company and entered into an Advisor Agreement with the Company. No assurance can be made that this change in our leadership will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 68%, 74% and 74% of our sales for the years ended December 31, 2023, 2022 and 2021, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 38%, 44% and 43% of our sales for the years ended December 31, 2023, 2022 and 2021, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2023, we had a reserve of $18.1 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
In addition to experiencing potentially lower sales of our products during times of economic difficulty, in an effort to maintain sales during such times, we may need to increase our promotional spending or sales allowances, or take other steps to encourage retailer and consumer purchases of our products. Those steps may lower our net sales or increase our costs, thereby decreasing our operating margins and lowering our profitability. As a result of increased inflation or supply constraints, like we have previously faced, we have increased prices of certain products, and may in the future need to increase our prices further in order to cover increased costs of goods sold, which may reduce demand for our products and may not fully offset our increased costs.
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2022 and 2023, the retail industry faced reductions in sales due to macroeconomic uncertainty which adversely impacted our sales.
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 43%, 44% and 45% of our sales for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Furthermore, consumer preferences have shifted, and may continue to shift in the future, to sales channels other than traditional retail, including e-commerce, in which we have more limited experience, presence and development. In addition, our emphasis on building out our e-commerce offerings and our entry into new product categories and geographies has exposed, and may continue to expose, us to new sales channels in which we have less expertise. If we are not successful in developing our e-commerce channel and other new sales channels, our net sales and profitability may be adversely affected.
Our business, financial condition and results of operations have been, and may in the future be adversely affected by epidemics, pandemics or other public health crises, such as the COVID-19 pandemic.
We may face risks related to health epidemics and pandemics or other public health crises. For example, we and certain of our suppliers and the manufacturers of certain of our products have in the past been adversely impacted by COVID-19. We faced delays and difficulty sourcing products, and significant increases in shipping costs, which have negatively affected our business and financial results. The extent to which an epidemic, pandemic or other public health crisis impacts our business going forward will depend on factors such as the duration and scope; governmental, business, and individuals' actions in response to such crisis; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a public health crisis may intensify other risks described in these Risk Factors.
Additionally, concerns over the economic impact of an epidemic, pandemic or other public health crisis have previously caused and may in the future cause extreme volatility in financial and capital markets, which may materially adversely impact our stock price and our ability to access capital markets.

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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the years ended December 31, 2023, 2022 and 2021, our gross margins (exclusive of depreciation and amortization) were 30.4%, 32.8% and 37.0%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
We spend considerable resources in designing and developing products in conjunction with planned movie, television, video game, music and other content releases by various third-party content providers. The timing of the development and release, and the ultimate consumer interest in and success of, such content depends on the efforts of these third parties, as well as conditions in the media and entertainment industry generally. We do not control when or if any particular project will be greenlit, developed or released, and the creators of such projects may change their plans with respect to release dates or cancel development altogether. This can make it difficult for us to successfully develop and market products in conjunction with a given content release, given the lead times involved in product development and successful marketing efforts. Additionally, unforeseen factors in the media and entertainment industry, including labor strikes and unforeseen developments with talent such as accusations of a star’s wrongdoing, may also delay or cancel the release of such projects. For example, in the summer of 2023, both the Writers’ Guild of America and Screen Actors Guild – American Federation of Television and Radio Artists (“SAG-AFTRA”) voted to authorize strikes by their respective members. Although subsequently resolved, these strikes have resulted in projects that were originally scheduled for 2023 release dates to be delayed into 2024 and beyond, and may delay further development and production of new and ongoing productions. Any such delay or cancellation may decrease the number of products we sell and harm our business.
As a purveyor of licensed pop culture consumer products, we may not be able to design and develop products that will be popular with consumers, and we may not be able to maintain the popularity of successful products.
The interests of consumers evolve extremely quickly and can change dramatically from year to year. To be successful, we must correctly anticipate both the products and the movies, TV shows, video games, music, sports and other content releases (including the related characters) that will appeal to consumers and quickly develop and introduce products that can compete successfully for consumers’ limited time, attention and spending. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of products and content that compete for consumers’ interest and acceptance, create an environment in which some products and content can fail to achieve consumer acceptance, while others can be popular during a certain period of time but then be rapidly replaced. As a result, consumer products, particularly those based on pop culture such as ours, can have short life cycles. In addition, given the growing market for digital products and the increasingly digital nature of pop culture, there is also a risk that consumer demand for physical products may decrease over time. If we devote time and resources to developing and marketing products that consumers do not find appealing enough to buy in sufficient quantities, our sales and profits may decline, and our business performance may be damaged. Similarly, if our product offerings fail to correctly anticipate consumer interests, our sales and earnings will be adversely affected.

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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectibles. Sales of our Core Collectible branded category products accounted for approximately 73%, 76% and 80% of our sales for the years ended December 31, 2023, 2022 and 2021, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of December 31, 2023 and 2022, we recorded reserves of $4.5 million and $0.8 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of December 31, 2023, we owned approximately 118 registered U.S. trademarks, 300 registered international trademarks, 8 pending U.S. trademark applications and 68 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In July 2023, we announced that Brian Mariotti, our then-Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our board of directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the board of directors and as an employee of the company and entered into an Advisor Agreement with the Company. These changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, as we did in connection with our cost-cutting reduction-in-force measures during the year ended December 31, 2023, there have been and may in the future be adverse consequences for our corporate culture and employee morale. No assurance can be made that our cost cutting measures, including our recent reduction in force, will not harm our corporate culture, employee morale, or have a material adverse impact on our business, financial condition and results of operations. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.
Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing and popularity of new product releases.
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 55%, 53% and 59%, of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.

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
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers, requiring us or our suppliers to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations, either directly or indirectly through impacting our suppliers. Climate change may impact the frequency and/or intensity of such events as well as contribute to certain chronic changes, such as changes to meteorological or hydrological patterns, which may have various adverse impacts. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
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
Expectations surrounding ESG matters continue to evolve rapidly. For example, we have previously been subject to media scrutiny for our management of product inventory. Unfavorable perceptions of our ESG performance may have a negative impact on our business, whether from a reputational perspective, a reduction in interest in our stock or products, issues in attracting/retaining customers, employees, or business partners, or otherwise.
Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters increasingly resort to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Addressing these varying demands and expectations may be costly, and our efforts may not be successful or have the desired effect. Certain of our suppliers and business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 31%, 27% and 28% of our sales for the years ended December 31, 2023, 2022 and 2021, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
•difficulties in moving materials and products from one country to another, including port congestion, strikes or other labor disruptions, trade route disruptions due to geopolitical tensions and other transportation delays and interruptions; and
•increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws.
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
We may be subject to audits of our income, sales and other transaction taxes by the U.K., U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition. Further, under tax rules applicable to partnerships like FAH, LLC, audit adjustments to the tax items of FAH, LLC that are generally “passed through” to its equity holders may result in income tax assessments that are paid at the FAH, LLC-level, notwithstanding that FAH, LLC generally is not an entity-level taxpayer with respect to the income taxes that are the subject of the adjustment. This could result in the then-current owners of FAH, LLC equity interests (including us) bearing the burden of income tax audit adjustments in accordance with their then-current ownership of FAH, LLC, even if their ownership percentage of FAH, LLC during the taxable period that gave rise to the audit adjustment was different.
In addition, changes in law and policy relating to taxes could adversely affect us. Taxing authorities and other officials regularly propose significant changes to tax laws, some of which may affect our business. The Organization for Economic Co-operation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles, and adoption of these guidelines may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body may enact new tax legislation or tax regulations, or offer any assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on our business, results of operations, financial condition or prospects.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. In May 2019, we notified U.S. Customs of potential underpayments of customs duties and commenced an internal investigation to determine the cause of the underpayments and the proper amount of duties owed for the applicable five-year statute of limitations period. We identified a total of approximately $7.8 million in underpayments to U.S. Customs during the period from May 24, 2014 through June 30, 2019, $6.3 million of which related to previously issued financial statements. In July 2019, we submitted payment of $7.8 million to U.S. Customs along with a report explaining the nature of the underpayments. Pursuant to the applicable statute, for an importer that meets all of the requirements for self-reporting underpayments, the maximum civil potential penalty is 100% of the lawful duties, taxes, and fees due to U.S. Customs and the civil penalty for an importer who fails to meet the self-reporting requirements is up to the value of the merchandise associated with underpayment. Following a review by U.S. Customs, it was determined that we owed $1.0 million in penalties and interest related to the underpayment. This payment was made during the year ended December 31, 2023.
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
Sales through our websites have continued to grow as a percentage of our net sales and we expect them to continue to grow in the future. Though sales through our websites generally have higher profit margins and provide us useful insight on the sales impact of certain of our marketing campaigns, further development of our e-commerce business also subjects us to a number of risks. Our online sales may negatively impact our relationships with our retail customers and distributors if they perceive that we are competing with them. In addition, online commerce is subject to increasing regulation by states, the federal government and various foreign jurisdictions. Compliance with these laws will increase our costs of doing business, and our failure to comply with these laws could also subject us to potential fines, claims for damages and other remedies, any of which would have an adverse effect on our business, financial condition and results of operations.
Additionally, some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Furthermore, in June 2018, the U.S. Supreme Court ruled in South Dakota v. Wayfair that a U.S. state may require an online retailer with no in-state property or personnel to collect and remit sales taxes on sales made to the state’s residents, which may permit wider enforcement of sales tax collection requirements. These collection responsibilities and the complexity associated with tax collection, remittance and audit requirements increase the costs associated with our e-commerce business.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher, et al. v. Mariotti. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher, et al. v. Mariotti and the actions were stayed pending finalization of the settlement. On March 4, 2024, plaintiffs filed a motion for preliminary approval of the settlement with the Court. As part of the settlement, the plaintiffs agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses will be paid out of Funko’s directors and officers insurance. The motion for preliminary approval of the settlement remains pending.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. The Company moved to dismiss the Silverberg complaint on April 3, 2023. Plaintiff responded on May 3, 2023, and briefing was completed on May 25, 2023. The motion remains pending before the Court of Chancery.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. The Company moved to dismiss twice, and the Court twice granted our motions to dismiss, the second time with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition, and the case was remanded to the Superior Court for further proceedings. We filed our answer on September 19, 2022, and discovery is currently ongoing. Plaintiffs filed a motion for class certification on July 7, 2023, and briefing was completed on the class certification motion on October 25, 2023. On November 6, 2023, the Washington Superior Court granted Plaintiffs' motion for class certification.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. Funko moved to dismiss the complaint on December 15, 2023, and the motion will be fully briefed by March 22, 2024.
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

For example, in the first quarter of 2021 we acquired a majority interest and in October 2022 acquired the remainder of the membership interests in TokenWave LLC, the developer of a mobile application for tracking and displaying NFTs, to accelerate our entry into the digital collectible space. We launched our first Digital Pop! NFT collection in the third quarter of 2021 and have conducted additional NFT “drops” on a regular cadence since then. The market and consumer demand, as well as the legal and regulatory framework, for NFTs and other digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our future launches of NFT or digital collectible products, will be successful.
Similarly, in the year ended December 31, 2022, we acquired Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC) (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles for $14.0 million in cash. This transaction represents an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles however the Company has limited experience selling these product categories and there can be no assurance that we will be able to successfully or profitably enter these product categories at scale.
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software (collectively, "IT Systems"), to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these IT Systems and related back-up systems. These IT Systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and global pandemics. For example, the widely publicized vulnerability in Apache's Log4j software library disclosed in December 2021 was reported to have affected many organizations globally, requiring updates to patched versions of the software. While we were not impacted by this vulnerability, this incident demonstrates that similar third-party software vulnerabilities may impact us in the future. The efficient operation and successful growth of our business depends on these IT Systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these IT Systems to perform as designed, our failure to operate them effectively or address known vulnerabilities in a timely and comprehensive manner, or a security breach or disruption, or the perception thereof, in operation of our IT Systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability. During the year ended December 31, 2022, we determined the enterprise resource planning software was not feasible for its intended purpose and abandoned the cloud computing arrangement, incurring a $32.5 million write-down.
In addition, we have recently implemented, and expect to continue to invest in and implement, modifications and upgrades to our IT Systems and procedures to support our growth and the development of our e-commerce business. These modifications and upgrades could require substantial investment and may not improve our profitability at a level that outweighs their costs, or at all. Moreover, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. In addition, the process of implementing any new technology systems involves inherent costs and risks, including potential delays and system failures, the potential disruption of our internal control structure, the diversion of management’s time and attention, and the need to re-train or hire new employees, any of which could disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and competitive position.
On September 17, 2021, we entered into a new credit agreement (the "Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "Term Loan Facility") and a revolving credit facility of $100.0 million (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities"). Proceeds from the Term Loan Facility were primarily used to repay the Company’s former term loan facility. On July 29, 2022, the Credit Agreement was further amended by the Second Amendment, which, among other things, increased the Revolving Credit Facility to $215.0 million. On February 28, 2023, we entered into a further amendment (the "Third Amendment") to the Credit Agreement to, among other things, (i) modify the financial covenants under the Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ended December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction is permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ending March 31, 2024, the Third Amendment will reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment. As of December 31, 2023, we had $258.1 million of indebtedness outstanding under our Credit Facilities, consisting of $137.6 million outstanding under our Term Loan Facility (net of unamortized discount of $1.9 million) and $120.5 million outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of December 31, 2023, the Company had $15.4 million outstanding under the Equipment Finance Loan.
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
The restrictive covenants in the Credit Agreement also include certain financial covenants that require us to comply on a quarterly basis with a maximum net leverage ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). There can be no guarantee that we will not breach these covenants in the future. Our ability to comply with our financial covenants and the other covenants and restrictions under our credit facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our credit facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with our financial covenants as described above, or with any of the other covenants or restrictions under our credit facilities, could result in an event of default under our credit facilities. This would permit the lending banks under such facilities to take certain actions, including halting future borrowings under the Revolving Credit Facility, terminating all outstanding commitments and declaring all amounts due under our Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, including in the event we are unable to maintain compliance with the financial or other covenants contained in the Credit Agreement, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons. As discussed above, under the terms of the Third Amendment to the Credit Agreement we are unable to draw amounts in excess of the amount outstanding on the effective date of the Third Amendment under our Revolver Credit Facility until the end of the Waiver Period.
We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, including due to market volatility and uncertainty resulting from international conflicts or geopolitical tensions, among other factors. As discussed above, the Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business, respond to business challenges and continue as a going concern could be significantly limited.

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
In addition, the Stockholders Agreement provides that for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, including:
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
Additionally, the Continuing Equity Owners who, as of March 5, 2024, collectively hold approximately 4.3% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our Tax Receivable Agreement (the “TRA Parties”) may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 50,548,826 common units of FAH, LLC as of December 31, 2023, representing approximately 94.9% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners and certain of their transferees based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC and such distributions will generally be made to such holders pro rata based on their interests in FAH, LLC. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners and certain of their transferees, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations (and certain other considerations), we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Funds we receive from FAH, LLC to satisfy its tax distribution obligations generally will not be available for reinvestment in our business. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in FAH, LLC, or the purchase of additional common units in FAH, LLC, along with a recapitalization of all of the outstanding common units in FAH, LLC. For example, on May 3, 2022, we entered into a common unit subscription agreement with FAH, LLC pursuant to which we purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by us and the number of outstanding shares of our Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of our Class B common stock were cancelled in order to maintain a one-to-one ratio between the number of shares of Class B common stock and the number of common units, in each case, held by the Continuing Equity Owners, in accordance with our amended and restated certificate of incorporation (clauses (i) and (ii) together, the “Recapitalization”). To the extent we do not take such actions in the future and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners and certain of their transferees that hold interests in FAH, LLC would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock. No adjustments are or will be made as a result of such cash balances to the consideration that the Continuing Equity Owners receive in connection with an election to have their common units redeemed in exchange for, at our election, a newly-issued share of our Class A common stock or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed.

Our Tax Receivable Agreement requires us to make cash payments in respect of certain tax benefits to which we may become entitled, the amounts that we may be required to pay could be significant, and we may not realize such tax benefits.
In connection with the consummation of the IPO, we entered into the Tax Receivable Agreement. Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize as a result of (1) any future redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. The tax benefits that we realize in connection with the matters covered by the Tax Receivable Agreement will vary depending on a number of factors (some of which are likely to change over time), including the timing of redemptions or exchanges by the TRA Parties, the amount and timing of the taxable income we generate in the future and the tax rate to which we are subject. At June 30, 2023, as a result of the recognition of a full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that payments to the TRA Parties related to unrealized tax benefits under the Tax Receivable Agreement are no longer probable and estimable and we have reduced the Tax Receivable Agreement liability accordingly. However, the amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine, which are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement upon a change of control. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Parties maintaining a continued ownership interest in FAH, LLC.
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
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement (calculated utilizing the assumptions described above), which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. Our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
We will not be reimbursed for any cash payments previously made to the TRA Parties pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature. Significant management judgment is required in connection with interpreting applicable tax laws and in taking valuation positions relevant to our tax compliance obligations. We are constantly evaluating our tax return positions, and changes in our return positions could affect our liabilities and risks that we face in connection with determining the taxes we owe and the amounts that we are required to pay in connection with the Tax Receivable Agreement. There can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible that we could incur additional costs in connection with these risks, including by making cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.
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
As of March 5, 2024, we had an aggregate of 149,207,103 shares of Class A common stock authorized but unissued, as well as approximately 2,725,151 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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
We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2023, 1,928,998 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,382,960 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of December 31, 2023, we had granted 1,689,637, shares of Class A common stock underlying stock options, 125,531 shares of Class A common stock underlying performance stock units and 2,184,774 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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

Our amended and restated certificate of incorporation provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters and our amended and restated bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find either of the choice of forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
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
We rely extensively on IT Systems for internal and external operations and while we operate certain of these IT Systems, we also rely on third-party providers for a host of technologies, products and services. In addition, in the ordinary course of business, both we and our third-party providers collect, process and maintain significant amounts of data electronically, including proprietary and confidential business information as well as personal information. This data relates to all aspects of our business, including but not limited to current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data.

We maintain systems and processes designed to protect the data within our control, but notwithstanding such protective measures, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, availability and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary or appropriate to conduct our business. While we seek to obtain assurances from those parties that they have systems and processes in place designed to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to cybersecurity risks or otherwise compromise the protection of such data. Successful cyberattacks that disrupt or result in unauthorized access to the systems of such business partners can materially impact our operations and financial results.
We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. Threat actors are becoming more sophisticated and increasingly using techniques and tools, including artificial intelligence, designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Disruptive attacks, such as through ransomware and other extortion-based tactics, that can temporarily or permanently disable operations or otherwise disrupt our business are becoming increasingly prevalent. Such attacks may involve internal or external actors, including state-sponsored organizations, opportunistic hackers and hacktivists, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems (or open-source or commercial software that is integrated into our IT Systems), human error, social engineering/phishing, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Also, remote working arrangements that started during the COVID-19 pandemic have continued, which increases the risk that threat actors will exploit vulnerabilities inherent in many non-corporate home networks. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our IT Systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation (including class action lawsuits) or regulatory actions, to additional costs for remediation and compliance, as well as to liabilities and loss of business that could be material. Global consumer protection, data privacy and cybersecurity legal requirements, such as under the GDPR and the CCPA, are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events, or applicable insurance may not be available to us in the future on economically reasonable terms or at all. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
Any impairment in the value of our goodwill or other assets could adversely affect our financial condition and results of operations.
We are required, at least annually, or as facts and circumstances warrant, to test goodwill and other assets to determine if impairment has occurred. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other assets and the implied fair value of the goodwill or the fair value of other assets in the period the determination is made. We cannot always predict the amount and timing of any impairment of assets and we have incurred impairment charges in the past. Should the value of goodwill or other assets become impaired, it would have an adverse effect on our financial condition and results of operations.
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
•the imposition of fines or other remedial measures as a result of regulatory violations or civil liability such as due to the underpayment of customs duties at Loungefly; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, pandemics and responses to such events.
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

A 1% U.S. federal excise tax could be imposed on us if we were to undertake redemptions or certain other transactions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.
Our ability to use certain tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation’s ability to use certain of its tax attributes (including any net operating loss carryforwards) to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in ownership of the relevant corporation by "5% shareholders" (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. If we were to experience one or more ownership changes, then we may be limited in our ability to use certain tax attributes. Any such limitations on the ability to use tax attributes could adversely impact our business, financial condition, and operating results.
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

A failure to comply with laws and regulations relating to privacy and the protection of personal information may result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.
We are subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of personal information. Such data privacy laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions.
For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how personal data is collected and processed; demonstrating an appropriate legal basis; granting new rights for data subjects in regard to their personal data; and imposing limitations on retention of personal data; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Economic Area ("EEA") and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. In the U.S., the CCPA, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for violations of the CCPA. Additionally, the California Privacy Rights Act (the “CPRA”), imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data processing, and opt outs for certain disclosures of data and uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. We are also subject to general consumer protection laws, rules and regulations, such as the authority of the Federal Trade Commission and state attorneys general to enforce “unfair” or “deceptive” trade practices, including statements made in our public-facing website, privacy policy, and other statements.
Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS. Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, we are subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
We perform an annual assessment to measure the maturity of our information security program in a manner aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). This does not imply that we meet any specific technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to implement controls to combat and respond to cybersecurity risks.
Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a designated team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management and
•a third-party risk management process for certain service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Item 1A: Risk Factors” above for additional information on risks related to, for example risks related to cyber-attacks, information and system breaches, and technology disruptions and failures; our reliance on using and protecting certain intellectual property rights; keeping pace with technological developments; legal and regulatory developments; and obtaining hardware, software and operational support from third-party vendors.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of overall risk assessment and management, which includes cybersecurity and other information technology risks.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as where it deems appropriate, regarding any material cybersecurity incidents, as well as certain incidents with lesser impact potential. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management and senior IT team, including our Interim Chief Executive Officer, Chief Financial Officer and Operating Officer, Chief Legal Officer, Sr. Director, IT Infrastructure and Operations, and SVP, People & Culture, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. This team's experience includes over 40 years in system engineering, risk management, data privacy and compliance monitoring. We also engage an external Data Protection Officer to monitor data collection and security in the European Union.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES
As of December 31, 2023, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased:

Property	Location	Approximate Square Footage	Lease Expiration Date
Offices, Warehouse and Distribution Facility	Everett, Washington	201,000	January 31, 2024
Corporate Headquarters and Retail Store	Everett, Washington	99,000	January 31, 2027
Administrative Offices	Everett, Washington	82,000	January 31, 2032
Office and Warehouse Facility	Everett, Washington	21,000	January 31, 2025
Administrative Offices, Licensing and Apparel Sales	Burbank, California	43,000	December 31, 2026
Retail Store	Hollywood, California	40,000	March 31, 2030
Administrative Offices	San Diego, California	14,000	November 30, 2029
Warehouse and Distribution Facility	Buckeye, Arizona	862,000	October 31, 2032
Warehouse and Administrative Offices	Coventry, England	349,000	July 7, 2029
Sales and Administrative Offices	London, United Kingdom	11,000	June 27, 2027
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
Holders of Record
As of March 5, 2024, there were 36 stockholders of record of our Class A common stock. As of March 5, 2024, there were 11 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2023.
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

Stock Performance Graph
The following graph and table illustrate the total return from December 31, 2018 through December 31, 2023, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on December 31, 2018 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Funko, Inc.	100.00	130.49	78.94	142.97	82.97	58.78
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Russell 2000 Consumer Discretionary	100.00	86.35	109.63	140.78	97.67	122.83

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2021, including a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, homewares and digital NFTs.
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 31% of our net sales generated outside of the United States. We also source and procure inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political unrest or instability in Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin, net income and cash flows.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have canceled their orders. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income. We have strategically adjusted our inventory buy-in to focus on core products in order to help mitigate this impact.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net sales	$1,096,086	$1,322,706
Net loss	$(164,438)	$(5,240)
EBITDA (1)	$55,792	$34,962
Adjusted EBITDA (1)	$27,203	$97,425
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.

Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefited from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Core Collectible branded products, which represented approximately 73% and 76% of our sales for the years ended December 31, 2023 and 2022, respectively, and which are sold across multiple product categories.
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
We believe there is a trend of content providers consolidating their relationships to do more business with fewer licensees. We believe our ability to help maximize the value and extend the relevance of our content providers’ properties has allowed us to benefit from this trend. Although we have a successful track record of renewing and extending the scope of licenses, our license agreements typically have short terms (between two and three years), are not automatically renewable and, in some cases, give the licensor the right to terminate the license agreement at will. In addition, the efforts of our current and former senior management team have been integral to our relationships with our licensors. Inability to license newer pop culture properties, the termination or lack of renewal of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, including as a result of members of our senior management team departing the Company, could adversely affect our business.
Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten customers represented approximately 43% and 44% of our sales for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we saw shifts in our client mix as a direct result of our growing direct-to-consumer business and enhanced online presence of our top customers.
Notwithstanding the growth of our direct-to-consumer business, we continue to depend on retailers and, in particular, rely on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores. We continue to have dedicated shelf space for our products in a variety of aisles in mass-market retailer and specialty stores, with our growing diversified product offerings. In recent years, traditional retailers have been affected by a shift in consumer preferences towards other channels, particularly e-commerce.
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

Content Mix
The timing and mix of products we sell in any given quarter or year will depend on various factors, including the timing and popularity of new releases by third-party content providers and our ability to license properties based on these releases. We often have visibility into the new release schedule of many our major content providers and our expansive license portfolio allows us to dynamically manage new product creation. This insight allows us to adjust the mix of products based on classic evergreen properties and new releases, depending on the media release cycle.
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
Inventory Management
Inventory consists primarily of figures, plush, apparel, homewares, accessories and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. We order inventory based on assumptions of future demand and maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. We also monitor our warehouse operations for maximum throughput to minimize carrying costs and aging of on-hand inventory. We may from time to time, liquidate and/or dispose of inventory to increase warehouse operating efficiency. During the year ended December 31, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.3 million inventory write-down included in cost of sales as presented in the condensed consolidated statements of operations. The units were identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs
Taxation and Expenses
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
During the year ended December 31, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the year ended December 31, 2023.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain within the accompanying consolidated statements of operations and comprehensive (loss) income.

Components of our Results of Operations
Net Sales
We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel, homewares, and NFTs, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations, our retail stores and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.
Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. We evaluate the need for price increases along with other incentive arrangements and cost of product to help manage gross margins. In 2022 and 2023, we instituted price increases for our products. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are included in cost of sales.
Cost of Sales
Cost of sales consists primarily of product costs, royalty expenses paid to our licensors, the cost to ship our products, including both inbound freight and outbound products to our customers and inventory management. Our cost of sales excludes depreciation and amortization.
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
Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer mix due to varying shipping terms and other factors. We contract a portion of our freight needs and the remainder is acquired through the spot market, where there may be varying costs and transit times. In late 2022, difficulties in our warehouse and distribution operations led us to incur a substantial amount of ground transportation and temporary storage costs.
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
Depreciation and Amortization
Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment. Amortization relates to definite-lived intangible assets that are expensed on a straight-line basis over the estimated useful lives. Our intangible assets, which are being amortized over a range of two to 20 years, are primarily comprised of trade names, customer relationships and intellectual property we recognized as part of the ACON Acquisition.
Interest Expense, Net
Interest expense, net includes the cost of our short-term borrowings and long-term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth information comparing the components of net loss for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Period over Period Change
	2023	2022	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$1,096,086	$1,322,706	$(226,620)	(17.1)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	763,085	888,685	(125,600)	(14.1)%
Selling, general, and administrative expenses	377,065	398,272	(21,207)	(5.3)%
Depreciation and amortization	59,763	47,669	12,094	25.4%
Total operating expenses	1,199,913	1,334,626	(134,713)	(10.1)%
Loss from operations	(103,827)	(11,920)	(91,907)	nm
Interest expense, net	27,970	10,334	17,636	nm
Loss on extinguishment of debt	494	—	494	nm
Gain on tax receivable agreement liability adjustment	(100,223)	—	(100,223)	nm
Other (income) expense, net	(127)	787	(914)	nm
Loss before income taxes	(31,941)	(23,041)	(8,900)	nm
Income tax expense (benefit)	132,497	(17,801)	150,298	nm
Net loss	(164,438)	(5,240)	(159,198)	nm
Less: net (loss) income attributable to non-controlling interests	(10,359)	2,795	(13,154)	nm
Net loss attributable to Funko, Inc.	$(154,079)	$(8,035)	$(146,044)	nm
Net Sales
Net sales were $1.1 billion for the year ended December 31, 2023, a decrease of 17.1% compared to $1.3 billion for the year ended December 31, 2022. The decrease in net sales was primarily due to decreased sales to our mass-market retailers, e-commerce sites, and distributor customers, primarily as a result of slower inventory restocking and an overall challenging retail environment.
On a geographical basis, net sales in the United States decreased 21.8% to $755.6 million in the year ended December 31, 2023 as compared to $966.3 million in the year ended December 31, 2022, net sales in Europe increased 3.0% to $268.5 million in the year ended December 31, 2023 from $260.6 million in the year ended December 31, 2022 and net sales in other international locations decreased 24.9% to $72.0 million in the year ended December 31, 2023 from $95.8 million in the year ended December 31, 2022.

On a product category basis, net sales of Core Collectible branded products decreased 19.6% to $803.2 million in the year ended December 31, 2023 as compared to $998.4 million in the year ended December 31, 2022. Net sales of Loungefly branded products decreased 15.2% to $214.5 million in the year ended December 31, 2023 as compared to $253.0 million in the year ended December 31, 2022. Net sales of other products increased 10.0% to $78.4 million in the year ended December 31, 2023 as compared to $71.3 million the year ended December 31, 2022.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $763.1 million for the year ended December 31, 2023, a decrease of 14.1%, compared to $888.7 million for the year ended December 31, 2022. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower net sales. Product costs decreased $83.8 million or 18.4%, shipping and freight costs decreased $59.9 million or 31.5% and license and royalty costs decreased $33.4 million or 15.7%, partially offset by increases in other costs of $52.4 million, which included domestic inventory and one-time offshore finished and unfinished goods write-offs and increased inventory reserves.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 30.4% for the year ended December 31, 2023, compared to 32.8% for the year ended December 31, 2022. Gross margin (exclusive of depreciation and amortization) decreased 240 basis points for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to the factors noted above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $377.1 million for the year ended December 31, 2023, a decrease of 5.3%, compared to $398.3 million for the year ended December 31, 2022. The decrease was driven primarily by a $28.8 million decrease in software expense, resulting mostly from the abandonment of an enterprise resource planning cloud computing arrangement of $32.5 million in 2022 and a $9.6 million decrease in personnel expenses, commissions and stock option expense, offset by an increase of $13.6 million in professional fees, primarily related to non-recurring severance payments, termination of a lease agreement and related expenses and impairment of assets held-for-sale.
Selling, general, and administrative expenses were 34.4% of sales for the year ended December 31, 2023, compared to 30.1% of sales for the year ended December 31, 2022, primarily due to the non-recurring events described above.
Depreciation and Amortization
Depreciation and amortization expense was $59.8 million for the year ended December 31, 2023, compared to $47.7 million for the year ended December 31, 2022, primarily driven by the type and timing of assets placed into service.
Interest Expense, Net
Interest expense, net was $28.0 million for the year ended December 31, 2023, an increase of 170.7%, compared to $10.3 million for the year ended December 31, 2022. The increase in interest expense, net was due to higher average balances of debt outstanding as well as higher interest rates during the year ended December 31, 2023.
Loss on Debt Extinguishment
As a result of the debt amendment in February 2023, a $0.5 million loss on debt extinguishment was recorded for the year ended December 31, 2023 as unamortized debt financing fees were written-off.
Gain on Tax Receivable Agreement Liability Adjustment
As a result of recognizing a full valuation allowance related to the Company’s deferred tax assets, the Company determined as of June 30, 2023 that no future tax benefits were expected to be realized under the Tax Receivable Agreement. The long-term portion of the tax receivable agreement liability was reduced and we recorded a gain of $102.2 million during the year ended December 31, 2023.

Other (Income) Expense, Net
Other income, net was $0.1 million and other expense, net was $0.8 million for the years ended December 31, 2023 and 2022, respectively. Other (income) expense, net for the years ended December 31, 2023 and 2022 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense (Benefit)
Income tax expense was $132.5 million for the year ended December 31, 2023, compared to an income tax benefit of $17.8 million for the year ended December 31, 2022. The increase in income tax expense was related to recognizing a full valuation allowance on the Company’s deferred tax assets.
Net Loss
Net loss was $164.4 million for the year ended December 31, 2023, compared to $5.2 million for the year ended December 31, 2022. The increase in net loss was primarily the result of lower net sales and nonrecurring events for the year ended December 31, 2023 as compared to the year ended December 31, 2022, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, (loss) earnings per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down, tax receivable agreement liability adjustments, one-time cloud-based computing arrangement abandonment expenses, one-time disposal costs for unfinished and finished goods held at offshore factories and other unusual or one-time items. We define Adjusted Net (Loss) Income as net loss attributable to Funko, Inc. adjusted for the reallocation of income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down, tax receivable agreement liability adjustments, one-time cloud-based computing arrangement abandonment expenses, one-time disposal costs for unfinished and finished goods held at offshore factories and the income tax expense effect of these adjustments. We define Adjusted (Loss) Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down, tax receivable agreement liability adjustments, one-time cloud-based computing arrangement abandonment expenses, one-time disposal costs for unfinished and finished goods held at offshore factories and other unusual or one-time items. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net loss, for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands, except per share data)
Net loss attributable to Funko, Inc.	$(154,079)	$(8,035)
Reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(10,359)	2,795
Equity-based compensation (2)	10,534	16,591
Acquisition transaction costs and other expenses (3)	14,241	2,850
Certain severance, relocation and related costs (4)	6,486	9,775
Loss on extinguishment of debt (5)	494	—
Foreign currency transaction loss (gain) (6)	854	(3,232)
Tax receivable agreement liability adjustments (7)	(100,223)	3,987
One-time cloud based computing arrangement abandonment (8)	—	32,492
One-time disposal costs for finished goods held at offshore factories (9)	6,283	—
One-time disposal costs for unfinished goods held at offshore factories (10)	2,404	—
Inventory write-down (11)	30,338	—
Income tax expense (benefit) (12)	147,630	(27,657)
Adjusted net (loss) income	$(45,397)	$29,566
Weighted-average shares of Class A common stock outstanding-basic	48,332	44,555
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	4,021	6,967
Adjusted weighted-average shares of Class A stock outstanding-diluted	52,353	51,522
Adjusted (loss) earnings per diluted share	$(0.87)	$0.57

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(164,438)	$(5,240)
Interest expense, net	27,970	10,334
Income tax expense (benefit)	132,497	(17,801)
Depreciation and amortization	59,763	47,669
EBITDA	$55,792	$34,962
Adjustments:
Equity-based compensation (2)	10,534	16,591
Acquisition transaction costs and other expenses (3)	14,241	2,850
Certain severance, relocation and related costs (4)	6,486	9,775
Loss on extinguishment of debt (5)	494	—
Foreign currency transaction loss (gain) (6)	854	(3,232)
Tax receivable agreement liability adjustments (7)	(100,223)	3,987
One-time cloud based computing arrangement abandonment (8)	—	32,492
One-time disposal costs for finished goods held at offshore factories (9)	6,283	—
One-time disposal costs for unfinished goods held at offshore factories (10)	2,404	—
Inventory write-down (11)	30,338	—
Adjusted EBITDA	$27,203	$97,425

(1)Represents the reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)For the year ended December 31, 2023, includes costs related to the termination of a lease agreement and related expenses, fair market value adjustments for assets held for sale, partially offset by acquisition-related benefits. For the year ended December 31, 2022, includes acquisition-related costs related to investment banking and due diligence fees.
(4)Represents certain severance, relocation and related costs. For the year ended December 31, 2023, includes charges to remove leasehold improvements and return multiple Washington-based warehouses, and charges related to severance and benefit costs for reductions-in-force. For the year ended December 31, 2022, includes charges related to residual one-time relocation and severance costs for U.S. warehouse personnel in connection with the opening of a warehouse and distribution facility in Buckeye, Arizona.
(5)Represents write-off of unamortized debt financing fees for the year ended December 31, 2023.
(6)Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.
(7)Represents recognized adjustments to the tax receivable agreement liability. For the year ended December 31, 2023, reflects a reduction of the tax receivable agreement liability as a result of recognizing a full valuation allowance of the Company's deferred tax assets and anticipated inability to realize future tax benefits.
(8)Represents abandoned cloud computing arrangement charge related to the enterprise resource planning project for the year ended December 31, 2022.
(9)Represents one-time disposal costs related to unfinished goods held at offshore factories for the year ended December 31, 2023.
(10)Represents one-time disposal costs related to finished goods held at offshore factories primarily due to customer order cancellations for the year ended December 31, 2023.
(11)Represents an inventory write-down, outside of normal business operations, to improve U.S. warehouse operational efficiency, for the year ended December 31, 2023.
(12)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, this also includes $123.2 million recognized valuation allowance on the Company’s deferred tax assets. For the year ended December 31, 2022, this also includes the $11.0 million discrete benefit from the release of a valuation allowance on the outside basis deferred tax asset.

Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs.
On September 17, 2021, the Company entered into a new credit agreement (the “Credit Agreement”) providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company’s former $235.0 million term loan facility and its former $75.0 million revolving credit facility. On July 29, 2022, the Revolving Credit Facility was increased to $215.0 million and on February 28, 2023 the Revolving Credit Facility was reduced to $180.0 million and again to $150.0 million on December 31, 2023. The Credit Facilities are secured by substantially all assets of the borrowers under the Credit Facilities and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
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
We are a holding company with no material assets, and we do not conduct any business operations of our own. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. Under the terms of the Credit Facilities, our subsidiaries are currently limited in their ability to pay cash dividends to the Company, subject to certain customary exceptions, including among others:
•the ability to pay, so long as there is no current or ongoing event of default, amounts required to be paid under the Tax Receivable Agreement, certain expenses associated with being a public company and reimbursement of expenses required by the FAH LLC Agreement or the Registration Rights Agreement; and
•the ability to make other distributions of up to $25.0 million during any period of four consecutive fiscal quarters as long as after giving pro forma effect to such distribution (i) no event of default then exists or would result therefrom and (ii) the Net Leverage Ratio (as defined in the Credit Agreement) is not greater than a ratio that is 0.50:1.00 less than the Net Leverage Ratio set forth in the financial covenant for the applicable fiscal quarter.
We expect these limitations to continue in the future under the terms of our Credit Agreement and that they may continue under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.
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

Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$30,935	$(40,134)
Net cash used in investing activities	(39,796)	(78,065)
Net cash provided by financing activities	25,596	54,639
Effect of exchange rates on cash and cash equivalents	518	(797)
Net change in cash and cash equivalents	$17,253	$(64,357)
Operating Activities. Our net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, accretion of discount on long-term debt, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities was $30.9 million for the year ended December 31, 2023, compared to net cash used in operating activities of $40.1 million for the year ended December 31, 2022. Changes in net cash provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.
The increase for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to changes in working capital, which increased net cash provided by operating activities by $186.8 million and were primarily due to increases in inventory of $204.7 million and accounts receivable of $21.4 million and a decrease to income taxes payable of $15.1 million. These were offset by increases in accounts payable of $29.0 million, accrued royalties of $23.8 million and accrued expenses and other liabilities of $12.1 million and a decrease in net income, excluding non-cash adjustments.
Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2023, net cash used in investing activities was $39.8 million, which was used for the purchase of property and equipment, primarily related to tooling and molds. In addition, we used $5.4 million in net cash for the acquisition of MessageMe, Inc. (d/b/a HipDot).
For the year ended December 31, 2022, net cash used in investing activities was $78.1 million and was primarily related to purchases of tooling and molds used in our production product lines and for the acquisition of Mondo.
Financing Activities. Our financing activities primarily consist of proceeds from stock issuances, the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to members and the payment of contingent consideration.
For the year ended December 31, 2023, net cash provided by financing activities was $25.6 million, primarily related to proceeds from net borrowings on the Revolving Line of Credit of $50.5 million, partially offset by payments under the Term Loan and Equipment Financing Loan of $22.6 million.
For the year ended December 31, 2022, net cash provided by financing activities was $54.6 million, primarily related to proceeds from net borrowings on the Revolving Line of Credit of $70.0 million and proceeds of $20.0 million from the Equipment Finance Loan, offset by payments under the Tax Receivable Agreement of $7.7 million, distributions to the Continuing Equity Owners of $10.7 million, and net payments on the Term Loan Facility of $18.0 million.
Financial Condition
We believe that our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and our planned capital expenditures for at least the next 12 months.

However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. In particular, though we were in compliance with the financial and other covenants under the Credit Agreement as of December 31, 2023, we cannot assure you that we will be able to maintain compliance with our financial covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.
If our operating results fail to improve or if we are otherwise unable to maintain compliance with the financial or other covenants under the Credit Agreement, our lenders could, among other things, terminate all outstanding commitments thereunder and accelerate all outstanding borrowings and other obligations, which would require us to seek additional financing. Even in the absence of such event, if we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
As noted above, on September 17, 2021, we entered into the Credit Facilities which, as amended, are secured by substantially all assets of the Borrowers and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Loans under the Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 2.50% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 1.50% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following July 29, 2022. Each of Term SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0.00% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
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

In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ending December 31, 2022 are 2.50:1.00 and 1.25:1.00, respectively, and such ratios will apply again commencing with the fiscal quarter ending March 31, 2024.
As of December 31, 2023 and 2022, we were in compliance with all covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement or cause us to default on our obligations under the Credit Agreement.
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
As of December 31, 2023, we had $36.5 million of cash and cash equivalents and $(16.0) million of working capital, compared with $19.2 million of cash and cash equivalents and $111.8 million of working capital as of December 31, 2022. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, Debt of the notes to our consolidated financial statements.

Future Sources and Uses of Liquidity
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity.
Credit Facilities. On September 17, 2021, the Company entered into the Credit Facilities. For a discussion of our Credit Facilities, see Note 10, Debt of the notes to our consolidated financial statements.
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
Additional future liquidity needs may include tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including a future enterprise resource management system (ERP), additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the TRA Parties will be significant, which will be contingent on future realizability of the Company's deferred tax assets. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
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
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2023, we recorded a prepaid asset of $25.1 million, net of a reserve of $4.5 million. As of December 31, 2022, we recorded a prepaid asset of $13.0 million, net of a reserve of $0.8 million.
We record a royalty liability as revenues are recognized based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2023, 2022 and 2021 were $179.7 million, $213.1 million and $161.6 million, respectively.

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
Income Taxes. We apply the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. If we determine we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, as we did during the year ended December 31, 2023. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in selling, general and administrative expenses.
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

Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) any redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash, and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement ("Tax Receivable Agreement Payments”). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of taxable income over the term of the Tax Receivable Agreement and (ii) changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related Tax Receivable Agreement Payments. Therefore, we only recognize a liability for Tax Receivable Agreement Payments if we determine that it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. A gain was recorded during the year ended December 31, 2023 in the consolidated statement of operations as a result of the derecognition of the TRA liability.
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
Additionally, we estimate the amount of Tax Receivable Agreement Payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.
During years ended December 31, 2023 and 2022, the Company acquired an aggregate of 1.8 million and 6.5 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2023 and 2022, the Company recognized an increase to its net deferred tax assets in the amount of $0.0 million and $30.6 million, respectively, and corresponding Tax Receivable Agreement liabilities of $0.0 million and $30.0 million, respectively, representing 85% of the tax benefits due to the Continuing Equity Owners. In addition, during the year ended December 31, 2023, the Company recognized a gain of $100.2 million and during the year ended December 31, 2022 and 2021, the Company recognized an expense of $4.0 million and $1.6 million, recorded within other (income) expense, net on our consolidated statements of operations related to remeasurement adjustments of Tax Receivable Agreement liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Credit Facilities include the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2023, we had $258.1 million of variable rate debt outstanding under our Credit Facilities, consisting of $137.6 million outstanding under the Term Loan Facility (net of unamortized discount of $1.9 million) in outstanding variable rate borrowings. We had $120.5 million outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2023, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Foreign Currency Risk. We sell directly to certain of our customers in Europe, the Middle East and Africa through our subsidiary, Funko UK, Ltd. While currently our inventory purchases for Funko UK, Ltd. are in U.S. dollars, their product sales are primarily in British pounds and euros. Funko UK, Ltd. also incurs a portion of its operating expenses in British pounds. In addition, we have another international subsidiary in Hong Kong that primarily incurs operating expenses in local currency and use the local currency as each subsidiary's functional currency. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the British pound and euro. However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time. As we grow our operations, our exposure to foreign currency risk could become more significant.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Funko, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Funko, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2024 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimate of Reserve for Sales Allowances

Description of the Matter	As discussed in Note 2 of the consolidated financial statements, the Company estimates costs of various incentives, including sales incentives, customer promotions, allowances for returns and defective merchandise (i.e., “sales allowances"). As of December 31, 2023, the estimated reserve for sales allowances the Company was $44.1 million which reduces gross sales in the period the related sale was recognized. In accounting for the reserve for sales allowances, significant judgement is required in determining the timing of when claims will be received from customers and the percentage of sales with expected future claims based on historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from customers.

Auditing the Company’s estimate of the reserve for sales allowances is complex and highly judgmental due to the significant judgements required for timing of when claims, contractual and non-contractual, will be made by the customer, magnitude of claims that will be received, and assumptions about which claims the Company will grant. The reserve for sales allowances reflects management’s assumptions about future claim activity and changes in those assumptions could have a material effect on revenue recognized.

How We Addressed the Matter in Our Audit	As a result of the material weaknesses, we tested the reserve for sales allowances as of December 31, 2023, and increased the extent of our procedures to test the completeness and accuracy of the data used in the calculation of the reserve. Additional procedures included obtaining and assessing the terms of contractual arrangements with customers, confirming directly with sales representatives whether there were any additional agreements entered into with customers from those included in the calculation, agreeing historical claims data used in the calculation to supporting evidence, and independently determining the time period between the receipt of historical claims from the customer and the period in which the related sales were recognized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Seattle, Washington
March 7, 2024

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Net sales	$1,096,086	$1,322,706	$1,029,293
Cost of sales (exclusive of depreciation and amortization shown separately below)	763,085	888,685	648,302
Selling, general, and administrative expenses	377,065	398,272	244,331
Depreciation and amortization	59,763	47,669	41,195
Total operating expenses	1,199,913	1,334,626	933,828
(Loss) income from operations	(103,827)	(11,920)	95,465
Interest expense, net	27,970	10,334	7,167
Loss on extinguishment of debt	494	—	675
Gain on tax receivable agreement liability adjustment	(100,223)	—	—
Other (income) expense, net	(127)	787	2,708
(Loss) income before income taxes	(31,941)	(23,041)	84,915
Income tax expense (benefit)	132,497	(17,801)	17,061
Net (loss) income	(164,438)	(5,240)	67,854
Less: net (loss) income attributable to non-controlling interests	(10,359)	2,795	23,954
Net (loss) income attributable to Funko, Inc.	$(154,079)	$(8,035)	$43,900

(Loss) earnings per share of Class A common stock:
Basic	$(3.19)	$(0.18)	$1.14
Diluted	$(3.19)	$(0.18)	$1.08
Weighted average shares of Class A common stock outstanding:
Basic	48,332	44,555	38,392
Diluted	48,332	44,555	40,611
130

See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net (loss) income	$(164,438)	$(5,240)	$67,854
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $(770), $1,169 and $163 for the years ended December 31, 2023, 2022 and 2021, respectively	2,617	(4,695)	(683)
Reclassification of foreign currency translation gain into net (loss) income	—	—	(96)
Comprehensive (loss) income	(161,821)	(9,935)	67,075
Less: Comprehensive (loss) income attributable to non-controlling interests	(10,165)	1,781	23,815
Comprehensive (loss) income attributable to Funko, Inc.	$(151,656)	$(11,716)	$43,260
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$36,453	$19,200
Accounts receivable, net	130,831	167,895
Inventory, net	119,458	246,429
Prepaid expenses and other current assets	56,134	39,648
Total current assets	342,876	473,172
Property and equipment, net	91,335	102,232
Operating lease right-of-use assets	61,499	71,072
Goodwill	133,795	131,380
Intangible assets, net	167,388	181,284
Deferred tax asset, net of valuation allowance	—	123,893
Other assets	7,752	8,112
Total assets	$804,645	$1,091,145
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$120,500	$70,000
Current portion long-term debt, net of unamortized discount	22,072	22,041
Current portion of operating lease liabilities	17,486	18,904
Accounts payable	52,919	67,651
Income taxes payable	986	871
Accrued royalties	54,375	69,098
Accrued expenses and other current liabilities	90,494	112,832
Total current liabilities	358,832	361,397
Long-term debt, net of unamortized discount	130,986	153,778
Operating lease liabilities, net of current portion	71,309	82,356
Deferred tax liability	402	382
Liabilities under tax receivable agreement, net of current portion	—	99,620
Other long-term liabilities	5,076	3,923
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 50,549 shares and 47,192 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 2,277 shares and 3,293 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	326,180	310,807
Accumulated other comprehensive loss	(180)	(2,603)
(Accumulated deficit) retained earnings	(94,064)	60,015
Total stockholders' equity attributable to Funko, Inc.	231,941	368,224
Non-controlling interests	6,099	21,465
Total stockholders' equity	238,040	389,689
Total liabilities and stockholders' equity	$804,645	$1,091,145
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Period ended December 31, 2020	35,657	$4	14,040	$1	$216,141	$1,718	$24,403	$80,178	$322,445
Distribution to continuing equity owners	—	—	—	—	—	—	—	(9,277)	(9,277)
Equity-based compensation	—	—		—	12,994	—	—	—	12,994
Activity under equity-based compensation plans	554	—		—	5,956	—	—	—	5,956
Cumulative translation adjustment, net of tax	—	—	—	—	—	(544)	—	(139)	(683)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	(3,532)	—	—	—	(3,532)
Redemption of common units of FAH, LLC	3,877	—	(3,349)	—	20,746	—	—	(20,746)	—
Other	—	—	—	—	200	(96)	(253)	950	801
Net income	—	—	—	—	—	—	43,900	23,954	67,854
Period ended December 31, 2021	40,088	$4	10,691	$1	$252,505	$1,078	$68,050	$74,920	$396,558
Distribution to continuing equity owners	—	—	—	—	—	—	—	(10,709)	(10,709)
Equity-based compensation	—	—	—	—	16,591	—	—	—	16,591
Activity under equity-based compensation plans	533	—	—	—	1,936	—	—	—	1,936
Acquisition of non-controlling interest of TokenWave, LLC	71	—	—	—	(4,781)	—	—	(732)	(5,513)
Cumulative translation adjustment, net of tax	—	—	—	—	—	(3,681)	—	(1,014)	(4,695)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	761	—	—	—	761
Recapitalization of common units of FAH, LLC	—	—	(910)	—	5,873			(5,873)	—
Redemption of common units of FAH, LLC	6,500	1	(6,488)	(1)	37,922	—	—	(37,922)	—
Net (loss) income	—	—	—	—	—	—	(8,035)	2,795	(5,240)
Period ended December 31, 2022	47,192	$5	3,293	$—	$310,807	$(2,603)	$60,015	$21,465	$389,689
Distribution to continuing equity owners	—	—	—	—	—	—	—	(1,118)	(1,118)
Equity-based compensation	—	—	—	—	10,534	—	—	—	10,534
Activity under equity-based compensation plans	1,601	—	—	—	756	—	—	—	756
Cumulative translation adjustment, net of tax	—	—	—	—	—	2,423	—	194	2,617
Redemption of common units of FAH, LLC	1,756	—	(1,016)	—	4,083	—	—	(4,083)	—
Net loss	—	—	—	—	—	—	(154,079)	(10,359)	(164,438)
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
See accompanying notes to consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating Activities
Net (loss) income	$(164,438)	$(5,240)	$67,854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other	57,389	47,919	40,056
Equity-based compensation	10,534	16,591	12,994
Amortization of debt issuance costs and debt discounts	1,274	902	1,118
Loss on debt extinguishment	494	—	675
Gain on tax receivable agreement liability adjustment	(100,223)	—	—
Deferred tax expense (benefit)	123,124	(17,414)	(361)
Other	4,090	5,244	1,403
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	40,513	19,075	(56,648)
Inventory	122,479	(82,214)	(107,166)
Prepaid expenses and other assets	3,242	(7,263)	3,700
Accounts payable	(17,968)	11,043	26,933
Income taxes payable	75	(15,018)	15,585
Accrued royalties	(14,723)	9,082	17,633
Accrued expenses and other liabilities	(34,927)	(22,841)	63,586
Net cash provided by (used in) operating activities	30,935	(40,134)	87,362

Investing Activities
Purchase of property and equipment	(35,131)	(59,148)	(27,759)
Acquisitions of business and intangible assets, net of cash acquired	(5,364)	(19,479)	199
Other	699	562	179
Net cash used in investing activities	(39,796)	(78,065)	(27,381)

Financing Activities
Borrowings on line of credit	71,000	120,000	—
Payments on line of credit	(20,500)	(50,000)	—
Debt issuance costs	(1,957)	(405)	(1,055)
Proceeds from long-term debt, net	—	20,000	180,000
Payment of long-term debt	(22,581)	(18,000)	(198,375)
Contingent consideration	—	—	(2,000)
Distributions to continuing equity owners	(1,118)	(10,710)	(9,277)
Payments under tax receivable agreement	(4)	(7,718)	(1,715)
Proceeds from exercise of equity-based options	756	1,472	3,794
Net cash provided by (used in) financing activities	25,596	54,639	(28,628)

Effect of exchange rates on cash and cash equivalents	518	(797)	(51)

Net change in cash and cash equivalents	17,253	(64,357)	31,302
Cash and cash equivalents at beginning of period	19,200	83,557	52,255
Cash and cash equivalents at end of period	$36,453	$19,200	$83,557

Supplemental Cash Flow Information
Cash paid for interest	$24,635	$8,856	$5,679
Income tax payments	1,059	22,363	1,462
Establishment of liabilities under tax receivable agreement	—	30,034	20,691
Issuance of equity instruments for acquisitions	—	1,487	—
Tenant allowance	—	17,236	—
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
Cash Equivalents
Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These transactions typically settle in less than 5 days and were $1.2 million and $1.3 million at December 31, 2023 and 2022, respectively.
Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. The Company monitors the financial health of its customers and will take actions to mitigate a customer's credit risk if a negative financial forecast is expected. As of December 31, 2023 and 2022, the balance of accounts receivable consisted of 5% and 11%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.
For the years ended December 31, 2023, 2022 and 2021, there was no individual customer that generated net sales over 10%.
For the year ended December 31, 2023, no individual license agreement accounted for more than 10% of sales. For the year ended December 31, 2022, 13% of sales were related to the Company’s largest license agreements with no other license agreements accounting for more than 10% of sales. For the year ended December 31, 2021, 26% of sales were related to the Company’s two largest license agreements (13% each) with no other license agreements accounting for more than 10% of sales.

The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.
Inventory
Inventory consists primarily of figures, plush, apparel, homewares, accessories and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. The Company maintains reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $25.5 million and $16.9 million as of December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.3 million inventory write-down included in cost of sales as presented in the condensed consolidated statements of operations. The units were identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs, during the quarter ended March 31, 2023. The physical destruction plan was completed during the third quarter of 2023.
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

Other Assets
Other assets primarily comprise capitalized implementation costs from cloud computing arrangements, safeguarding assets and security deposits. The Company capitalizes eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and intends to recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement once the capitalized project is ready for intended use. Cloud computing arrangement costs, included in prepaid expenses and other current assets were $2.7 million, and $2.1 million and other assets were $3.1 million and $3.0 million as of December 31, 2023 and 2022, respectively. Amortization expense associated with the cloud computing arrangements of $2.2 million was recorded in the year ended December 31, 2023, and no amortization expense was recorded for the years ended December 31, 2022 or 2021. The Company incurred an abandonment charge of $32.5 million during the year ended December 31, 2022, as it was determined the enterprise resource planning cloud computing arrangement was no longer feasible for its intended use. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities.
Revenue Recognition and Sales Allowance
Revenue from the sale of Company products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and had not yet filled is obligation for delivery of product or service. Deferred revenue is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of December 31, 2023 and 2022, we had reserves for sales allowances of $44.1 million and $57.3 million, respectively.
We have made an accounting policy election to exclude from revenue, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value-added, and certain excise taxes).
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

Royalties
We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2023, we recorded a prepaid asset of $25.1 million, net of a reserve of $4.5 million. As of December 31, 2022, we recorded a prepaid asset of $13.0 million, net of a reserve of $0.8 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of income. Royalty expenses for the years ended December 31, 2023, 2022 and 2021, were $179.7 million, $213.1 million and $161.6 million, respectively.
Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2023, 2022 and 2021 were $31.3 million, $26.7 million, and $17.1 million, respectively.
The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of income because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.
Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations as incurred. Product design and development costs for the years ended December 31, 2023, 2022 and 2021, were $8.0 million, $10.2 million, and $6.8 million, respectively.
Foreign Currency
We have international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other expense, net on our consolidated statements of operations. In connection with the settlement and remeasurement of intercompany balances, we recorded a $0.7 million gain, a $0.1 million gain and a nominal loss for the years ended December 31, 2023, 2022 and 2021, respectively.
The income tax effects related to the unrealized foreign currency component of other comprehensive (loss) income are reclassified to earnings only when the net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed.

Deferred Tax Assets and Tax Receivable Agreement
During the year ended December 31, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the year ended December 31, 2023. There was no change to that assessment as of December 31, 2023.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain within the accompanying consolidated statements of operations and comprehensive (loss) income. There was no change to that assessment as of December 31, 2023.
Assets Held-for-Sale
The Company evaluates the held-for-sale criteria under ASC 350 when it commits to a plan to sell an asset or disposal group. Assets that qualify as held-for-sale are reported at the lower of its carrying value or its fair value less cost to sell. Assets held-for-sale are included within prepaid expenses and other current assets on the Company's consolidated balance sheets.
Recently Adopted Accounting Standards
There were no recently adopted accounting standards during the year ended December 31, 2023 that had a material effect on the financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") amending existing crypto asset disclosures, primarily requiring detailed disclosures about the types of crypto assets held by entities and the changes in those holdings. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on crypto asset disclosures.
In December 2023, the Financial Accounting Standards Board issued an ASU amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid by jurisdiction and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and it can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on income tax disclosures.

3. Acquisitions
On January 19, 2023, the Company acquired 100% of the stock outstanding in MessageMe, Inc. (d/b/a HipDot), a cosmetics company with innovative licensed collaborations in unique form factors. The final purchase consideration was $6.0 million in cash. The Company recognized an intangible asset of $1.8 million, with a useful life of 10 years for the HipDot trade name, cash of $0.6 million, liabilities of $0.5 million and the remaining $4.1 million was allocated to Goodwill.
On June 8, 2022, the Company acquired 100% of the membership interests in Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC) (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, toys, apparel, books, games and other collectibles. This transaction represented an opportunity to expand the Company’s product offerings into vinyl records, posters and other high-end collectibles. The Company accounted for the acquisition as a business combination. The final purchase consideration was $14.0 million in cash.
Goodwill of $5.5 million is calculated as the excess of the purchase price paid over the net assets acquired. The Company does not expect the goodwill as recognized, to be deductible for tax purposes. An intangible asset of $7.4 million, with a useful life of 10 years was recognized for the Mondo trade name.
The activity of Mondo as included in the Company’s consolidated statements of operations from the acquisition date to December 31, 2023 was not material.
The following table shows the final purchase price allocation for the Mondo acquisition as of June 8, 2022 (in thousands):

Assets (Liabilities) Acquired (Assumed) at Fair Value
Cash	$37
Accounts receivable	702
Inventory	2,508
Other current assets	2,545
Intangible assets	7,370
Goodwill	5,458
Current liabilities	(4,616)
Consideration transferred	$14,004
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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2023, 2022 and 2021.

The following table presents the balances of goodwill as of 2023 and 2022 (in thousands):

Goodwill
Balance as of January 1, 2022	$126,651
Acquisition	5,117
Foreign currency remeasurement	(388)
Balance as of December 31, 2022	$131,380
Acquisition	4,065
Reclassification to assets held-for-sale	(2,162)
Foreign currency remeasurement	512
Balance as of December 31, 2023	$133,795
The Company’s long-lived asset group, which includes intangible assets, property and equipment and operating lease right-of-use assets net of operating lease liabilities, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset (or asset group), a significant change in the extent or manner in which an asset (or asset group) is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer, licensor and supplier relationships, trade names, and noncompetition agreements. These are definite-lived assets and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. As of December 31, 2023 and 2022, there were also $0.1 million in indefinite-lived assets not subject to amortization but tested for impairment. There were no, $0.2 million and no impairment charges relating to indefinite-lived intangible assets recorded in the years ended December 31, 2023, 2022 and 2021, respectively.
The following table provides the details of remaining identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2023			December 31, 2022
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$115,331	$(47,638)	$67,693	$115,331	$(41,897)	$73,434
Trade names	10 - 20	92,528	(35,792)	56,736	90,728	(30,622)	60,106
Customer relationships	3 - 20	71,463	(32,378)	39,085	71,278	(28,520)	42,758
Licensor relationships	10 - 20	11,116	(7,330)	3,786	10,991	(6,145)	4,846
Total		$290,438	$(123,138)	$167,300	$288,328	$(107,184)	$181,144

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $15.8 million, $15.4 million, and $16.2 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2023 was as follows (in thousands):

Amortization
2024	$15,707
2025	15,707
2026	15,707
2027	14,544
2028	13,862
Thereafter	91,773
Total	$167,300

5. Accounts Receivable, Net
Accounts receivable, net, primarily represent customer receivables, recorded at invoiced amount, net of a sales allowance and an allowance for doubtful accounts. A sales allowance is determined based on various factors, including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. An allowance for doubtful accounts is determined based on various factors, including specific identification of balances at risk for not being collected, historical experience, existing economic conditions and supportable forecasted changes.
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
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$180,000	$232,816
Less: Allowance for sales discounts	(44,121)	(57,332)
Less: Allowance for doubtful accounts	(5,048)	(7,589)
Accounts receivable, net	$130,831	$167,895
Accounts receivable includes a $0.8 million and $1.5 million tenant improvement receivable from a lessor as of December 31, 2023 and 2022. In addition, accounts receivable as of December 31, 2023 and 2022 includes an income tax receivable of $0.3 million and $7.8 million. The remaining balance is customer receivables. Bad debt expense was $0.3 million, $6.1 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Activity in our allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2023	2022
Allowance for doubtful accounts - beginning	$7,589	$3,156
Charged to costs	294	6,127
Write offs	(2,835)	(1,694)
Allowance for doubtful accounts - ending	$5,048	$7,589

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid deposits for inventory and molds	$2,428	$2,500
Prepaid royalties, net	25,079	12,985
Crypto asset safeguarding asset	6,060	11,271
Assets held-for-sale	8,694	—
Other prepaid expenses and current assets	13,873	12,892
Prepaid expenses and other current assets	$56,134	$39,648

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Tooling and molds	$176,447	$145,021
Leasehold improvements	74,034	68,160
Computer equipment, software and other	13,222	15,315
Furniture, fixtures and warehouse equipment	27,465	24,714
Construction in progress	173	7,348
	$291,341	$260,558
Less: Accumulated depreciation	(200,006)	(158,326)
Property and equipment, net	$91,335	$102,232
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $44.0 million, $32.2 million, and $25.0 million, respectively.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and compensation	$20,320	$25,146
Accrued shipping & freight costs	5,119	21,698
Accrued sales taxes	2,156	1,377
Current liabilities under tax receivable agreement	8,960	9,567
Crypto asset safeguarding liability	6,060	11,271
Deferred revenue	9,914	8,674
Other current liabilities	37,965	35,099
Accrued liabilities and other current liabilities	$90,494	$112,832

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
Cash equivalents. As of December 31, 2023 and 2022, cash equivalents included $13.5 million and $0.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Crypto asset safeguarding liability and corresponding asset. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market the Company determines to be the principal market at the balance sheet date. The Company utilizes recent blockchain sales data through its own Droppp Marketplace to value the NFTs held in platform users' accounts for which it holds the cryptographic key information. As of December 31, 2023 and 2022, the estimated fair value of the crypto asset safeguarding liability and corresponding asset was $6.1 million and $11.3 million, respectively classified at Level 2 within the fair value hierarchy.
Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2023 and 2022, was approximately $154.9 million and $177.5 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2023 and 2022, were $153.1 million and $175.8 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company's standalone credit risk.

10. Debt
Debt consists of the following (in thousands):

	December 31,
	2023	2022
Revolving Credit Facility	$120,500	$70,000

Term Loan Facility	139,500	157,500
Equipment Finance Loan	15,419	20,000
Debt issuance costs	(1,861)	(1,681)
Total term debt	153,058	175,819
Less: current portion	22,072	22,041
Long-term debt, net	$130,986	$153,778
Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Term Facilities
2024	$22,850
2025	23,134
2026	108,935
Total	$154,919
Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into a new credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company's former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the Credit Facility interest rate index from Borrower (as defined in the Credit Agreement) option LIBOR to SOFR.

On February 28, 2023, the Credit Agreement Parties entered into an Amendment No. 3 (the “Third Amendment”) to the Credit Agreement to, among other things, (i) modify the financial covenants under the Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction is permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (each as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Beginning in the fiscal quarter ending March 31, 2024, the Third Amendment resets the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment.
The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Loans under the Credit Facilities will, at the Borrowers’ option, bear interest at either (i) SOFR, EURIBOR, HIBOR, CDOR, Daily Simple SONIA and/or the Central Bank Rate, as applicable, plus (x) 4.00% per annum and (y) solely in the case of Term SOFR based loans 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 3.00%, in each case of clauses (i) and (ii), subject to two 0.25% step-downs based on the achievement of certain leverage ratios following February 28, 2023. Each of SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on Daily Simple SONIA, interest payments are due monthly. For loans based on SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of December 31, 2023, the Credit Agreement Parties were in compliance with the modified covenants that were amended pursuant to the Third Amendment and within the Waiver Period and as of December 31, 2022, the Credit Agreement Parties were in compliance with all of the covenants in its Credit Agreement.
At December 31, 2023 and 2022, the Credit Agreement Parties had $139.5 million and $157.5 million of borrowings outstanding under the Term Loan Facility, respectively, and $120.5 million and $70.0 million outstanding borrowings under the Revolving Credit Facility, respectively. Outstanding borrowings under the Revolving Credit Facility at December 31, 2023 are due within 30 days of the applicable draw. At December 31, 2023 and 2022, the Company had $20.5 million and $145.0 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of December 31, 2023 and 2022.
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
At December 31, 2023 and 2022, the Company had $15.4 million and $20.0 million outstanding under the Equipment Finance Loan, respectively.
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
Some operating leases also contain the option to renew for five years periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense, included in selling, general and administrative expenses on the consolidated statements of operations, was $29.4 million, $24.5 million and $16.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the Company terminated an agreement for a lease that had not commenced and incurred a charge of approximately $4.2 million.
During the years ended December 31, 2023 and 2022, operating cash outflows relating to operating lease liabilities were $19.5 million and $16.0 million, respectively. Operating lease right-of-use assets obtained in exchange for new operating lease obligations was $0.9 million during the year ended December 31, 2023. Operating lease right-of-use assets obtained in exchange for new operating lease obligations was $54.1 million, with $17.2 million lease incentives obtained, during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company’s operating leases had a weighted-average remaining term of 6.7 years and 7.4 years, respectively, and weighted-average discount rates of 5.78% and 5.76%, respectively. Excluded from the measurement of operating lease liabilities and operating lease right-of-use assets were certain warehouse and distribution contracts that either qualify for the short-term lease recognition exception and/or do not give the Company the right to control the warehouse and/or distribution facilities underlying the contract.
In January 2020, the Company entered into a non-cancellable operating sub-lease for office space expiring in 2024. Rental income recognized for the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $0.4 million and $0.3 million, respectively, included as a reduction of selling, general and administrative expenses on the consolidated statements of operations.
The future payments on the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$18,076
2025	17,122
2026	17,453
2027	12,952
2028	12,163
Thereafter	29,654
Total lease payments	107,420
Less: imputed interest	(18,625)
Total	$88,795

12. Income Taxes
(Loss) income before income taxes consisted of (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(46,847)	$(39,077)	$72,758
Foreign	14,906	16,036	12,157
(Loss) income before income taxes	$(31,941)	$(23,041)	$84,915
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
The components of the Company’s income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$5,574	$(4,766)	$12,894
State and local	71	1,629	1,825
Foreign	3,728	2,750	2,703
Current income taxes	$9,373	$(387)	$17,422
Deferred income taxes:
Federal	$105,236	$(11,227)	$(185)
State and local	17,888	(5,945)	(18)
Foreign	—	(242)	(158)
Deferred income taxes	123,124	(17,414)	(361)
Income tax expense (benefit)	$132,497	$(17,801)	$17,061
A reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(56.2)	20.2	1.7
Foreign taxes	(9.3)	(9.9)	2.5
Foreign tax credit	—	11.7	—
Non-deductible expenses	(0.9)	(2.1)	(1.1)
Change in valuation allowance	(340.5)	47.2	2.3
Non-controlling interest	(6.8)	2.6	(6.0)
Share-based compensation	(1.6)	(19.8)	0.1
Return to provision	(23.8)	4.9	1.5
Other, net	3.3	1.5	(1.9)
Income tax expense	(414.8)%	77.3%	20.1%

The Company’s annual effective tax rate in 2023 is different than the statutory rate of 21% due to the valuation allowance. The Company's annual effective tax rate for 2022 is different than the statutory rate of 21%, primarily due to a partial release of the valuation allowance, the limitation of future share based compensation pursuant to Section 162(m) of the Internal Revenue Code (the "Code"), and the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests. The Company's annual effective tax rate in 2021 was less than the statutory rate of 21%, primarily because the Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Investment in partnership	$86,337	$93,923
Tax receivable agreement liability	2,150	26,860
Stock-based compensation	6,790	5,402
Foreign tax credit	62	834
Other carryforwards	146	826
Net operating loss carryforward	34,867	—
Gross deferred tax assets	130,352	127,845
Valuation allowance	(130,352)	(3,952)
Deferred tax assets, net of valuation allowance	—	123,893
Deferred tax liabilities:
Property and equipment	(402)	(382)
Gross deferred tax liabilities	(402)	(382)
Net deferred tax assets	$(402)	$123,511
The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the year ended December 31, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the year ended December 31, 2023. As of December 31, 2022, the Company recognized a deferred tax asset of $93.9 million, associated with the basis difference in its investment in FAH, LLC upon acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in FAH, LLC, which we expect would result in a capital loss. As of December 31, 2022, the Company has a valuation allowance in the amount of $4.0 million, against the deferred tax asset. The Company released $11.0 million valuation allowance during the year ended December 31, 2022, related to a discrete benefit on the outside basis deferred tax asset.
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

There are no unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2023, 2022 and 2021.
Interest and penalties related to income tax matters are classified as a component of income tax expense (benefit). As of December 31, 2023, and 2022, we have not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.
Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2019 and subject to examination for all foreign income tax returns for fiscal 2023 and 2022. There were no open tax examinations at December 31, 2023.
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
13. Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the TRA Parties that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. FAH, LLC will have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the TRA Parties maintaining a continued ownership interest in FAH, LLC. In general, the TRA Parties’ rights under the Tax Receivable Agreement are assignable, including to transferees of common units in FAH, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in FAH, LLC). The Company may expect to benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.
The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2023 and 2022, the Company acquired an aggregate of 1.8 million and 6.5 million common units of FAH, LLC, respectively, in connection with the redemption of common units, which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement. As a result of these exchanges, during the years ended December 31, 2023 and 2022, the Company recognized an increase to its net deferred tax assets in the amount of $0.0 million and $30.6 million, respectively, and corresponding Tax Receivable Agreement liabilities, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of FAH, LLC common units.

As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain for the year ended December 31, 2023. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability during the years ended December 31, 2022 and 2021, as we concluded at such time that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$109,187	$82,884	$62,318
Additional liabilities for exchanges	—	30,034	20,691
Adjustment to remeasurement of liabilities	(100,223)	3,987	1,590
Payments under tax receivable agreement	(4)	(7,718)	(1,715)
Ending balance	$8,960	$109,187	$82,884
14. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. The Company is expected to incur $80.4 million in minimum guaranteed royalty payments under licensing arrangements, including $31.1 million in 2024, $48.8 million in 2025, $0.2 million in 2026 and $0.2 million in 2027.
Employment Agreements
The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board, and up to one year’s severance pay beyond termination date.
Debt
The Company has entered into a Credit Facility which includes a term loan facility and a revolving credit facility. The Company has also entered into an Equipment Finance Loan. See Note 10, Debt.
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
Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the TRA Parties that provides for the payment by the Company to the TRA Parties under certain circumstances. The Company is expected to incur $9.0 million in 2024. See Note 13, Liabilities under Tax Receivable Agreement.

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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher, et al. v. Mariotti. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher, et al. v. Mariotti and the actions were stayed pending finalization of the settlement. On March 4, 2024, plaintiffs filed a motion for preliminary approval of the settlement with the Court. As part of the settlement, the plaintiffs agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses will be paid out of Funko’s directors and officers insurance.The motion for preliminary approval of the settlement remains pending.
On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware. The Company moved to dismiss the Silverberg complaint on April 3, 2023. Plaintiff responded on May 3, 2023, and briefing was completed on May 25, 2023. The motion remains pending before the Court of Chancery.
Additionally, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, ACON, Fundamental Capital, the underwriters of its IPO, and certain other defendants.
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. The Company moved to dismiss twice, and the Court twice granted the Company's motions to dismiss, the second time with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition, and the case was remanded to the Superior Court for further proceedings. The Company filed its answer on September 19, 2022 and discovery is currently ongoing. Plaintiffs filed a motion for class certification on July 7, 2023, and briefing was completed on the class certification motion on October 25, 2023. On November 6, 2023, the Washington Superior Court granted Plaintiffs’ motion for class certification.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss. Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. The Company moved to dismiss on December 15, 2023, and the motion will be fully briefed by March 22, 2024.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
15. Segments
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and for which is regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Due to a change in executive management during the year ended December 31, 2023, we have redefined our named CODM from our prior Chief Executive Officer to our current Chief Financial Officer and Chief Operating Officer. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment.
The following table presents summarized product information as a percent of sales:

	Year ended December 31,
	2023	2022	2021
Core Collectibles	73.3%	75.5%	79.8%
Loungefly Branded Products	19.6%	19.1%	14.7%
Other	7.1%	5.4%	5.6%

The following tables present summarized geographical information (in thousands):

	Year ended December 31,
	2023	2022	2021
Net sales:
United States	$755,620	$966,324	$743,846
Europe	268,496	260,557	214,732
Other International	71,970	95,825	70,715
Total net sales	$1,096,086	$1,322,706	$1,029,293

	December 31,
	2023	2022
Long-lived assets:
United States	$110,308	$131,549
Vietnam and China	31,411	28,811
United Kingdom	18,867	21,056
Total long-lived assets	$160,586	$181,416

16. Related Party Transactions
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. and an executive officer. For the years ended December 31, 2023, 2022 and 2021, the Company recorded approximately $2.5 million, $1.6 million and $0.8 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2023 and 2022, accounts receivable from Forbidden Planet were $0.5 million and $0.2 million on the consolidated balance sheets, respectively.
In February 2019, in connection with the Forrest-Pruzan Acquisition, the Company assumed two leases of office space with Roll and Move, LLC and Roll and Move II LLC, both of which are owned by certain former owners of Forrest-Pruzan Creative LLC, one of whom was an employee of the Company. In 2022, the Company leased another space with the same landlord. For the years ended December 31, 2022 and 2021, the Company recorded $0.3 million, respectively of rental expense related to the leases, which was recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations. The relationship was no longer a related party during the year ended December 31, 2023.
17. Employee Benefit Plans
We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. The Company’s employer matching contributions were $3.3 million, $3.0 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Funko, Inc. 2019 Incentive Award Plan. Effective April 18, 2019, the Company adopted the Funko, Inc. 2019 Incentive Award Plan (the "2019 Plan"). We have also reserved for issuance an aggregate number of shares under the 2019 Plan equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Total shares reserved for issuance under the 2019 plan was 7,706,086 as of December 31, 2023.
The number of unissued common shares reserved for future grants under the 2017 Plan and 2019 Plan was 1,206,560 and 3,706,144, respectively as of December 31, 2023.
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2022	3,860	$15.40	$3,455	7.21
Granted	874	10.90	—
Exercised	(162)	4.61	559
Forfeited	(1,676)	15.67	704
Outstanding at December 31, 2023	2,896	14.49	845	6.84
Options exercisable at December 31, 2023	1,811	$14.90	$770	5.72
Stock options awarded to employees under the 2017 Plan and 2019 Plan are generally granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms.
A summary of restricted stock unit activity for the year ended December 31, 2023 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2022	2,719	$16.82	2.86
Granted	1,273	9.38
Vested	(1,426)	12.59
Forfeited	(718)	15.58
Unvested at December 31, 2023	1,848	$12.51	2.52
A summary of performance stock unit activity for the year ended December 31, 2023 is as follows:

	Funko, Inc. Performance Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2022	67	$17.09	2.00
Granted	114	9.77
Vested	(12)	17.09
Forfeited	(56)	13.01
Unvested at December 31, 2023	113	$12.10	1.75

Performance stock units achievement is at the discretion of the Compensation Committee of the board of directors. The number of units subject to future vesting is based on annual Company achieved factors, such as Net Sales and Adjusted EBITDA Margin. Unvested units are expected to vest at the determination date of December 31, 2024 or December 31, 2025, depending on the grant. Achievement is estimated at a weighted average 73.5% of the units granted as of December 31, 2023.
Options to purchase common units in FAH, LLC. In connection with the IPO, existing options to purchase Class A units in FAH, LLC were converted into 555,867 options to purchase common units in FAH, LLC.
A summary of FAH, LLC stock option activity for the year ended December 31, 2023 is as follows:

	FAH, LLC Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2022	146	$0.05	$1,590	0.41
Exercised	(146)	0.05	1,078
Outstanding at December 31, 2023	—	—	—	0.00
Options exercisable at December 31, 2023	—	$—	$—	0.00
The following table presents information on stock option exercises (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash received for exercise price	$756	$1,472	$3,794
Intrinsic value	559	1,042	2,543
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
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future
For each of the options granted under the 2017 Plan and 2019 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2023	2022	2021
Expected term (years)	6.01	6.05	6.06
Expected volatility	76.7%	63.6%	48.6%
Risk-free interest rate	4.1%	2.2%	1.0%
Dividend yield	—%	—%	—%
The weighted-average fair value of stock options granted for the years ended December 31, 2023, 2022 and 2021 was $6.71, $10.85, and $9.26 per share, respectively.

Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statements of operations. Equity-based compensation for the years ended December 31, 2023, 2022 and 2021 was $10.5 million, $16.6 million and $13.0 million, respectively.
As of December 31, 2023, there was $23.1 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 2.5 years.
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
Net (loss) income and comprehensive (loss) income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2023, 2022 and 2021, Funko, Inc. owned 50.5 million, 47.2 million and 40.1 million of FAH, LLC common units, respectively, representing a 94.9%, 91.6% and 77.3% economic ownership interest in FAH, LLC, respectively.
Net (loss) income and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $10.5 million, $16.6 million and $13.0 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2023, 2022 and 2021, respectively, and $128.7 million of income tax expense, $20.5 million income tax benefit and $14.3 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(164,438)	$(5,240)	$67,854
Less: net (loss) income attributable to non-controlling interests	(10,359)	2,795	23,954
Net (loss) income attributable to Funko, Inc. — basic	$(154,079)	$(8,035)	$43,900
Add: Reallocation of net income attributable to non- controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	—
Net (loss) income attributable to Funko, Inc. — diluted	$(154,079)	$(8,035)	$43,900
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	48,332,401	44,554,788	38,392,390
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	—	227,500
Add: Dilutive Funko, Inc. equity compensation awards	—	—	1,990,728
Weighted-average shares of Class A common stock outstanding — diluted	48,332,401	44,554,788	40,610,618
(Loss) earnings per share of Class A common stock — basic	$(3.19)	$(0.18)	$1.14
(Loss) earnings per share of Class A common stock — diluted	$(3.19)	$(0.18)	$1.08
For the years ended December 31, 2023, 2022 and 2021 an aggregate of 9.9 million, 11.6 million and 14.7 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted (loss) earnings per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2023, 2022 and 2021 anti-dilutive securities included 4.0 million, 7.0 million and 13.2 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of Class B common stock under the two-class method has not been presented.

Schedule I: Condensed Financial Information of Registrant

FUNKO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Intercompany revenue	$226	$564	$82
Selling, general, and administrative expenses	10,812	16,941	13,163
Total operating expenses	10,812	16,941	13,163
Loss from operations	(10,586)	(16,377)	(13,081)
Interest (expense) income, net	(321)	(168)	3
Tax receivable agreement liability adjustment	100,223	(3,987)	(1,590)
Equity in net (loss) income of subsidiaries	(114,697)	(8,040)	72,916
(Loss) income before income taxes	(25,381)	(28,572)	58,248
Income tax expense (benefit)	128,698	(20,537)	14,348
Net (loss) income	$(154,079)	$(8,035)	$43,900

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net (loss) income	$(154,079)	$(8,035)	$43,900
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $(770), $1,169 and $163 for the years ended December 31, 2023, 2022 and 2021, respectively	2,423	(3,681)	(544)
Reclassification of foreign currency translation gain into net (loss) income	$—	$—	$(96)
Comprehensive (loss) income attributable to Funko, Inc.	$(151,656)	$(11,716)	$43,260

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,
	2023	2022
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$3,734	$911
Income tax receivable	311	7,530
Total current assets	4,045	8,441

Intercompany receivable	118,783	119,219
Deferred tax asset, net of valuation allowance	—	123,893
Investment in subsidiaries	118,443	225,858
Total assets	$241,271	$477,411
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of liabilities under tax receivable agreement	$8,960	$9,567
Accrued expenses and other current liabilities	370	—
Total current liabilities	9,330	9,567

Liabilities under tax receivable agreement, net of current portion	—	99,620

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 50,549 shares and 47,192 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 2,277 shares and 3,293 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	326,180	310,807
Accumulated other comprehensive (loss) income	(180)	(2,603)
(Accumulated deficit) retained earnings	(94,064)	60,015
Total stockholders' equity	231,941	368,224
Total liabilities and stockholders' equity	$241,271	$477,411

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Operating Activities
Net (loss) income	$(154,079)	$(8,035)	$43,900
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiaries	114,697	8,040	(72,916)
Equity-based compensation	10,534	16,591	12,994
Deferred tax expense (benefit)	123,124	(17,173)	(203)
Tax receivable liability adjustment	(100,223)	3,987	1,590
Changes in operating assets and liabilities:
Income tax receivable	7,219	(7,530)	294
Due from related parties, net	436	(984)	1,351
Prepaid expenses and other assets	—	(11,019)	—
Income taxes payable	—	(14,684)	14,684
Accrued expenses and other liabilities	370	11,190	(571)
Net cash provided by (used in) operating activities	2,078	(19,617)	1,123

Investing Activities
Capital contribution to FAH, LLC	—	(73,980)	—
Net cash (used in) investing activities	—	(73,980)	—

Financing Activities
Tax distribution received from FAH, LLC	—	38,811	24,173
Tax receivable agreement payments	(4)	(7,718)	(1,715)
Proceeds from exercise of equity-based options	749	1,472	3,794
Net cash provided by financing activities	745	32,565	26,252

Net change in cash and cash equivalents	2,823	(61,032)	27,375
Cash and cash equivalents at beginning of period	911	61,943	34,568
Cash and cash equivalents at end of period	$3,734	$911	$61,943

Supplemental Cash Flow Information
Income tax payments	$—	$18,999	$23
Establishment of liabilities under tax receivable agreement	—	30,034	20,691
Issuance of equity instruments for acquisitions	—	1,487	—

See accompanying notes to condensed financial information

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
December 31, 2023
1. Organization
Funko, Inc. (the “Parent Company”) was formed on April 21, 2017 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in FAH, LLC, and certain deferred tax assets, net of valuation allowance.
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
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2023, 2022, and 2021, the full amounts of intercompany revenue and equity in net (loss) income of subsidiaries in the Parent Company Statements of Operations were eliminated in consolidation. An intercompany receivable was owed to the Parent Company by FAH, LLC of $118.8 million and $119.2 million as of December 31, 2023 and 2022, respectively. On May 3, 2022, the Parent Company entered into a common unit subscription agreement with FAH, LLC pursuant to which the Parent Company purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by the Parent Company and the number of outstanding shares of Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of Class B common stock were cancelled. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $9.0 million and $109.2 million as of December 31, 2023 and 2022, respectively.
3. Commitments and Contingencies
The Parent Company is party to a tax receivable agreement that provides for the payment by the Parent Company to the TRA Parties of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for more information regarding the Parent Company's tax receivable agreement. As described in Note 13 to the Funko, Inc. consolidated financial statements, appearing elsewhere in the Form 10-K, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Funko, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2023 and 2022, liabilities under the tax receivable agreement totaled $9.0 million and $109.2 million, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of December 31, 2023, that our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of certain material weaknesses in our internal control over financial reporting, as further described below.
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
Previously Disclosed Material Weaknesses
We previously disclosed the following material weaknesses within our 2022 Annual Report on Form 10-K:
•Risk Assessment – we failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve control objectives, and identifying and assessing changes in the business that could impact the system of internal controls.
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
During fiscal year 2023, with the oversight of the Audit Committee of the Board of Directors, the Company continued remediation activities to address the material weaknesses existing as of December 31, 2022.

With respect to the material weakness related to Risk Assessment, the following remediation actions were taken, which remediated the previously identified material weakness as of December 31, 2023, including:
•the performance of scoping and risk assessment processes to identify and analyze risks across the various levels of the Company; and
•utilization of the SOX Steering Committee to identify and analyze risks, communicate and emphasize the importance of internal controls, and to report regularly to the Company’s Audit Committee.
With respect to the material weakness related to Information and Communication, the following remediation actions were taken, which significantly reduced the scope of the previously identified material weakness as of December 31, 2023, including:
•for all systems, except for the US Enterprise Resource Planning software (“ERP”), and systems related to our digital collectibles business, GITCs that review, approve, and periodically re-evaluate the user access privileges for system users and the business purpose for allowing access for each authorized user to address segregation of duties were designed and implemented; and
•for the Company’s UK ERP, GITCs supporting change management, user access and segregation of duties were designed and implemented.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the existence of material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The following previously identified material weaknesses remain unremediated as of December 31, 2023:
•Information and Communication – we have not completed the design and operation of GITCs, supporting change management, user access and segregation of duties controls within our US ERP and systems related to our digital collectibles business. Additionally, we were unable to effectively design and operate GITCs supporting change management within systems utilized by the Company in its financial reporting, other than our UK ERP.
•Control Activities – we have not completed the design and implementation of certain control activities that address relevant risks, retain sufficient evidence of the performance of control activities, or design control activities at the level of precision required to identify all potentially material errors, across all significant accounts.
•Monitoring – as a result of the material weaknesses described above, we have not completed the design and operation of certain monitoring activities to ascertain whether the components of internal control are present and functioning.
Although we have undertaken remediation efforts to enhance our monitoring activities, we will not consider that material weakness to be remediated until the material weakness related to control activities is fully remediated, and until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A.

Ongoing Remediation Efforts to Address Material Weaknesses
We have engaged a third-party to assist us in our remediation plans and activities, including designing and implementing certain control activities. The following remediation activities are ongoing to remediate the remaining previously reported material weaknesses:
•enhancing the design of GITCs within our US ERP;
•enhancing the design of GITCs supporting change management, within certain systems, other than our UK ERP;
•determining if additional investments are needed to upgrade or enhance existing systems which may not have the appropriate infrastructure to meet the requirements of our internal control framework;
•enhancing the design of control activities and evaluating the operating effectiveness of control activities to address risks and operate at a level of precision to identify all potentially material errors;
•conducting trainings across the organization to enforce policies for the retention of sufficient evidence of the performance of control activities;
•monitoring the effectiveness of our internal controls and continued progress towards remediation status; and
•adding resources with appropriate expertise to plan and perform more timely and thorough monitoring activities for internal control over financial reporting.
Our remediation efforts will continue throughout 2024; however, we cannot provide assurance as to when our remediation activities will be complete. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the material weakness described above and other remediation efforts to date, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Funko, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Funko, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Funko, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the control activities; information and communication; and monitoring components of the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 7, 2024, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Seattle, Washington
March 7, 2024

Item 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Executive Officers and Directors
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers and directors is provided in Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers and Board of Directors,” and will also appear in our definitive proxy statement for our 2024 Annual Meeting of Stockholders. The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2023)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders			4,912,704	(1)
Stock Options	2,895,513	$14.49	—
Restricted Stock Units	1,848,323	—	—
Performance Stock Units (based on target performance)	113,114	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	4,856,950	$14.49	4,912,704
(1)Includes 1,206,560 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan and 3,706,144 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan increases on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors.

Other
The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023
3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-220856	4.1	10/23/2017
4.2	Description of Securities					*
10.1 †	Funko Acquisition Holdings, L.L.C. 2015 Option Plan, Amended and Restated as of November 1, 2017.	10-K	001-38274	10.1	3/19/2018
10.2 †	Form of Option Agreement under Funko Acquisition Holdings, L.L.C. 2015 Option Plan.	S-1	333-220856	10.15	10/6/2017
10.3 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.4 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.5 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/2018
10.6 †	Employment Agreement, dated January 3, 2022, between the Company and Brian Mariotti.	8-K	001-38274	10.2	1/7/2022
10.7 †	Amendment to Employment Agreement, by and between the Company and Brian Mariotti, dated December 5, 2022.	8-K	001-38274	10.3	12/9/2022
10.8 †	Letter between the Company and Brian Mariotti, dated July 13, 2023	8-K	001-38274	10.2	7/18/2023

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9 †	Advisor Agreement, by and between the Company and Brian Mariotti, dated September 1, 2023	8-K	001-38274	10.1	9/1/2023
10.10 †	Amended and Restated Employment Agreement, dated April 19, 2023, by and between the Company and Tracy Daw.	10-Q	001-38274	10.3	5/4/2023
10.11 †	Amended and Restated Employment Agreement, dated January 3, 2022, between the Company and Andrew Perlmutter.	8-K	001-38274	10.1	1/7/2022
10.12 †	Amendment to Amended and Restated Employment Agreement, by and between the Company and Andrew Perlmutter, dated as of December 5, 2022.	8-K	001-38274	10.2	12/9/2022
10.13 †	Second Amendment to Amended and Restated Employment Agreement, by and between the Company and Andrew Perlmutter, dated August 15, 2023.	8-K	001-38274	10.1	8/15/2023
10.14 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/2017
10.15 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.16 †	Non-Employee Director Compensation Policy, dated August 22, 2022.	10-Q	001-38274	10.2	11/3/2022
10.17	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.18	Stockholders Agreement, dated as of May 3, 2022, between the Company and TCG 3.0 Fuji, LP	10-Q	001-38274	10.2	5/5/2022
10.19	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.20	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.21	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/2018
10.22	Registration Rights Agreement Joinder and Amendment, dated May 3, 2022, between TCG 3.0 Fuji, LP and the Company.	10-Q	001-38724	10.3	5/5/2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.23	Credit Agreement dated September 17, 2021, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC and Funko Games, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/22/2021
10.24	Amendment No. 1, dated as of April 26, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.1	5/5/2022
10.25	Amendment No. 2, dated as of July 29, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.6	8/4/2022
10.26	Amendment No. 3, dated as of February 28, 2023, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-K	001-38274	10.23	3/1/2023
10.27 †	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
10.28 †	Form of Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.1	8/5/2021
10.29 †	Form of Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.2	8/5/2021
10.30 †	Form of Director Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.3	8/5/2021
10.31 †	Form of Director Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/5/2021
10.32 †	Form of Restricted Stock Unit Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/4/2022
10.33 †	Form of Option Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.5	8/4/2022
10.34 †	Tatum Services Agreement, by and between Funko, LLC and Ranstad Professionals US, LLC d/b/a Tatum, dated as of November 22, 2022.	8-K	001-38274	10.1	12/9/2022
10.35 †	Form of Performance Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan	10-K	001-38274	10.33	3/1/2023
10.36 †	Form of Performance Stock Unit Award Agreement for UK Employees under the Funko, Inc. 2019 Incentive Award Plan	10-K	001-38274	10.34	3/1/2023

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.37 †	Employment Agreement, by and between the Company and Steve Nave, dated February 27, 2023.	10-K	001-38274	10.35	3/1/2023
10.38 †	Letter between the Company and Michael Lunsford, dated July 13, 2023	8-K	001-38274	10.1	7/18/2023
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
†    Management contract or compensation plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: March 7, 2024	By:	/s/ Steve Nave
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lunsford	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Michael Lunsford

/s/ Steve Nave	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 7, 2024
Steve Nave

/s/ Andrew Perlmutter	President and Director	March 7, 2024
Andrew Perlmutter

/s/ Charles Denson	Chairman of the Board	March 7, 2024
Charles Denson

/s/ Trevor Edwards	Director	March 7, 2024
Trevor Edwards

/s/ Diane Irvine	Director	March 7, 2024
Diane Irvine

/s/ Jesse Jacobs	Director	March 7, 2024
Jesse Jacobs

/s/ Michael Kerns	Director	March 7, 2024
Michael Kerns

/s/ Sarah Kirshbaum Levy	Director	March 7, 2024
Sarah Kirshbaum Levy