Form 10-Q
period 2024-03-31
Funko, Inc.
filed 2024-05-09
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2024, the registrant had 52,165,571 shares of Class A common stock, $0.0001 par value per share, and 1,433,368 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include, but are not limited to, the following:
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

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net sales	$215,699	$251,878
Cost of sales (exclusive of depreciation and amortization shown separately below)	129,427	202,303
Selling, general, and administrative expenses	85,595	100,061
Depreciation and amortization	15,579	13,976
Total operating expenses	230,601	316,340
Loss from operations	(14,902)	(64,462)
Interest expense, net	6,311	5,687
Loss on extinguishment of debt	—	494
Other expense, net	1,553	821
Loss before income taxes	(22,766)	(71,464)
Income tax expense (benefit)	900	(10,320)
Net loss	(23,666)	(61,144)
Less: net loss attributable to non-controlling interests	(1,003)	(5,833)
Net loss attributable to Funko, Inc.	$(22,663)	$(55,311)
Loss per share of Class A common stock:
Basic	$(0.45)	$(1.17)
Diluted	$(0.45)	$(1.17)
Weighted average shares of Class A common stock outstanding:
Basic	50,706	47,248
Diluted	50,706	47,248
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net loss	$(23,666)	$(61,144)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $0 and $(283) for the three months ended March 31, 2024 and 2023, respectively	(641)	1,054
Comprehensive loss	(24,307)	(60,090)
Less: Comprehensive loss attributable to non-controlling interests	(1,036)	(5,717)
Comprehensive loss attributable to Funko, Inc.	$(23,271)	$(54,373)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$26,110	$36,453
Accounts receivable, net	101,207	130,831
Inventory, net	112,282	119,458
Prepaid expenses and other current assets	38,659	56,134
Total current assets	278,258	342,876
Property and equipment, net	85,587	91,335
Operating lease right-of-use assets	57,833	61,499
Goodwill	133,678	133,795
Intangible assets, net	163,413	167,388
Deferred tax asset, net of valuation allowance	—	—
Other assets	6,703	7,752
Total assets	$725,472	$804,645
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$107,000	$120,500
Current portion of long-term debt, net of unamortized discount	22,218	22,072
Current portion of operating lease liabilities	17,002	17,486
Accounts payable	47,794	52,919
Income taxes payable	2,116	986
Accrued royalties	41,896	54,375
Accrued expenses and other current liabilities	80,369	90,494
Total current liabilities	318,395	358,832
Long-term debt, net of unamortized discount	117,221	130,986
Operating lease liabilities, net of current portion	67,441	71,309
Deferred tax liability	156	402
Liabilities under tax receivable agreement, net of current portion	—	—
Other long-term liabilities	4,700	5,076

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 50,963 and 50,549 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 2,276 and 2,277 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	330,005	326,180
Accumulated other comprehensive loss	(788)	(180)
Accumulated deficit	(116,727)	(94,064)
Total stockholders’ equity attributable to Funko, Inc.	212,495	231,941
Non-controlling interests	5,064	6,099
Total stockholders’ equity	217,559	238,040
Total liabilities and stockholders’ equity	$725,472	$804,645
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating Activities
Net loss	$(23,666)	$(61,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and other	15,045	13,745
Equity-based compensation	3,824	3,642
Amortization of debt issuance costs and debt discounts	440	267
Loss on debt extinguishment	—	494
Other	605	(1,702)
Changes in operating assets and liabilities:
Accounts receivable, net	28,803	8,031
Inventory	6,767	55,824
Prepaid expenses and other assets	15,760	(8,063)
Accounts payable	(6,844)	(12,139)
Income taxes payable	1,144	(34)
Accrued royalties	(12,479)	(22,742)
Accrued expenses and other liabilities	(14,892)	(6,449)
Net cash provided by (used in) operating activities	14,507	(30,270)

Investing Activities
Purchases of property and equipment	(4,157)	(12,746)
Acquisitions, net of cash	—	(5,274)
Sale of Funko Games inventory and certain intellectual property	6,754	—
Other	161	233
Net cash provided by (used in) investing activities	2,758	(17,787)

Financing Activities
Borrowings on line of credit	—	71,000
Payments on line of credit	(13,500)	—
Debt issuance costs	—	(1,957)
Payments of long-term debt	(13,941)	(5,621)
Contributions on behalf of continuing equity owners	2	—
Proceeds from exercise of equity-based options	—	87
Net cash (used in) provided by financing activities	(27,439)	63,509

Effect of exchange rates on cash and cash equivalents	(169)	145

Net change in cash and cash equivalents	(10,343)	15,597
Cash and cash equivalents at beginning of period	36,453	19,200
Cash and cash equivalents at end of period	$26,110	$34,797
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair presentation of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2024, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2023.
In January 2024, the Company sold all outstanding inventory and certain intellectual property marketed under and related to Funko Games, to an independent third-party. The Company also entered into a multi-year exclusive worldwide license and distribution agreement with the purchaser, whereby the Company will earn minimum guaranteed royalty payments for the continued use of the Funko brand. Proceeds from the transaction were utilized to pay down the outstanding balance of the Term Loan Facility (as defined below).

During the three months ended March 31, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.1 million inventory write-down included in cost of sales as presented in the condensed consolidated statements of operations. The units were identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs, during the quarter ended March 31, 2023. The physical destruction plan was completed during the three months ended September 30, 2023.
3. Fair Value Measurements
The Company’s financial instruments, other than those discussed below, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of these financial instruments approximates fair value due to the short-term nature of these instruments. For financial instruments measured at fair value on a recurring basis, the Company prioritizes the inputs used in measuring fair value according to a three-tier fair value hierarchy defined by U.S. GAAP. For a description of the methods and assumptions that the Company uses to estimate the fair value and determine the classification according to the fair value hierarchy for each financial instrument, see the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.
Cash equivalents. As of March 31, 2024 and December 31, 2023, cash equivalents included $4.7 million and $13.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Crypto asset safeguarding liability and corresponding asset. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market the Company determines to be the principal market at the balance sheet date. The Company utilizes recent blockchain sales data through its own Droppp Marketplace to value the non-fungible tokens (“NFTs”) held in platform users' accounts for which it holds the cryptographic key information. As of March 31, 2024 and December 31, 2023, the estimated fair value of the crypto asset safeguarding liability and corresponding asset was $7.1 million and $6.1 million, respectively, classified at Level 2 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at March 31, 2024 and December 31, 2023, was approximately $141.0 million and $154.9 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2024 and December 31, 2023, were $139.4 million and $153.1 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.

4. Debt
Debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving Credit Facility	$107,000	$120,500

Term Loan Facility	$126,746	$139,500
Equipment Finance Loan	14,232	15,419
Debt issuance costs	(1,539)	(1,861)
Total term debt	139,439	153,058
Less: current portion	22,218	22,072
Long-term debt, net	$117,221	$130,986
Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into a new credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company's former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the Credit Facilities interest rate index from Borrower (as defined in the Credit Agreement) option LIBOR to SOFR.

On February 28, 2023, the Credit Agreement Parties entered into an Amendment No. 3 (the “Third Amendment”) to the Credit Agreement to, among other things, (i) modify the financial covenants under the Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ending December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction is permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Beginning in the fiscal quarter ended March 31, 2024, the Third Amendment reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment.
The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also matures on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
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
The Credit Facilities are secured by substantially all of the assets of the borrowers under the Credit Facilities and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2024, the Credit Agreement Parties were in compliance with all of the covenants in the Credit Agreement and as of December 31, 2023, the Credit Agreement Parties were in compliance with the modified covenants that were amended pursuant to the Third Amendment and within the Waiver Period.

At March 31, 2024 and December 31, 2023, the Credit Agreement Parties had $126.7 million and $139.5 million of borrowings outstanding under the Term Loan Facility, respectively, and $107.0 million and $120.5 million of outstanding borrowings under the Revolving Credit Facility, respectively. Outstanding borrowings under the Revolving Credit Facility at March 31, 2024 are due within 30 days of the applicable draw. At March 31, 2024 and December 31, 2023, the Company had $43.0 million and $20.5 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of March 31, 2024 and December 31, 2023.
Equipment Finance Loan
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”), entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The loan is to be repaid in 48 monthly equal installments starting January 15, 2023, utilizing an annual fixed interest rate of 5.71%.
The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse.
At March 31, 2024 and December 31, 2023, the Company had $14.2 million and $15.4 million outstanding under the Equipment Finance Loan, respectively.
5. Liabilities under Tax Receivable Agreement
The Company is party to a tax receivable agreement with FAH, LLC (the “Tax Receivable Agreement”) and each of the Continuing Equity Owners, and certain transferees of the Continuing Equity Owners have been joined as parties to the Tax Receivable Agreement (the parties entitled to payments under the Tax Receivable Agreement are referred to herein as the “TRA Parties”) that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units of FAH, LLC for Class A common stock of Funko, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.
The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During the three months ended March 31, 2024 and 2023, the Company acquired a nominal amount of and no common units of FAH, LLC, respectively.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of December 31, 2023 to $9.0 million.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three months ended March 31 (in thousands):

	2024	2023
Beginning Balance	$8,960	$109,187
Payments under tax receivable agreement	—	(5)
Ending balance	$8,960	$109,182
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
Debt
The Company is party to a Credit Agreement which includes a Term Loan Facility and a Revolving Credit Facility. The Company is also party to an Equipment Finance Loan. See Note 4, Debt.
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

The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher v. Mariotti et al. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher v. Mariotti et al. and the actions were stayed pending finalization of the settlement. On March 4, 2024, plaintiffs filed a motion for preliminary approval of the settlement with the Court. As part of the settlement, the plaintiffs agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses will be paid out of Funko’s directors and officers insurance. The Court orally granted the motion for preliminary approval at a hearing on April 12, 2024, but has not yet issued a written preliminary approval order or set a hearing date for final approval of the settlement.
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
On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against the Company, certain of its officers and directors, ACON, Fundamental, and certain other defendants. The Company moved to dismiss twice, and the Court twice granted the Company’s motions to dismiss, the second time with prejudice. Plaintiffs appealed, and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Company’s petition, and the case was remanded to the Superior Court for further proceedings. The Company filed its answer on September 19, 2022 and the Court certified the case as a class action on November 6, 2023. Discovery is currently ongoing.
The consolidated complaint alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), as amended, by making allegedly materially misleading statements in documents filed with the U.S. Securities and Exchange Commission in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.

On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss. Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. Both motions remain pending.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. The Company moved to dismiss on December 15, 2023, and briefing on the motion was completed on March 22, 2024. The motion remains pending.
On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. There have been no substantive rulings in the case, including as to propriety of proceeding on a class wide basis, and a date for trial has not yet been set.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.

7. Segments
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Due to a change in executive management during the three months ended March 31, 2024, we have redefined our named CODM from our prior Chief Financial Officer and Chief Operating Officer to our Interim Chief Executive Officer. Because its CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment.
The following table presents summarized product information as a percent of sales:

	Three Months Ended March 31,
	2024	2023
Core Collectible	72.9%	73.2%
Loungefly	18.9%	20.3%
Other	8.3%	6.6%
The following tables present summarized geographical information (in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales:
United States	$146,366	$177,216
Europe	54,243	58,455
Other International	15,090	16,207
Total net sales	$215,699	$251,878

	March 31, 2024	December 31, 2023
Long-term assets:
United States	$103,136	$110,308
Vietnam and China	29,153	31,411
United Kingdom	17,834	18,867
Total long-lived assets	$150,123	$160,586

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
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described under The Organization for Economic Co-operation and Development’s (the “OECD”) accord commonly referred to as “Pillar Two”. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. The Company is continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on the business. The Company does not expect the provisions effective in 2024 to have a materially adverse impact on its results of operations, financial position or cash flows.
The Company recorded $0.9 million of income tax expense and $10.3 million of income tax benefit for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 was (4.0)%. The Company’s effective tax rate is less than the statutory rate of 21% due to the valuation allowance.
The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 5, Liabilities under Tax Receivable Agreement.

9. Stockholders’ Equity
The following is a reconciliation of changes in stockholders’ equity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Class A common stock
Beginning balance	$5	$5
Shares issued	—	—
Ending balance	$5	$5
Class B common stock
Beginning balance	$—	$—
Redemption of common units of FAH, LLC	—	—
Ending balance	$—	$—
Additional paid-in capital
Beginning balance	$326,180	$310,807
Equity-based compensation	3,824	3,642
Shares issued for equity-based compensation awards	—	88
Redemption of common units of FAH, LLC	1	—
Ending balance	$330,005	$314,537
Accumulated other comprehensive (loss) income
Beginning balance	$(180)	$(2,603)
Foreign currency translation (loss) gain, net of tax	(608)	938
Ending balance	$(788)	$(1,665)
(Accumulated deficit) retained earnings
Beginning balance	$(94,064)	$60,015
Net loss attributable to Funko, Inc.	(22,663)	(55,311)
Ending balance	$(116,727)	$4,704
Non-controlling interests
Beginning balance	$6,099	$21,465
Contributions on behalf of Continuing Equity Owners	2	—
Redemption of common units of FAH, LLC	(1)	—
Foreign currency translation gain (loss), net of tax	(33)	116
Net loss attributable to non-controlling interests	(1,003)	(5,833)
Ending balance	$5,064	$15,748
Total stockholders’ equity	$217,559	$333,329

The following is a reconciliation of changes in Class A and Class B common shares outstanding for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Class A common shares outstanding
Beginning balance	50,549	47,192
Shares issued for equity-based compensation awards	413	134
Redemption of common units of FAH, LLC	1	—
Ending balance	50,963	47,326
Class B common shares outstanding
Beginning balance	2,277	3,293
Redemption of common units of FAH, LLC	(1)	—
Ending balance	2,276	3,293
Total Class A and Class B common shares outstanding	53,239	50,619
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
Net loss and comprehensive loss are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2024 and December 31, 2023, Funko, Inc. owned 51.0 million and 50.5 million of FAH, LLC common units, respectively, representing a 94.9% economic ownership interest in FAH, LLC, as of both periods.
Net loss and comprehensive loss of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax benefit for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net loss and comprehensive loss of FAH, LLC:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,824	$3,642
Income tax benefit	$—	$(10,969)

11. Earnings per Share
Basic loss per share of Class A common stock is computed by dividing net loss attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing net loss attributable to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(23,666)	$(61,144)
Less: net loss attributable to non-controlling interests	(1,003)	(5,833)
Net loss attributable to Funko, Inc. — basic and diluted	$(22,663)	$(55,311)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	50,705,638	47,247,676
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	—
Add: Dilutive Funko, Inc. equity compensation awards	—	—
Weighted-average shares of Class A common stock outstanding — diluted	50,705,638	47,247,676
Loss per share of Class A common stock — basic	$(0.45)	$(1.17)
Loss per share of Class A common stock — diluted	$(0.45)	$(1.17)

For the three months ended March 31, 2024 and 2023, an aggregate of 7.1 million and 10.5 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2024 and 2023, anti-dilutive securities included 2.7 million and 4.4 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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
•“TCG” refers to TCG 3.0 Fuji, LP.

Overview
Funko is a leading pop culture lifestyle brand. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, homewares and digital collectibles.
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 32% of our net sales generated outside of the United States. We also source and procure inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political unrest or instability in Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel-Hamas War), and certain Southeast Asia regions as well as financial instability, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin, net income and cash flows.
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

	Three Months Ended March 31,
	2024	2023
	(amounts in thousands)
Net sales	$215,699	$251,878
Net loss	$(23,666)	$(61,144)
EBITDA (1)	$(876)	$(51,801)
Adjusted EBITDA (1)	$9,574	$(14,014)
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), or non-GAAP financial measures. For a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table sets forth information comparing the components of net loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$215,699	$251,878	$(36,179)	(14.4)%
Cost of sales (exclusive of depreciation and amortization shown separately below)	129,427	202,303	(72,876)	(36.0)%
Selling, general, and administrative expenses	85,595	100,061	(14,466)	(14.5)%
Depreciation and amortization	15,579	13,976	1,603	11.5%
Total operating expenses	230,601	316,340	(85,739)	(27.1)%
Loss from operations	(14,902)	(64,462)	49,560	(76.9)%
Interest expense, net	6,311	5,687	624	11.0%
Loss on extinguishment of debt	—	494	(494)	nm
Other expense, net	1,553	821	732	89.2%
Loss before income taxes	(22,766)	(71,464)	48,698	(68.1)%
Income tax expense (benefit)	900	(10,320)	11,220	nm
Net loss	(23,666)	(61,144)	37,478	(61.3)%
Less: net loss attributable to non-controlling interests	(1,003)	(5,833)	4,830	(82.8)%
Net loss attributable to Funko, Inc.	$(22,663)	$(55,311)	$32,648	(59.0)%
Net Sales
Net sales were $215.7 million for the three months ended March 31, 2024, a decrease of 14.4%, compared to $251.9 million for the three months ended March 31, 2023. The decrease in net sales was due primarily to decreased sales to specialty and other retailers and e-commerce sites for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
On a geographical basis, net sales in the United States decreased 17.4% to $146.4 million in the three months ended March 31, 2024 as compared to $177.2 million in the three months ended March 31, 2023. Net sales in Europe decreased 7.2% to $54.2 million in the three months ended March 31, 2024 as compared to $58.5 million in the three months ended March 31, 2023. Net sales in other international locations decreased 6.9% to $15.1 million in the three months ended March 31, 2024 as compared to $16.2 million in the three months ended March 31, 2023.
On a branded category basis, net sales of the Core Collectible branded category decreased 14.6% to $157.1 million in the three months ended March 31, 2024 as compared to $184.0 million in the three months ended March 31, 2023. Loungefly branded category net sales decreased 20.6% to $40.7 million in the three months ended March 31, 2024 as compared to $51.2 million in the three months ended March 31, 2023. Other branded category net sales increased 7.6% to $17.9 million in the three months ended March 31, 2024 as compared to $16.6 million in the three months ended March 31, 2023.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $129.4 million for the three months ended March 31, 2024, a decrease of 36.0%, compared to $202.3 million for the three months ended March 31, 2023. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above, as well as the non-recurring inventory write-down charge of $30.1 million recorded in the three months ended March 31, 2023.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 40.0% for the three months ended March 31, 2024, compared to 19.7% for the three months ended March 31, 2023. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven primarily by the non-recurring inventory write-down charge of $30.1 million recorded in the three months ended March 31, 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $85.6 million for the three months ended March 31, 2024, a decrease of 14.5%, compared to $100.1 million for the three months ended March 31, 2023. The decrease was driven primarily by a $14.3 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), a $2.5 million decrease in facilities and rent, primarily from our third-party logistics facilities, offset by an increase of $2.5 million in professional fees. Selling, general and administrative expenses were 39.7% of net sales for each of the three months ended March 31, 2024 and 2023, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $15.6 million for the three months ended March 31, 2024, an increase of 11.5%, compared to $14.0 million for the three months ended March 31, 2023, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $6.3 million for the three months ended March 31, 2024, an increase of 11.0%, compared to $5.7 million for the three months ended March 31, 2023. The increase in interest expense, net was due primarily to higher interest rates on debt outstanding during the three months ended March 31, 2024.
Loss on Debt Extinguishment
As a result of the debt refinancing in February 2023, a $0.5 million loss on debt extinguishment was recorded for the three months ended March 31, 2023 as unamortized debt financing fees were written-off.
Other Expense, Net
Other expense, net was $1.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. Other expense, net for the three months ended March 31, 2024 and 2023 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.

Income Tax Expense (Benefit)
Income tax expense was $0.9 million for the three months ended March 31, 2024 compared to income tax benefit of $10.3 million for the three months ended March 31, 2023. A full valuation allowance was recognized on our deferred tax assets as of the quarter ended June 30, 2023.
Net Loss
Net loss was $23.7 million for the three months ended March 31, 2024, compared to net loss of $61.1 million for the three months ended March 31, 2023. The 61.3% decrease in net loss was primarily due to the non-recurring inventory write-down charge of $30.1 million recorded during the three months ended March 31, 2023.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Loss and Adjusted Loss per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net loss, loss per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net loss before interest expense, net, income tax expense (benefit), depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down and other unusual or one-time items. We define Adjusted Net Loss as net loss attributable to Funko, Inc. adjusted for the reallocation of loss attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down and the income tax expense effect of these adjustments. We define Adjusted Loss per Diluted Share as Adjusted Net Loss divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down and other unusual or one-time items. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net loss, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net loss attributable to Funko, Inc.	$(22,663)	$(55,311)
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(1,003)	(5,833)
Equity-based compensation (2)	3,824	3,642
Loss on extinguishment of debt (3)	—	494
Acquisition costs and other expenses (4)	3,184	1,010
Certain severance, relocation and related costs (5)	1,866	1,735
Foreign currency transaction loss (6)	1,576	822
Inventory write-down (7)	—	30,084
Income tax expense (8)	3,979	(1,901)
Adjusted net loss	$(9,237)	$(25,258)
Weighted-average shares of Class A common stock outstanding - basic	50,706	47,248
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	2,725	4,364
Adjusted weighted-average shares of Class A stock outstanding - diluted	53,431	51,612
Adjusted loss per diluted share	$(0.17)	$(0.49)

	Three Months Ended March 31,
	2024	2023
	(amounts in thousands)
Net loss	$(23,666)	$(61,144)
Interest expense, net	6,311	5,687
Income tax expense (benefit)	900	(10,320)
Depreciation and amortization	15,579	13,976
EBITDA	$(876)	$(51,801)
Adjustments:
Equity-based compensation (2)	3,824	3,642
Loss on extinguishment of debt (3)	—	494
Acquisition costs and other expenses (4)	3,184	1,010
Certain severance, relocation and related costs (5)	1,866	1,735
Foreign currency transaction loss (6)	1,576	822
Inventory write-down (7)	—	30,084
Adjusted EBITDA	$9,574	$(14,014)
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
(4)For the three months ended March 31, 2024, includes contract settlement agreements of related services to and fair market value adjustments of certain assets held for sale. For the three months ended March 31, 2023 includes acquisition-related costs related to due diligence fees.

(5)For the three months ended March 31, 2024, includes charges related severance and benefit costs related to certain management resignations. For the three months ended March 31, 2023, includes charges related severance and benefit costs related to reduction-in-force.
(6)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(7)For the three months ended March 31, 2023, represents an inventory write-down charge, outside normal business operations to improve U.S. warehouse operational efficiency.
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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. In particular, though we were in compliance with the financial and other covenants under the Credit Agreement as of March 31, 2024, we cannot assure you that we will be able to maintain compliance with our financial covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$14,507	$(30,270)
Net cash provided by (used in) investing activities	2,758	(17,787)
Net cash (used in) provided by financing activities	(27,439)	63,509
Effect of exchange rates on cash and cash equivalents	(169)	145
Net change in cash and cash equivalents	$(10,343)	$15,597
Operating Activities. Net cash provided by operating activities was $14.5 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $30.3 million for the three months ended March 31, 2023. Changes in net cash used in or provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days.

The increase in net cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in net loss excluding non-cash adjustments of $40.9 million and changes in working capital that increased net cash provided by operating activities by $3.8 million. Within working capital, the primary drivers were increases to prepaid expenses and other assets of $23.8 million and accounts receivable, net of $20.8 million, and decreases in accrued royalties of $10.3 million, offset by decreases to inventory of $49.1 million and an increase in accrued expenses and other current liabilities of $8.4 million.
Investing Activities. Our net cash provided by (used in) investing activities primarily consists of purchases of property and equipment. For the three months ended March 31, 2024, net cash provided by investing activities was $2.8 million and was primarily related to the sale of inventory and certain intellectual property marketed under and related to Funko Games, offset by purchases of tooling and molds used for production of our product lines. For the three months ended March 31, 2023, net cash used in investing activities was $17.8 million and was primarily related to purchases of tooling and molds used for production of our product lines as well as cash paid for the stock purchase of MessageMe, Inc. (d/b/a HipDot).
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, distributions to the Continuing Equity Owners and proceeds from the exercise of equity-based options.
For the three months ended March 31, 2024, net cash used in financing activities was $27.4 million, primarily related to payments on the Term Loan Facility and Equipment Finance Loan of $13.9 million and payments on the Revolving Line of Credit Facility of $13.5 million. For the three months ended March 31, 2023, net cash provided by financing activities was $63.5 million, primarily related to borrowings on the Revolving Line of Credit Facility of $71.0 million, offset by payments on the Term Loan Facility and Equipment Finance Loan of $5.6 million.

Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into a new credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company’s former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the Credit Facility interest rate index from Borrower (as defined in the Credit Agreement) option LIBOR to SOFR. On February 28, 2023 the Revolving Credit Facility was reduced to $180.0 million and again to $150.0 million on December 31, 2023. The Credit Facilities are secured by substantially all assets of the borrowers under the Credit Facilities and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
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
The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also matures on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
Loans under the Credit Facilities will, at the Borrowers’ option, bear interest at either (i) Term SOFR, EURIBOR, HIBOR, CDOR, SONIA and/or the Central Bank Rate, as applicable, plus (x) 4.00% per annum and (y) solely in the case of Term SOFR based loans, 0.10% per annum or (ii) ABR or the Canadian prime rate, as applicable, plus 3.00% per annum, in each case of clauses (i) and (ii), subject to two 0.25% per annum step-downs based on the achievement of certain leverage ratios following February 28, 2023. Each of Term SOFR, EURIBOR, HIBOR, CDOR and Daily Simple SONIA rates are subject to a 0.00% floor. For loans based on ABR, the Central Bank Rate or the Canadian prime rate, interest payments are due quarterly. For loans based on SONIA, interest payments are due monthly. For loans based on Term SOFR, EURIBOR, HIBOR or CDOR, interest payments are due at the end of each applicable interest period.

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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ended March 31, 2024 are 2.50:1.00 and 1.25:1.00, respectively.
As of March 31, 2024 and December 31, 2023, we were in compliance with all covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement or cause us to default on our obligations under the Credit Agreement.
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

As of March 31, 2024, we had $125.2 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $1.5 million) and $107.0 million outstanding borrowings under our Revolving Credit Facility, leaving $43.0 million availability under our Revolving Credit Facility.

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
Future Sources and Uses of Liquidity
As of March 31, 2024, we had $26.1 million of cash and cash equivalents and $(40.1) million of working capital, compared with $36.5 million of cash and cash equivalents and $(16.0) million of working capital as of December 31, 2023. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our Revolving Credit Facility.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. There have been no material changes to our liquidity and capital commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Additional future liquidity needs may include tax distributions, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including a future enterprise resource management system (ERP), additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the TRA Parties will be significant, which will be contingent on future realizability of the Company’s deferred tax assets. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
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
There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2023.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our interim chief executive officer and acting chief financial officer, has concluded, based on its evaluation as of March 31, 2024, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2023 Annual Report on Form 10-K.
Remediation Efforts to Address the Material Weaknesses
Our remediation efforts to address the above material weaknesses are ongoing and include:
•enhancing the design of control activities to operate at a level of precision to identify all potentially material errors, and training control owners to improve required retention of documentation evidencing their operation;
•designing and implementing controls that review, approve, and periodically re-evaluate the user access privileges for all US ERP and systems related to our digital collectibles business users and the business purpose for allowing access for each authorized user to address segregation of duties;
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
We anticipate that our remediation efforts will continue throughout 2024 however, we cannot provide assurance as to when our remediation measures will be complete, and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the management’s continuing efforts to remediate the material weaknesses discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 6 “Commitments and Contingencies - Legal Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of material legal proceedings.

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
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the three months ended March 31, 2023, we incurred an inventory write-down of $30.1 million due to our decision to increase operational efficiency and reduce storage costs which contributed to the Company’s net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,252 as of March 31, 2024. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our business is dependent upon our license agreements, which involve certain risks.
We generate substantially all of our net sales from products produced under license agreements which grant us the right to use third-party intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will.
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. In July 2023, we announced that Brian Mariotti, our then-Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our board of directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the board of directors and as an employee of the company and entered into an Advisor Agreement with the Company. On May 9, 2024, we announced that Cynthia Williams will succeed Michael Lunsford as the Company’s Chief Executive Officer, effective May 20, 2024. No assurance can be made that these changes in our leadership will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 68% and 71% of our sales for the three months ended March 31, 2024 and 2023, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 35% and 41% of our sales for the three months ended March 31, 2024 and 2023, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of March 31, 2024, we had a reserve of $19.6 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in 2022 and 2023, the retail industry faced reductions in sales due to macroeconomic uncertainty, which adversely impacted our sales.

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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten customers represented approximately 43% and 37% of our sales for the three months ended March 31, 2024 and 2023, respectively.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the three months ended March 31, 2024 and 2023, our gross margins (exclusive of depreciation and amortization) were 40.0% and 19.7%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectibles. Sales of our Core Collectible branded category products accounted for approximately 73% of our sales for each of the three months ended March 31, 2024 and 2023, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of March 31, 2024 and December 31, 2023, we recorded reserves of $1.5 million and $4.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

An inability to develop and introduce products in a timely and cost-effective manner may damage our business.
Our sales and profitability depend on our ability to bring products to market to meet customer demands and before consumers begin to lose interest in a given property. There is no guarantee that we will be able to manufacture, source, ship and distribute new or continuing products in a timely manner or on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ increasingly compressed shipping schedules and the seasonality of our business. Furthermore, our license agreements typically require us to obtain the licensor’s approval of the products we develop under a particular license prior to making any sales, which can have the effect of delaying our product releases. Additionally, for products based on properties in our movie, TV show and video game categories, this risk may also be exacerbated by our need to introduce new products on a timeframe that corresponds with a particular content release. These time constraints may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Moreover, unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, manufacturing or distribution delays or changes in anticipated consumer demand for our products and new brands, or the related third-party content, may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.
If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks and copyrights, or if our licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.
Our intellectual property is a valuable asset of our business. As of March 31, 2024, we owned approximately 19 registered U.S. trademarks, 29 registered international trademarks, 97 pending U.S. trademark applications and 258 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In July 2023, we announced that Brian Mariotti, our then-Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our board of directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the board of directors and as an employee of the company and entered into an Advisor Agreement with the Company. On May 9, 2024, we announced that Cynthia Williams will succeed Michael Lunsford as the Company’s Chief Executive Officer, effective May 20, 2024. These changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, as we did in connection with our cost-cutting reduction-in-force measures during 2023, there have been and may in the future be adverse consequences for our corporate culture and employee morale. No assurance can be made that our cost cutting measures, including our recent reduction in force, will not harm our corporate culture, employee morale, or have a material adverse impact on our business, financial condition and results of operations. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing and popularity of new product releases.
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from October through December in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 55%, 53%, and 59%, of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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

In addition, while we require that our products supplied by third-party manufacturers be produced in compliance with all applicable laws and regulations, and we have the right to monitor compliance by our third-party manufacturers with our manufacturing requirements and to oversee the quality control process at our manufacturers’ factories, there is risk that one or more of our third-party manufacturers will not comply with our requirements, and that we will not promptly discover such non-compliance. For example, the Consumer Product Safety Improvement Act of 2008 (the “CPSIA”) limits the amounts of lead and phthalates that are permissible in certain products and requires that our products be tested to ensure that they do not contain these substances in amounts that exceed permissible levels. In the past, products manufactured by certain of our third-party manufacturers have tested positive for phthalates. Though the amount was not in excess of the amount permissible under the CPSIA, we cannot guarantee that products made by our third-party manufacturers will not in the future contain phthalates in excess of permissible amounts, or will not otherwise violate the CPSIA, other consumer or product safety requirements, or labor or other applicable requirements. Any failure of our third-party manufacturers to comply with such requirements in manufacturing products for us could result in damage to our reputation, harm our brand image and sales of our products and potentially create liability for us.
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

Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. Developing products that satisfy the market’s evolving expectations for product composition may require us to incur significant costs. Reporting expectations are also increasing, with a variety of stakeholders seeking increased information on climate related risks. For example, several regulators, such as the SEC and the State of California, have adopted rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting and other disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. All of these risks may also impact our suppliers or business partners, which may indirectly impact our business, financial condition, or results of operations.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 32% and 30% of our sales for the three months ended March 31, 2024 and 2023, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
We rely significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. We use third-party logistics companies to process and fulfill customer orders in Europe and the U.S. Any shortcoming of one of our vendors or outsourcers, including our third-party logistics providers, particularly one affecting the quality of these services or systems, may be attributed by customers to us, thus damaging our reputation and brand value, and potentially affecting our results of operations. This includes potential shipping delays as a result of container availability or other global capacity constraints. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales, reduce the efficiency of our operations and require significant capital investments to remediate.

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
Sales through our websites have continued to grow as a percentage of our net sales, and we expect them to continue to grow in the future. Though sales through our websites generally have higher profit margins and provide us useful insight on the sales impact of certain of our marketing campaigns, further development of our e-commerce business also subjects us to a number of risks. Our online sales may negatively impact our relationships with our retail customers and distributors if they perceive that we are competing with them. In addition, online commerce is subject to increasing regulation by states, the federal government and various foreign jurisdictions. Compliance with these laws will increase our costs of doing business, and our failure to comply with these laws could also subject us to potential fines, claims for damages and other remedies, any of which would have an adverse effect on our business, financial condition and results of operations.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher v. Mariotti et al. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher v. Mariotti et al. and the actions were stayed pending finalization of the settlement. On March 4, 2024, plaintiffs filed a motion for preliminary approval of the settlement with the Court. As part of the settlement, the plaintiffs agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses will be paid out of Funko’s directors and officers insurance. The Court orally granted the motion for preliminary approval at a hearing on April 12, 2024, but has not yet issued a written preliminary approval order or set a hearing date for final approval of the settlement.
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

On July 2, 2018, the suits were ordered consolidated for all purposes into one action under the title In re Funko, Inc. Securities Litigation. On August 1, 2018, plaintiffs filed a consolidated complaint against us, certain of our officers and directors, ACON, Fundamental, and certain other defendants. The Company moved to dismiss twice, and the Court twice granted our motions to dismiss, the second time with prejudice. Plaintiffs appealed and on November 1, 2021, the Court of Appeals reversed the trial court’s dismissal decision in most respects. On May 4, 2022, the Washington State Supreme Court denied the Defendants’ petition, and the case was remanded to the Superior Court for further proceedings. We filed our answer on September 19, 2022, and the Court certified the case as a class action on November 6, 2023. Discovery is currently ongoing.
The consolidated complaint alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on July 29, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. Both motions remain pending.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. Funko moved to dismiss the complaint on December 15, 2023, and briefing on the motion was completed on March 22, 2024. The motion remains pending.

On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. There have been no substantive rulings in the case, including as to propriety of proceeding on a class wide basis, and a date for trial has not yet been set.
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
For example, in the first quarter of 2021, we acquired a majority interest and in October 2022 acquired the remainder of the membership interests in TokenWave LLC, the developer of a mobile application for tracking and displaying NFTs, to accelerate our entry into the digital collectible space. We launched our first Digital Pop! NFT collection in the third quarter of 2021 and have conducted additional NFT “drops” on a regular cadence since then. The market and consumer demand, as well as the legal and regulatory framework, for NFTs and other digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or our future launches of NFT or digital collectible products, will be successful.
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
The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have an adverse material effect on the successful development and adoption of our NFT and digital collectible business.
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
•the extent to which current purchaser interest in cryptocurrencies represents a speculative “bubble”;
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software (collectively, “IT Systems”), to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these IT Systems and related back-up systems. These IT Systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and global pandemics. For example, the widely publicized vulnerability in Apache's Log4j software library disclosed in December 2021 was reported to have affected many organizations globally, requiring updates to patched versions of the software. While we were not impacted by this vulnerability, this incident demonstrates that similar third-party software vulnerabilities may impact us in the future. The efficient operation and successful growth of our business depends on these IT Systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these IT Systems to perform as designed, our failure to operate them effectively or address known vulnerabilities in a timely and comprehensive manner, or a security breach or disruption, or the perception thereof, in operation of our IT Systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.
In addition, we have recently implemented, and expect to continue to invest in and implement, modifications and upgrades to our IT Systems and procedures to support our growth and the development of our e-commerce business. These modifications and upgrades could require substantial investment and may not improve our profitability at a level that outweighs their costs, or at all. Moreover, any integration of artificial intelligence in our or any third-party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. In addition, the process of implementing any new technology systems involves inherent costs and risks, including potential delays and system failures, the potential disruption of our internal control structure, the diversion of management’s time and attention, and the need to re-train or hire new employees, any of which could disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and competitive position.
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time entered into a new credit agreement (the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Proceeds from the Term Loan Facility were primarily used to repay the Company’s former term loan facility. On July 29, 2022, the Credit Agreement was further amended by the Second Amendment, which, among other things, increased the Revolving Credit Facility to $215.0 million. On February 28, 2023, we entered into a further amendment (the “Third Amendment”) to the Credit Agreement to, among other things, (i) modify the financial covenants under the Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ended December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction is permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, beginning in the fiscal quarter ended March 31, 2024, the Third Amendment reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment. As of March 31, 2024, we had $232.2 million of indebtedness outstanding under our Credit Facilities, consisting of $125.2 million outstanding under our Term Loan Facility (net of unamortized discount of $1.5 million) and $107.0 million outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of March 31, 2024, the Company had $14.2 million outstanding under the Equipment Finance Loan.
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
Additionally, the Continuing Equity Owners who, as of May 7, 2024, collectively hold approximately 2.7% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA Parties may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 52,165,571 common units of FAH, LLC as of May 7, 2024, representing approximately 96.5% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of May 7, 2024, we had an aggregate of 147,834,429 shares of Class A common stock authorized but unissued, as well as approximately 1,876,768 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2024, 1,901,430 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,378,155 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of March 31, 2024, we had granted 2,603,723 shares of Class A common stock underlying stock options and 3,502,386 shares of Class A common stock underlying restricted stock units and 57,617 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:
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
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act. These provisions, would not apply to suits brought to enforce a duty or liability created by the Exchange Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find either of the choice of forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
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
We have identified material weaknesses in our internal control over financial reporting, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q and our independent registered public accounting firm was not able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns.
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

We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. Threat actors are becoming more sophisticated and increasingly using techniques and tools, including artificial intelligence, designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Disruptive attacks, such as through ransomware and other extortion-based tactics, that can temporarily or permanently disable operations or otherwise disrupt our business are becoming increasingly prevalent. Such attacks may involve internal or external actors, including state sponsored organizations, opportunistic hackers and hacktivists, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems (or open source or commercial software that is integrated into our IT Systems), human error, social engineering/phishing, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Also, remote working arrangements that started during the COVID-19 pandemic have continued, which increases the risk that threat actors will exploit vulnerabilities inherent in many non-corporate home networks. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our IT Systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation (including class action lawsuits) or regulatory actions, to additional costs for remediation and compliance, as well as to liabilities and loss of business that could be material. Global consumer protection, data privacy and cybersecurity legal requirements, such as under the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events, or applicable insurance may not be available to us in the future on economically reasonable terms or at all. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
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
•short sales of our stock or trading phenomena such as “short squeezes”;
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use certain of its tax attributes (including any net operating loss carryforwards) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. If we were to experience one or more ownership changes, then we may be limited in our ability to use certain tax attributes. Any such limitations on the ability to use tax attributes could adversely impact our business, financial condition, and operating results.

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

For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how personal data is collected and processed; demonstrating an appropriate legal basis; granting new rights for data subjects in regard to their personal data; and imposing limitations on retention of personal data; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Economic Area (“EEA”) and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the U.S. In the U.S., the CCPA, imposes similar requirements on companies handling data of California residents and creates a new and potentially severe statutory damages framework for violations of the CCPA. Additionally, the California Privacy Rights Act, imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data processing, and opt outs for certain disclosures of data and uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. We are also subject to general consumer protection laws, rules and regulations, such as the authority of the Federal Trade Commission and state attorneys general to enforce “unfair” or “deceptive” trade practices, including statements made in our public-facing website, privacy policy, and other statements.
Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard (“PCI DSS”). Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, we are subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.	Other Information
On March 12, 2024, Michael Lunsford, Interim CEO, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 3,673 shares of the Company’s common stock between June 17, 2024 and May 30, 2025, subject to certain conditions.
On March 15, 2024, Tracy Daw, Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 228,384 shares of the Company’s common stock between July 1, 2024 and September 30, 2024, subject to certain conditions.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023

10.1	Letter Agreement between the Company and Yves Le Pendeven, dated March 6, 2024.	8-K	001-38274	10.1	3/7/2024

10.2	Separation and Release of Claims Agreement between the Company and Steve Nave, dated March 6, 2024.	8-K	001-38274	10.2	3/7/2024

10.3	Service Agreement Amendment between the Company and Andrew Oddie, dated May 1, 2024.					*

31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Acting Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 9, 2024	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Acting Chief Financial Officer (Principal Financial Officer)

88