Form 10-Q
period 2024-06-30
Funko, Inc.
filed 2024-08-08
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2024, the registrant had 52,506,317 shares of Class A common stock, $0.0001 par value per share, and 1,433,368 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•TCG 3.0 Fuji, LP (“TCG”) has significant influence over us, and its interests may conflict with the interests of our other stockholders.
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$247,657	$240,028	$463,356	$491,906
Cost of sales (exclusive of depreciation and amortization)	143,609	170,019	273,036	372,322
Selling, general, and administrative expenses	77,897	85,632	163,492	185,693
Depreciation and amortization	15,419	14,893	30,998	28,869
Total operating expenses	236,925	270,544	467,526	586,884
Income (loss) from operations	10,732	(30,516)	(4,170)	(94,978)
Interest expense, net	5,081	7,264	11,392	12,950
Loss on debt extinguishment	—	—	—	494
Gain on tax receivable agreement liability adjustment	—	(99,620)	—	(99,620)
Other (income) expense, net	(557)	(401)	996	421
Income (loss) before income taxes	6,208	62,241	(16,558)	(9,223)
Income tax expense	789	138,103	1,689	127,783
Net income (loss)	5,419	(75,862)	(18,247)	(137,006)
Less: net income (loss) attributable to non-controlling interests	304	(2,864)	(699)	(8,697)
Net income (loss) attributable to Funko, Inc.	$5,115	$(72,998)	$(17,548)	$(128,309)
Earnings (loss) per share of Class A common stock:
Basic	$0.10	$(1.54)	$(0.34)	$(2.71)
Diluted	$0.10	$(1.54)	$(0.34)	$(2.71)
Weighted average shares of Class A common stock outstanding:
Basic	52,107	47,428	51,406	47,338
Diluted	52,605	47,428	51,406	47,338
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$5,419	$(75,862)	$(18,247)	$(137,006)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $0 and $(405) for the three months ended June 30, 2024 and 2023, respectively and $0 and $(688) for the six months ended June 30, 2024 and 2023, respectively	135	1,394	(506)	2,448
Comprehensive income (loss)	5,554	(74,468)	(18,753)	(134,558)
Less: Comprehensive income (loss) attributable to non-controlling interests	309	(2,709)	(727)	(8,426)
Comprehensive income (loss) attributable to Funko, Inc.	$5,245	$(71,759)	$(18,026)	$(126,132)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$41,551	$36,453
Accounts receivable, net	122,174	130,831
Inventories	108,999	119,458
Prepaid expenses and other current assets	30,003	56,134
Total current assets	302,727	342,876
Property and equipment, net	80,768	91,335
Operating lease right-of-use assets, net	55,510	61,499
Goodwill	133,684	133,795
Intangible assets, net	159,460	167,388
Other assets	5,601	7,752
Total assets	$737,750	$804,645
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$90,000	$120,500
Current portion of long-term debt	22,315	22,072
Current portion of operating lease liabilities	16,631	17,486
Accounts payable	62,724	52,919
Accrued royalties	52,050	54,375
Accrued expenses and other current liabilities	85,329	91,480
Total current liabilities	329,049	358,832
Long-term debt	111,606	130,986
Operating lease liabilities	64,820	71,309
Other long-term liabilities	5,029	5,478

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 52,488 and 50,549 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 1,433 and 2,277 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	335,808	326,180
Accumulated other comprehensive loss	(658)	(180)
Accumulated deficit	(111,612)	(94,064)
Total stockholders’ equity attributable to Funko, Inc.	223,543	231,941
Non-controlling interests	3,703	6,099
Total stockholders’ equity	227,246	238,040
Total liabilities and stockholders’ equity	$737,750	$804,645
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating Activities
Net income (loss)	$(18,247)	$(137,006)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,998	27,851
Equity-based compensation	7,100	8,437
Loss on debt extinguishment	—	494
Gain on tax receivable agreement liability adjustment	—	(99,620)
Deferred tax expense	—	123,206
Other, net	641	(2,517)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	8,385	33,405
Inventories	10,102	61,640
Prepaid expenses and other assets	27,267	237
Accounts payable	10,528	13,400
Accrued royalties	(2,325)	(15,807)
Accrued expenses and other liabilities	(14,054)	(25,756)
Net cash provided by (used in) operating activities	60,395	(12,036)

Investing Activities
Purchases of property and equipment	(13,261)	(22,712)
Acquisitions of businesses and related intangible assets, net of cash acquired	—	(5,274)
Sale of Funko Games inventory and certain intellectual property	6,754	—
Other	518	420
Net cash used in investing activities	(5,989)	(27,566)

Financing Activities
Borrowings on line of credit	—	71,000
Payments on line of credit	(30,500)	—
Payments of long-term debt	(19,644)	(11,258)
Other, net	859	(2,773)
Net cash (used in) provided by financing activities	(49,285)	56,969

Effect of exchange rates on cash and cash equivalents	(23)	260

Net change in cash and cash equivalents	5,098	17,627
Cash and cash equivalents at beginning of period	36,453	19,200
Cash and cash equivalents at end of period	$41,551	$36,827
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended March 31, 2024	50,963	$5	2,276	$—	$330,005	$(788)	$(116,727)	$5,064	$217,559
Distribution to continuing equity owners	—	—	—	—	—	—	—	(90)	(90)
Equity-based compensation	—	—	—	—	3,276	—	—	—	3,276
Activity under equity-based compensation plans	657	—	—	—	947	—	—	—	947
Cumulative translation adjustment, net of tax	—	—	—	—	—	130	—	5	135
Redemption of common units of FAH, LLC	868	—	(843)	—	1,580	—	—	(1,580)	—
Net income	—	—	—	—	—	—	5,115	304	5,419
Period ended June 30, 2024	52,488	$5	1,433	$—	$335,808	$(658)	$(111,612)	$3,703	$227,246

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings (Deficit)	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended March 31, 2023	47,326	$5	3,293	$—	$314,537	$(1,665)	$4,704	$15,748	$333,329
Distribution to continuing equity owners	—	—	—	—	—	—	—	(1,103)	(1,103)
Equity-based compensation	—	—	—	—	4,795	—	—	—	4,795
Activity under equity-based compensation plans	171	—	—	—	199	—	—	—	199
Cumulative translation adjustment, net of tax	—	—	—	—	—	1,239	—	155	1,394
Net loss	—	—	—	—	—	—	(72,998)	(2,864)	(75,862)
Period ended June 30, 2023	47,497	$5	3,293	$—	$319,531	$(426)	$(68,294)	$11,936	$262,752
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
Distribution to continuing equity owners	—	—	—	—	—	—	—	(88)	(88)
Equity-based compensation	—	—	—	—	7,100	—	—	—	7,100
Activity under equity-based compensation plans	1,071	—	—	—	947	—	—	—	947
Cumulative translation adjustment, net of tax	—	—	—	—	—	(478)	—	(28)	(506)
Redemption of common units of FAH, LLC	868	—	(844)	—	1,581	—	—	(1,581)	—
Net loss	—	—	—	—	—	—	(17,548)	(699)	(18,247)
Period ended June 30, 2024	52,488	$5	1,433	$—	$335,808	$(658)	$(111,612)	$3,703	$227,246

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings (Deficit)	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2022	47,192	$5	3,293	$—	$310,807	$(2,603)	$60,015	$21,465	$389,689
Distribution to continuing equity owners	—	—	—	—	—	—	—	(1,103)	(1,103)
Equity-based compensation	—	—	—	—	8,437	—	—	—	8,437
Activity under equity-based compensation plans	305	—	—	—	287	—	—	—	287
Cumulative translation adjustment, net of tax	—	—	—	—	—	2,177	—	271	2,448
Net loss	—	—	—	—	—	—	(128,309)	(8,697)	(137,006)
Period ended June 30, 2023	47,497	$5	3,293	$—	$319,531	$(426)	$(68,294)	$11,936	$262,752
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
The unaudited condensed consolidated financial statements include Funko, Inc. and its subsidiaries (together, the “Company”) and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated.
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair statement of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2024, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”).
2. Significant Accounting Policies and Transactions
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

Significant Transactions
In May 2024, the Company reserved for issuance 1,500,000 shares of Class A common stock under the Funko, Inc. 2024 Inducement Award Plan (the “2024 Inducement Award Plan”). As of June 30, 2024, the Company had granted 481,510 shares of Class A common stock underlying restricted stock units with a weighted average grant date fair value of $8.39 and 297,974 shares of Class A common stock underlying performance stock options with a weighted average exercise price of $8.39.
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
The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability every quarter and valuation allowances are established when management determines, based on all the available evidence, that it is more likely than not that a deferred asset will not be realized. In reviewing all the available evidence management looks at historical pre-tax income or losses, projected future taxable income or loss, and the expected timing of the reversals of existing temporary differences, as deemed appropriate. In addition, all other available positive and negative evidence is taken into consideration for purposes of determining the proper balances of such valuation allowances. As a result of this review, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position as of June 30, 2023, it was not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could impact the financial statements within the period of change.
Pursuant to the tax receivable agreement with FAH, LLC (the “Tax Receivable Agreement “ or “TRA”), the Company is required to make cash payments to the TRA Parties (as defined below) equal to 85% of the tax benefits, if any, that the Company realizes. See Note 5, Liabilities under Tax Receivable Agreement.

As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable and estimable. Based on this assessment, the Company reduced its TRA liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, which would be recognized as pre-tax expense within the consolidated statements of operations and comprehensive income (loss).
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
Cash equivalents. As of June 30, 2024 and December 31, 2023, cash equivalents included $6.3 million and $13.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Crypto asset safeguarding liability and corresponding asset. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market the Company determines to be the principal market at the balance sheet date. The Company utilizes recent blockchain sales data through its own Droppp Marketplace to value the non-fungible tokens (“NFTs”) held in platform users' accounts for which it holds the cryptographic key information. As of June 30, 2024 and December 31, 2023, the estimated fair value of the crypto asset safeguarding liability and corresponding asset was $7.4 million and $6.1 million, respectively, classified at Level 2 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, at June 30, 2024 and December 31, 2023, was approximately $135.3 million and $154.9 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2024 and December 31, 2023, were $133.9 million and $153.1 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.

4. Debt
Debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving Credit Facility	$90,000	$120,500

Term Loan Facility	$122,246	$139,500
Equipment Finance Loan	13,028	15,419
Debt issuance costs	(1,353)	(1,861)
Total term debt	133,921	153,058
Less: current portion	22,315	22,072
Long-term debt, net	$111,606	$130,986
Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into a new credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company’s former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the interest rate index for each of the Credit Facilities from Borrower (as defined in the Credit Agreement) option LIBOR to SOFR.

On February 28, 2023, the Credit Agreement Parties entered into an Amendment No. 3 (the “Third Amendment”) to the Credit Agreement to, among other things, (i) modify the financial covenants under the Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ended December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction was permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Beginning in the fiscal quarter ended March 31, 2024, the Third Amendment reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment.
On June 11, 2024 (the “Consent Effective Date"), the Credit Agreement Parties entered into that certain Limited Waiver and Limited Consent (the “Limited Waiver and Limited Consent”), with the lenders party thereto (the “Required Lenders”) and the Administrative Agent. Pursuant to the Limited Waiver and Limited Consent, the Administrative Agent and the Required Lenders have agreed to irrevocably and permanently waive, from any time prior to or after the Consent Effective Date, the Credit Agreement Parties’ compliance with the covenant to maintain a minimum threshold of Qualified Cash (as defined in the Credit Agreement).
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

The Credit Facilities are secured by substantially all of the assets of the borrowers under the Credit Facilities and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of June 30, 2024, the Credit Agreement Parties were in compliance with all of the covenants in the Credit Agreement and as of December 31, 2023, the Credit Agreement Parties were in compliance with the modified covenants that were amended pursuant to the Third Amendment and within the Waiver Period.
At June 30, 2024 and December 31, 2023, the Credit Agreement Parties had $122.2 million and $139.5 million, respectively, of borrowings outstanding under the Term Loan Facility and $90.0 million and $120.5 million of borrowings outstanding under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at June 30, 2024 are reset every 30 days and can be repaid and reborrowed up until the maturity date. At June 30, 2024 and December 31, 2023, the Credit Agreement Parties had $60.0 million and $20.5 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of June 30, 2024 and December 31, 2023.
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
At June 30, 2024 and December 31, 2023, the Company had $13.0 million and $15.4 million outstanding under the Equipment Finance Loan, respectively.
5. Liabilities under Tax Receivable Agreement
The Company is party to a Tax Receivable Agreement and each of the Continuing Equity Owners, and certain transferees of the Continuing Equity Owners have been joined as parties to the Tax Receivable Agreement (the parties entitled to payments under the Tax Receivable Agreement are referred to herein as the “TRA Parties”) that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units of FAH, LLC for Class A common stock of Funko, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.
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
There were 0.9 million common units of FAH, LLC acquired during both the three and six months ended June 30, 2024. There were no common units of FAH, LLC acquired during the three and six months ended June 30, 2023.

As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA liability as of June 30, 2023 to $9.6 million. The outstanding balance of the TRA liability as of June 30, 2024 was $9.0 million.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$8,960	$109,182	$8,960	$109,187
Liability reduction	—	(99,620)	—	(99,620)
Payments under tax receivable agreement	—	—	—	(5)
Ending balance	$8,960	$9,562	$8,960	$9,562
6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. These license agreements are complex, and typically grant the Company’s licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether the Company has paid the proper royalties and a requirement that the Company pay additional royalties, the amounts of which could be material. As of June 30, 2024, we had a reserve of $21.2 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs the Company expects to incur.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher v. Mariotti et al. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher v. Mariotti et al. and the actions were stayed pending finalization of the settlement. On March 4, 2024, plaintiffs filed a motion for preliminary approval of the settlement with the Court. As part of the settlement, the plaintiffs agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses will be paid out of Funko’s directors and officers’ insurance. The Court orally granted the motion for preliminary approval at a hearing on April 12, 2024, but has not yet issued a written preliminary approval order or set a hearing date for final approval of the settlement.
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
The consolidated complaint alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), as amended, by making allegedly materially misleading statements in documents filed with the SEC in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. Both motions remain pending.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al.

On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. There have been no substantive rulings in the case, including as to propriety of proceeding on a class wide basis, and a date for trial has not yet been set.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.

7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (the “CODM”) to allocate resources and assess performance. Due to a change in executive management during the three months ended June 30, 2024, we have redefined our named CODM from our prior Interim Chief Executive Officer to our Chief Executive Officer. Because the CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment.
The following table presents summarized product information as a percent of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Core Collectible	75.4%	73.1%	74.2%	73.1%
Loungefly	16.8%	20.0%	17.7%	20.2%
Other	7.8%	6.9%	8.1%	6.7%
The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
United States	$163,021	$171,068	$309,387	$348,284
Europe	60,382	49,966	114,625	108,421
Other International	24,254	18,994	39,344	35,201
Total net sales	$247,657	$240,028	$463,356	$491,906

	June 30, 2024	December 31, 2023
Long-term assets:
United States	$97,379	$110,308
Europe	16,967	18,867
Other International	27,533	31,411
Total long-lived assets	$141,879	$160,586

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
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described under The Organization for Economic Co-operation and Development’s accord commonly referred to as “Pillar Two”. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
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
The Company recorded income tax expense of $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively and $138.1 million and $127.8 million for the three and six months ended June 30, 2023, respectively. As reflected in Note 2, Significant Accounting Policies and Transactions, the Company established a full valuation allowance of $123.2 million against its deferred tax assets during the three and six months ended June 30, 2023. The Company’s effective tax rate for the six months ended June 30, 2024 was (10.2)%. The Company’s effective tax rate differs from the statutory rate of 21% primarily due to the valuation allowance as of June 30, 2024.

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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2024 and December 31, 2023, Funko, Inc. owned 52.5 million and 50.5 million of FAH, LLC common units, respectively, representing a 96.6% and 94.9% economic ownership interest in FAH, LLC, respectively.
Net income (loss) and comprehensive income (loss) of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc., income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. and tax receivable agreement liability adjustments. The following represents the amounts excluded from the computation of net income (loss) and comprehensive income (loss) of FAH, LLC for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,276	$4,795	$7,100	$8,437
Income tax expense	$—	$134,174	$—	$123,206
Tax receivable agreement liability adjustment	$—	$(99,620)	$—	$(99,620)

10. Earnings per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$5,419	$(75,862)	$(18,247)	$(137,006)
Less: net income (loss) attributable to non-controlling interests	304	(2,864)	(699)	(8,697)
Net income (loss) attributable to Funko, Inc. — basic	$5,115	$(72,998)	$(17,548)	$(128,309)
Add: Reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock	—	—	—	—
Net income (loss) attributable to Funko, Inc. — diluted	$5,115	$(72,998)	$(17,548)	$(128,309)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	52,106,512	47,427,510	51,406,075	47,338,090
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	—	—	—
Add: Dilutive Funko, Inc. equity compensation awards	498,437	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	52,604,949	47,427,510	51,406,075	47,338,090
Earnings (loss) per share of Class A common stock — basic	$0.10	$(1.54)	$(0.34)	$(2.71)
Earnings (loss) per share of Class A common stock — diluted	$0.10	$(1.54)	$(0.34)	$(2.71)
For the three months ended June 30, 2024 and 2023, an aggregate of 6.7 million and 10.9 million, respectively, and for the six months ended June 30, 2024 and 2023, an aggregate of 7.1 million and 10.7 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive. For the three and six months ended June 30, 2024, there were 2.0 million and 2.4 million, respectively of common units of FAH, LLC that are convertible into Class A common stock and excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method. For the three and six months ended June 30, 2023 there were 4.4 million common units excluded, respectively.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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
•“Tax Receivable Agreement” or “TRA” refers to a tax receivable agreement entered into between Funko, Inc., FAH, LLC and each of the Continuing Equity Owners and certain transferees.

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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 34% of our net sales generated outside of the United States. We also source and procure inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political unrest or instability in Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel-Hamas War), and certain Southeast Asia regions as well as financial instability, including uncertainty around freight costs and consumer spending, and heightened interest rates and inflation that could reduce our net sales or have impacts to our gross margin, net income and cash flows.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(amounts in thousands)
Net sales	$247,657	$240,028	$463,356	$491,906
Net income (loss)	$5,419	$(75,862)	$(18,247)	$(137,006)
EBITDA (1)	$26,708	$84,398	$25,832	$32,596
Adjusted EBITDA (1)	$27,917	$(7,634)	$37,491	$(21,649)
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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth information comparing the components of net income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$247,657	$240,028	$7,629	3.2%
Cost of sales (exclusive of depreciation and amortization)	143,609	170,019	(26,410)	(15.5)%
Selling, general, and administrative expenses	77,897	85,632	(7,735)	(9.0)%
Depreciation and amortization	15,419	14,893	526	3.5%
Total operating expenses	236,925	270,544	(33,619)	(12.4)%
Income (loss) from operations	10,732	(30,516)	41,248	nm
Interest expense, net	5,081	7,264	(2,183)	(30.1)%
Gain on tax receivable agreement liability adjustment	—	(99,620)	99,620	nm
Other income, net	(557)	(401)	(156)	38.9%
Income (loss) before income taxes	6,208	62,241	(56,033)	(90.0)%
Income tax expense	789	138,103	(137,314)	(99.4)%
Net income (loss)	5,419	(75,862)	81,281	nm
Less: net income (loss) attributable to non-controlling interests	304	(2,864)	3,168	nm
Net income (loss) attributable to Funko, Inc.	$5,115	$(72,998)	$78,113	nm
Net Sales
Net sales were $247.7 million for the three months ended June 30, 2024, an increase of 3.2%, compared to $240.0 million for the three months ended June 30, 2023. The increase in net sales was due primarily to increased sales to direct-to-consumer customers, mass-market retailers and distributors for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of strategic focus to grow direct-to-consumer sales and certain customers placing orders earlier than usual to secure vessel space. Our top ten wholesale customers represented approximately 32% and 35% of our sales for the three months ended June 30, 2024 and 2023, respectively.
For the three months ended June 30, 2024, the number of active properties decreased 0.8% to 750 as compared to 756 for the three months ended June 30, 2023, and the average net sales per active property increased 4.0% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. An active property is a licensed property from which we generate sales of products during a given period. We expect that the number of active properties and the average sales per active property will fluctuate from quarter to quarter based on what is relevant in pop culture at that time, the types of properties we are producing against and general economic trends.

On a geographical basis, net sales in the United States decreased 4.7% to $163.0 million in the three months ended June 30, 2024 as compared to $171.1 million in the three months ended June 30, 2023. Net sales in Europe increased 20.8% to $60.4 million in the three months ended June 30, 2024 as compared to $50.0 million in the three months ended June 30, 2023 and net sales in other international locations increased 27.7% to $24.3 million in the three months ended June 30, 2024 as compared to $19.0 million in the three months ended June 30, 2023.
On a branded product basis, net sales of the Core Collectible branded category increased 6.4% to $186.7 million in the three months ended June 30, 2024 as compared to $175.5 million in the three months ended June 30, 2023, Loungefly branded products net sales decreased 13.4% to $41.5 million in the three months ended June 30, 2024 as compared to $47.9 million in the three months ended June 30, 2023 and net sales of other branded products increased 16.9% to $19.4 million in the three months ended June 30, 2024 as compared to $16.6 million in the three months ended June 30, 2023.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $143.6 million for the three months ended June 30, 2024, a decrease of 15.5%, compared to $170.0 million for the three months ended June 30, 2023. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales (exclusive depreciation and amortization) as a percentage of net sales, was 42.0% for the three months ended June 30, 2024, compared to 29.2% for the three months ended June 30, 2023. The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven primarily by a recapture of inventory write-downs as aged inventory was able to be sold at better than expected margins and lower shipping and freight costs associated with inventory that was sold during the three months ended June 30, 2024.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $77.9 million for the three months ended June 30, 2024, a decrease of 9.0%, compared to $85.6 million for the three months ended June 30, 2023. The decrease was driven primarily by a $7.7 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third-party logistics expenses), a $2.8 million decrease in professional fees, primarily related to a one-time legal settlement and reduction in acquisition related activities, offset by a $3.5 million increase in advertising and marketing to support direct-to-consumer sales growth. Selling, general and administrative expenses were 31.5% and 35.7% of net sales for the three months ended June 30, 2024 and 2023, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $15.4 million for the three months ended June 30, 2024, an increase of 3.5%, compared to $14.9 million for the three months ended June 30, 2023, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $5.1 million for the three months ended June 30, 2024, a decrease of 30.1%, compared to $7.3 million for the three months ended June 30, 2023. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding, including $107.7 million outstanding on the revolving line of credit during the three months ended June 30, 2024, as compared to $141.0 million for the three months ended June 30, 2023.

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
Other income, net
Other income, net was $0.6 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. Other income, net for the three months ended June 30, 2024 and 2023 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $0.8 million for the three months ended June 30, 2024 and $138.1 million for the three months ended June 30, 2023. The decrease in income tax expense for the three months ended June 30, 2024 from June 30, 2023 was related to recognizing a full valuation allowance on the Company’s deferred tax assets during the three months ended June 30, 2023.
Net income (loss)
Net income was $5.4 million for the three months ended June 30, 2024, compared to net loss of $75.9 million for the three months ended June 30, 2023. The increase in net income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to the tax impact related to recognizing a deferred tax asset valuation allowance, partially offset by a gain on the Tax Receivable Agreement liability adjustment, as discussed above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table sets forth information comparing the components of net income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Period over Period Change
	2024	2023	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$463,356	$491,906	$(28,550)	(5.8)%
Cost of sales (exclusive of depreciation and amortization)	273,036	372,322	(99,286)	(26.7)%
Selling, general, and administrative expenses	163,492	185,693	(22,201)	(12.0)%
Depreciation and amortization	30,998	28,869	2,129	7.4%
Total operating expenses	467,526	586,884	(119,358)	(20.3)%
Loss from operations	(4,170)	(94,978)	90,808	(95.6)%
Interest expense, net	11,392	12,950	(1,558)	(12.0)%
Loss on debt extinguishment	—	494	(494)	nm
Gain on tax receivable agreement liability adjustment	—	(99,620)	99,620	nm
Other expense, net	996	421	575	nm
Loss before income taxes	(16,558)	(9,223)	(7,335)	79.5%
Income tax expense	1,689	127,783	(126,094)	(98.7)%
Net loss	(18,247)	(137,006)	118,759	(86.7)%
Less: net loss attributable to non-controlling interests	(699)	(8,697)	7,998	(92.0)%
Net loss attributable to Funko, Inc.	$(17,548)	$(128,309)	$110,761	(86.3)%
Net Sales
Net sales were $463.4 million for the six months ended June 30, 2024, a decrease of 5.8%, compared to $491.9 million for the six months ended June 30, 2023. The decrease in net sales was due primarily to decreased sales to e-commerce sites and specialty retailers for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of the available content slate and performance of certain exclusive products. Our top ten wholesale customers represented approximately 31% and 32% of our sales for the six months ended June 30, 2024 and 2023, respectively.
For the six months ended June 30, 2024, the number of active properties increased 0.1% to 825 as compared to 824 for the six months ended June 30, 2023, and the average net sales per active property decreased 5.9% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
On a geographical basis, net sales in the United States decreased 11.2% to $309.4 million in the six months ended June 30, 2024 as compared to $348.3 million in the six months ended June 30, 2023. Net sales in Europe increased 5.7% to $114.6 million in the six months ended June 30, 2024 as compared to $108.4 million in the six months ended June 30, 2023 and net sales in other international locations increased 11.8% to $39.3 million in the six months ended June 30, 2024 as compared to $35.2 million in the six months ended June 30, 2023.

On a branded product basis, net sales of Core Collectible branded products decreased 4.4% to $343.9 million in the six months ended June 30, 2024 as compared to $359.5 million in the six months ended June 30, 2023, Loungefly branded products decreased 17.1% to $82.2 million in the six months ended June 30, 2024 as compared to $99.1 million in the six months ended June 30, 2023 and net sales of other branded products increased 12.2% to $37.3 million in the six months ended June 30, 2024 as compared to $33.3 million in the six months ended June 30, 2023.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $273.0 million for the six months ended June 30, 2024, a decrease of 26.7%, compared to $372.3 million for the six months ended June 30, 2023. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of lower costs as a percentage of net sales as described below.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales (exclusive of depreciation and amortization) as a percentage of net sales, was 41.1% for the six months ended June 30, 2024, compared to 24.3% for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven primarily by a one-time inventory write-down of $30.1 million recognized during the six months ended June 30, 2023 as well as a recapture of inventory write-downs as aged inventory was able to be sold at better than expected margins and lower shipping and freight costs associated with inventory that was sold during the six months ended June 30, 2024.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $163.5 million for the six months ended June 30, 2024, a decrease of 12.0%, compared to $185.7 million for the six months ended June 30, 2023. The decrease was driven primarily by a $22.0 million decrease to personnel and related costs (including salary and related taxes/benefits, commissions, equity-based compensation and variable warehouse labor and third-party logistics expenses), a $3.7 million decrease in rent, facility and warehouse support, primarily related to third-party logistics rent, offset by a $3.9 million increase in advertising and marketing costs, primarily to support direct-to-consumer sales growth. Selling, general and administrative expenses were 35.3% and 37.7% of net sales for the six months ended June 30, 2024 and 2023, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $31.0 million for the six months ended June 30, 2024, an increase of 7.4%, compared to $28.9 million for the six months ended June 30, 2023, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $11.4 million for the six months ended June 30, 2024, a decrease of 12.0%, compared to $13.0 million for the six months ended June 30, 2023. The decrease in interest expense, net was due primarily to a lower average balance on debt outstanding during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Loss on debt extinguishment
As a result of the debt refinancing in February 2023, a $0.5 million loss on debt extinguishment was recorded for the six months ended June 30, 2023, as unamortized debt financing fees were written-off.

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
Other expense, net
Other expense, net was $1.0 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Other expense, net for the six months ended June 30, 2024 and 2023 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income tax expense
Income tax expense was $1.7 million for the six months ended June 30, 2024 and $127.8 million for the six months ended June 30, 2023. The decrease in income tax expense for the six months ended June 30, 2024 from June 30, 2023 was related to recognizing a full valuation allowance on the Company’s deferred tax assets during the six months ended June 30, 2023.
Net loss
Net loss was $18.2 million for the six months ended June 30, 2024, compared to $137.0 million for the six months ended June 30, 2023. The decrease in net loss for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to the decrease in cost of sales (exclusive of depreciation and amortization), and selling, general and administrative expenses and tax impact related to recognizing a deferred tax asset valuation allowance, partially offset by a gain on the Tax Receivable Agreement liability adjustment, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), earnings (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down, tax receivable agreement liability adjustments, income tax expense and other unusual or one-time items. We define Adjusted Net Income (Loss) as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down and the income tax expense effect of these adjustments. We define Adjusted Earnings (Loss) per Diluted Share as Adjusted Net Income (Loss) divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, loss on extinguishment of debt, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, inventory write-down, tax receivable agreement liability adjustments and other unusual or one-time items. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss) and earnings (loss) per diluted share, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$5,115	$(72,998)	$(17,548)	$(128,309)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	304	(2,864)	(699)	(8,697)
Equity-based compensation (2)	3,276	4,795	7,100	8,437
Loss on extinguishment of debt (3)	—	—	—	494
Acquisition transaction costs and other expenses (4)	(1,605)	444	1,579	1,454
Certain severance, relocation and related costs (5)	101	346	1,967	2,081
Foreign currency transaction (gain) loss (6)	(563)	(401)	1,013	421
Inventory write-down (7)	—	—	—	30,084
Tax receivable agreement liability adjustments (8)	—	(99,620)	—	(99,620)
One-time disposal costs for unfinished inventory held at offshore factories (9)	—	2,404	—	2,404
Income tax expense (10)	(1,065)	145,551	2,914	143,650
Adjusted net income (loss)	$5,563	$(22,343)	$(3,674)	$(47,601)

Weighted-average shares of Class A common stock outstanding-basic	52,107	47,428	51,406	47,338
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	2,473	4,481	2,350	4,423
Adjusted weighted-average shares of Class A stock outstanding - diluted	54,580	51,909	53,756	51,761

Earnings (loss) per diluted share	$0.10	$(1.54)	$(0.34)	$(2.71)
Adjusted earnings (loss) per diluted share	$0.10	$(0.43)	$(0.07)	$(0.92)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(amounts in thousands)
Net income (loss)	$5,419	$(75,862)	$(18,247)	$(137,006)
Interest expense, net	5,081	7,264	11,392	12,950
Income tax expense	789	138,103	1,689	127,783
Depreciation and amortization	15,419	14,893	30,998	28,869
EBITDA	$26,708	$84,398	$25,832	$32,596
Adjustments:
Equity-based compensation (2)	3,276	4,795	7,100	8,437
Loss on extinguishment of debt (3)	—	—	—	494
Acquisition transaction costs and other expenses (4)	(1,605)	444	1,579	1,454
Certain severance, relocation and related costs (5)	101	346	1,967	2,081
Foreign currency transaction (gain) loss (6)	(563)	(401)	1,013	421
Inventory write-down (7)	—	—	—	30,084
Tax receivable agreement liability adjustments (8)	—	(99,620)	—	(99,620)
One-time disposal costs for unfinished inventory held at offshore factories (9)	—	2,404	—	2,404
Adjusted EBITDA	$27,917	$(7,634)	$37,491	$(21,649)
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
(4)For the three and six months ended June 30, 2024, includes one-time legal settlement gain and contract settlement agreements of related services to and fair market value adjustments of certain assets held for sale. For the three months ended June 30, 2023 includes one-time bank monitoring fees. For the six months ended June 30, 2023, includes acquisition-related costs related to investment banking and due diligence fees.
(5)For the three and six months ended June 30, 2024, includes charges related severance and benefit costs related to certain management departures. For the three months ended June 30, 2023, includes charges to remove leasehold improvements and return multiple Washington-based warehouses. For the six months ended June 30, 2023, includes charges related to severance and benefit costs for a reduction-in-force.
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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. In particular, though we were in compliance with the financial and other covenants under the Credit Agreement as of June 30, 2024, we cannot assure you that we will be able to maintain compliance with our financial covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.
Liquidity and Capital Resources
The following table shows summary cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$60,395	$(12,036)
Net cash used in investing activities	(5,989)	(27,566)
Net cash (used in) provided by financing activities	(49,285)	56,969
Effect of exchange rates on cash and cash equivalents	(23)	260
Net change in cash and cash equivalents	$5,098	$17,627
Operating Activities. Net cash provided by operating activities was $60.4 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $12.0 million for the six months ended June 30, 2023. Changes in net cash provided by operating activities result primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Timing of those cash payments can vary throughout the year based on our inventory buy-in and licensor contracts. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 55 days).
The increase in net cash provided by (used in) operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a decrease related to changes in working capital that increased net cash provided by operating activities by $27.2 million. The working capital decrease was primarily due to decreases in inventory of $51.5 million and accounts receivable of $25.0 million, offset by increases in prepaid expenses and other assets of $27.0 million, and decreases in accrued royalties of $13.5 million and accrued expense and other current liabilities of $11.7 million.

Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the six months ended June 30, 2024, net cash used in investing activities was $6.0 million, which primarily related to purchases of tooling and molds used in production for our product lines, offset by proceeds from the sale of inventory and certain intellectual property marketed under and related to Funko Games. For the six months ended June 30, 2023, net cash used in investing activities was $27.6 million and was primarily related to purchases of tooling and molds used in production our product lines. In addition, we used $5.3 million in net cash for the purchase of the stock of MessageMe, Inc. (d/b/a HipDot).
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility, payments to the TRA Parties and proceeds from the exercise of equity-based options.
For the six months ended June 30, 2024, net cash used in financing activities was $49.3 million, primarily related to payments of $30.5 million on the Revolving Credit Facility and payments on the Term Loan Facility and Equipment Finance Loan of $19.6 million. For the six months ended June 30, 2023, net cash provided by financing activities was $57.0 million, primarily related to a draw of $71.0 million on the Revolving Credit Facility, offset by payments on the Term Loan Facility and Equipment Finance Loan of $11.3 million.

Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into a new credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company’s former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the Credit Facility interest rate index from Borrower (as defined in the Credit Agreement) option LIBOR to SOFR. On February 28, 2023 the Revolving Credit Facility was reduced to $180.0 million and again to $150.0 million on December 31, 2023. On June 11, 2024 (the “Consent Effective Date"), the Credit Agreement Parties entered into that certain Limited Waiver and Limited Consent (the “Limited Waiver and Limited Consent”), with the lenders party thereto (the “Required Lenders”) and the Administrative Agent. Pursuant to the Limited Waiver and Limited Consent, the Administrative Agent and the Required Lenders have agreed to irrevocably and permanently waive, from any time prior to or after the Consent Effective Date, the Credit Agreement Parties’ compliance with the covenant to maintain a minimum threshold of Qualified Cash (as defined in the Credit Agreement). The Credit Facilities are secured by substantially all assets of the borrowers under the Credit Facilities and any of their existing or future material domestic subsidiaries, subject to customary exceptions.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio for the fiscal quarter ended June 30, 2024 are 2.50:1.00 and 1.25:1.00, respectively.
The Credit Facilities are secured by substantially all of the assets of the borrowers under the Credit Facilities and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of June 30, 2024, the Credit Agreement Parties were in compliance with all of the covenants in the Credit Agreement and as of December 31, 2023, the Credit Agreement Parties were in compliance with the modified covenants that were amended pursuant to the Third Amendment and within the Waiver Period. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement or cause us to default on our obligations under the Credit Agreement.

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
As of June 30, 2024, we had $120.9 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $1.4 million) and $90.0 million outstanding borrowings under our Revolving Credit Facility, leaving $60.0 million available under our Revolving Credit Facility.
Form S-3 Registration Statement
On July 15, 2022, we filed a preliminary shelf registration statement on Form S-3 with the SEC. The Form S-3 was declared effective by the SEC on July 26, 2022 and it will remain effective through July 25, 2025. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 17,318,008 shares of Class A common stock in one or more offerings.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Future Sources and Uses of Liquidity
As of June 30, 2024, we had $41.6 million of cash and cash equivalents and $(26.3) million of working capital, compared with $36.5 million of cash and cash equivalents and $(16.0) million of working capital as of December 31, 2023. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our Revolving Credit Facility.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded, based on its evaluation as of June 30, 2024, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2023 Annual Report on Form 10-K.
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
We anticipate that our remediation efforts will continue throughout 2024, however, we cannot provide assurance as to when our remediation measures will be complete, and the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than management’s continuing efforts to remediate the material weaknesses discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 6, “Commitments and Contingencies - Legal Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of material legal proceedings.

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
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. We have recently experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the six months ended June 30, 2023, we incurred an inventory write-down of $30.1 million due to our decision to increase operational efficiency and reduce storage costs which contributed to the Company’s net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,262 as of June 30, 2024. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Our business is dependent upon our license agreements, which involve certain risks.
We generate substantially all of our net sales from products that are produced under license agreements that grant us the right to use certain intellectual property in such products. These license agreements typically have short terms (between two and three years), are not automatically renewable, and, in some cases, give the licensor the right to terminate the license agreement at will.
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. In July 2023, we announced that Brian Mariotti, our then Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of the board of directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the board of directors and as an employee of the company and entered into an Advisor Agreement with the Company. In May 2024, we announced that Cynthia Williams would succeed Michael Lunsford as the Company’s Chief Executive Officer. No assurance can be made that these and other changes in our leadership will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 68% and 70% of our sales for the six months ended June 30, 2024 and 2023, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 35% and 40% of our sales for the six months ended June 30, 2024 and 2023, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of June 30, 2024, we had a reserve of $21.2 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. In addition, our business is subject to significant pressure on costs and pricing caused by general inflationary pressures as well as inflation caused by constrained sourcing capacity, the availability of qualified labor and related wage inflation, as well as inflationary pressures to increase commissions and benefits expenses, and associated changes in consumer demand. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including pandemics or other health crises, terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, sovereign debt defaults or the prospect of such events. General inflation in the United States, Europe and other geographies has recently risen to levels not experienced in decades. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, has adversely impacted and could in the future materially harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This, in turn, can reduce our sales and harm our financial performance and profitability.
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 31% and 32% of our sales for the six months ended June 30, 2024 and 2023, respectively.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the six months ended June 30, 2024 and 2023, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 41.1% and 24.3%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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

Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectibles. Sales of our Core Collectible branded category products accounted for approximately 74% and 73% of our sales for the six months ended June 30, 2024 and 2023, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of June 30, 2024, we recorded immaterial reserves, and as of December 31, 2023 we recorded $4.5 million, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of June 30, 2024, we owned approximately 97 registered U.S. trademarks, 277 registered international trademarks, 11 pending U.S. trademark applications and 21 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In July 2023, we announced that Brian Mariotti, our then Chief Executive Officer, would take a six-month sabbatical and that he would be replaced by a member of our board of directors, Michael Lunsford, as our Interim Chief Executive Officer. In September 2023, we announced that Mr. Mariotti resigned from the board of directors and as an employee of the company and entered into an Advisor Agreement with the Company. In May 2024, we announced that Cynthia Williams would succeed Michael Lunsford as the Company’s Chief Executive Officer. These changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
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

Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. Developing products that satisfy the market’s evolving expectations for product composition may require us to incur significant costs. Reporting expectations are also increasing, with a variety of stakeholders seeking increased information on climate related risks. For example, several regulators, such as the SEC and the State of California, have adopted rules (although the SEC rules are currently subject to litigation and stayed) that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting and other disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. All of these risks may also impact our suppliers or business partners, which may indirectly impact our business, financial condition, or results of operations.
Increased attention to, and evolving expectations for, sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs, or otherwise adversely impact our business and reputation.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 33% and 29% of our sales for the six months ended June 30, 2024 and 2023, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
•natural disasters, pandemics, including related to COVID-19 and other health crises, and the greater difficulty and cost in recovering therefrom;
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher v. Mariotti et al. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher v. Mariotti et al. and the actions were stayed pending finalization of the settlement. On March 4, 2024, plaintiffs filed a motion for preliminary approval of the settlement with the Court. As part of the settlement, the plaintiffs agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses will be paid out of Funko’s directors and officers’ insurance. The Court orally granted the motion for preliminary approval at a hearing on April 12, 2024, but has not yet issued a written preliminary approval order or set a hearing date for final approval of the settlement.
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
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. Both motions remain pending.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al.

On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. There have been no substantive rulings in the case, including as to propriety of proceeding on a class wide basis, and a date for trial has not yet been set.
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
We rely extensively on various information technology systems and software applications, including our enterprise resource planning software (collectively, “IT Systems”), to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these IT Systems and related back-up systems. These IT Systems are subject to damage or interruption from power outages, computer and telecommunications failures, usage errors by our employees, software bugs or misconfigurations, cybersecurity attacks, computer viruses, malware and other security breaches, as well as catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and global pandemics or other health crises. For example, the widely publicized vulnerability in Apache's Log4j software library disclosed in December 2021 was reported to have affected many organizations globally, requiring updates to patched versions of the software. While we were not impacted by this vulnerability, this incident demonstrates that similar third-party software vulnerabilities may impact us in the future. The efficient operation and successful growth of our business depends on these IT Systems, including our ability to operate and upgrade them effectively and to select and implement adequate disaster recovery systems successfully. The failure of these IT Systems to perform as designed, our failure to operate them effectively or address known vulnerabilities in a timely and comprehensive manner, or a security breach or disruption, or the perception thereof, in operation of our IT Systems could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.
In addition, we have recently implemented, and expect to continue to invest in and implement, modifications and upgrades to our IT Systems and procedures to support our growth and the development of our e-commerce business. These modifications and upgrades could require substantial investment and may not improve our profitability at a level that outweighs their costs, or at all. Moreover, any integration or artificial intelligence in our or any third-party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. In addition, the process of implementing any new technology systems involves inherent costs and risks, including potential delays and system failures, the potential disruption of our internal control structure, the diversion of management’s time and attention, and the need to re-train or hire new employees, any of which could disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and competitive position.
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time entered into a new credit agreement (the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Proceeds from the Term Loan Facility were primarily used to repay the Company’s former term loan facility. On July 29, 2022, the Credit Agreement was further amended by the Second Amendment, which, among other things, increased the Revolving Credit Facility to $215.0 million. On February 28, 2023, we entered into a further amendment (the “Third Amendment”) to the Credit Agreement to, among other things, (i) modify the financial covenants under the Credit Agreement for the period beginning on the date of the Third Amendment through the fiscal quarter ended December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction is permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (each as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum qualified cash requirement of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any qualified cash proceeds in excess of $25.0 million. Following the Waiver Period, the Third Amendment reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment. On June 11, 2024, (the “Consent Effective Date"), FAH, LLC and certain of its material domestic subsidiaries entered into the Limited Waiver and Limited Consent, pursuant to which the Administrative Agent and the Required Lenders party thereto have agreed to irrevocably and permanently waive, from any time prior to or after the Consent Effective Date, the Credit Agreement Parties’ compliance with the covenant to maintain a minimum threshold of Qualified Cash (as defined in the Credit Agreement). As of June 30, 2024, we had $210.9 million of indebtedness outstanding under our Credit Facilities, consisting of $120.9 million outstanding under our Term Loan Facility (net of unamortized discount of $1.4 million) and $90.0 million outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”), entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of June 30, 2024, the Company had $13.0 million outstanding under the Equipment Finance Loan.

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

We entered into a Stockholders Agreement with TCG (the “Stockholders Agreement”), in connection with TCG’s acquisition of our stock from another stockholder, as well as a Joinder and Amendment to our Registration Rights Agreement, both of which became effective at the closing of the ACON Sale. Pursuant to the Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the Stockholders Agreement) beneficially own directly or indirectly, in the aggregate at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). The TCG Related Parties are not entitled to designate any TCG director designee if at any time, the TCG Related Parties beneficially own, directly or indirectly, in the aggregate less than 10% of all issued and outstanding shares of Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors.
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
Additionally, the Continuing Equity Owners who, as of August 6, 2024, collectively hold approximately 2.7% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA Parties may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 52,506,317 common units of FAH, LLC as of August 6, 2024, representing approximately 96.6% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of August 6, 2024, we had an aggregate of 147,493,683 shares of Class A common stock authorized but unissued, as well as approximately 1,856,788 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of June 30, 2024, 1,481,477 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,377,793 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of June 30, 2024, we had granted 2,580,928 shares of Class A common stock underlying stock options, 3,545,247 shares of Class A common stock underlying restricted stock units and 57,617 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Inducement Plan. As of June 30, 2024, we had granted 481,510 shares of Class A common stock underlying restricted stock units and 297,974 shares of Class A common stock underlying performance stock options to a certain executive officer under the 2024 Inducement Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
We rely extensively on various IT Systems for internal and external operations and while we operate certain of these IT Systems, we also rely on third-party providers for a host of technologies, products and services. In addition, in the ordinary course of business, both we and our third-party providers collect, process and maintain significant amounts of data electronically, including proprietary and confidential business information as well as personal information. This data relates to all aspects of our business, including but not limited to current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data.
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

We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. Threat actors are becoming more sophisticated and increasingly using techniques and tools, including artificial intelligence, designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Disruptive attacks, such as through ransomware and other extortion-based tactics, that can temporarily or permanently disable operations or otherwise disrupt our business are becoming increasingly prevalent. Such attacks may involve internal or external actors, including state sponsored organizations, opportunistic hackers and hacktivists and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems (or open source or commercial software that is integrated into our IT Systems), human error, social engineering/phishing, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Also, remote working arrangements that started during the COVID-19 pandemic have continued, which increases the risk that threat actors will exploit vulnerabilities inherent in many non-corporate home networks. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our IT Systems or other means could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation (including class action lawsuits) or regulatory actions, to additional costs for remediation and compliance, as well as to liabilities and loss of business that could be material. Global consumer protection, data privacy and cybersecurity legal requirements, such as under the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events, or applicable insurance may not be available to us in the future on economically reasonable terms or at all. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
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
•the imposition of fines or other remedial measures as a result of regulatory violations or civil liability such as due to the underpayment of customs duties at Loungefly; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, pandemics or other health crises, and responses to such events.
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
(a)    Disclosure in lieu of reporting on a Current Report on Form 8-K.
On August 7, 2024, the Board appointed Yves Le Pendeven, the Company’s Acting Chief Financial Officer, as the Chief Financial Officer of the Company, effective August 8, 2024 (the “Effective Date”). In connection with such appointment, Mr. Le Pendeven will remain the Company’s principal financial officer and principal accounting officer.
In connection with Mr. Le Pendeven’s appointment as Chief Financial Officer, the Company has entered into an Employment Agreement (the “Le Pendeven Agreement”) with Mr. Le Pendeven. Pursuant to the Le Pendeven Agreement, Mr. Le Pendeven will serve as the Company’s Chief Financial Officer for a three-year term, subject to automatic renewal for up to two additional one-year periods unless either party provides notice of non-renewal. Pursuant to the Le Pendeven Agreement, the Company has agreed to pay Mr. Le Pendeven an annual base salary of $500,000 and has granted Mr. Le Pendeven a promotion equity award consisting of 11,800 restricted stock units (“RSUs”) and 42,000 stock options (the “Options”) under the Company’s 2019 Incentive Award Plan and applicable forms of award agreement. The RSUs shall vest in four equal annual installments on each of the first four anniversaries of the Effective Date and the Options will vest with respect to 25% of the shares subject thereto on the first anniversary of the Effective Date and the remaining 75% of the option will vest in thirty-six equal monthly installments thereafter, in each case subject to continued service through the applicable vesting dates. Mr. Le Pendeven will also be eligible to receive an annual performance-based bonus ranging from 0% of his annual base salary to a maximum payout level established by the Board in its discretion, with a target bonus opportunity of no less than 75% of his annual base salary. In addition, Mr. Le Pendeven will be entitled to relocation assistance in an amount up to $152,000.
The Le Pendeven Agreement provides that in the event Mr. Le Pendeven’s employment is terminated by the Company without “cause” or by Mr. Le Pendeven for “good reason” (each as defined in the Le Pendeven Agreement) then, subject to his execution and non-revocation of a release of claims, Mr. Le Pendeven will be entitled to receive an amount equal to continuation of his then-current base salary for up to twelve (12) months from the date of termination, payable in in accordance with the Company’s regular payroll practices; reimbursement, up to a maximum of twelve (12) months, of the Company-paid portion of premium payments, as if he had remained an active employee, for any COBRA coverage he elects, if any; and the portion of any time-based equity awards which would have vested during the 12 month period following the date of termination shall accelerate and vest. The foregoing description of the Le Pendeven Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Le Pendeven Agreement, which is attached hereto as Exhibit 10.7 and incorporated herein by reference.
In addition, on August 7, 2024, the Board approved a special, one-time cash bonus of $360,000 to Michael Lunsford in recognition of his significant contributions to the Company as Interim Chief Executive Officer.

(b)    None.
(c)    Securities Trading Arrangements of Directors and Section 16 Officers.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	S-8	333-221390	4.2	11/7/2017

10.1	Employment Agreement between the Company and Cynthia Williams, effective May 20, 2024.	8-K	001-38274	10.1	5/9/2024

10.2	Funko, Inc. 2024 Inducement Award Plan.	8-K	001-38274	10.2	5/9/2024

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under 2024 Inducement Award Plan.	8-K	001-38274	10.3	5/9/2024

10.4	Form of Restricted Stock Grant Notice under 2024 Inducement Award Plan.	8-K	001-38274	10.4	5/9/2024

10.5	Letter Agreement, dated July 17, 2024, between the Company and Michael Lunsford.					*

10.6
Limited Waiver and Limited Consent, dated June 11, 2024, between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
						*

10.7	Employment Agreement, dated as of August 8, 2024, between the Company and Yves Le Pendeven.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 8, 2024	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)