Form 10-K
period 2024-12-31
Funko, Inc.
filed 2025-03-13
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $385.5 million.
As of March 11, 2025, the registrant had 53,887,267 shares of Class A common stock outstanding and 647,833 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Funko” and similar references refer to: Funko, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including FAH, LLC.
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
•“Continuing Equity Owners” refers collectively to ACON Funko Investors, L.L.C., the Former Profits Interests Holders, certain former warrant holders and certain current and former executive officers, employees and directors and each of their permitted transferees, in each case, that owned common units in FAH, LLC after our initial public offering (“IPO”) and who may redeem at each of their options, their common units for, at our election, cash or newly-issued shares of Funko, Inc.’s Class A common stock.
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
•Our business depends in large part on our third-party vendors and outsourcers, and our reputation and ability to effectively operate our business may be harmed by actions taken by these third parties outside of our control.
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
•There are risks related to our organizational structure, including the Tax Receivable Agreement, which confers certain benefits upon the parties to the TRA (the "TRA Parties") that will not benefit Class A common stockholders to the same extent as it will benefit the TRA Parties.
•There are risks associated with the ownership of our Class A common stock including, but not limited to, potential dilution by future issuances and volatility in the price of our Class A common stock.

PART I
ITEM 1. BUSINESS
Overview
Funko is a leading pop culture consumer products company. Our business is built on the belief that everyone is a fan of something. We create whimsical, fun and unique products that enable fans to express who they are, which allows them to find their community and generate a sense of belonging and joy. We achieve this through products people display, wear or carry of their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, accessories, plush, homewares, digital non-fungible tokens ("NFTs"), vinyl records and limited-edition posters, which we make available at highly accessible price points under our Funko, Loungefly and Mondo brands. We are building out our sports, music and video game fandoms and diversifying our offering with personalized products, such as Pop! Yourself, micro collectibles and blind boxes containing mystery figures. We believe we sit at the nexus of pop culture and the growing "kidult" segment of the market—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
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
Evolution of Content
Content providers have increasingly focused on creating original scripted and franchise content that has broad global appeal and potential for sequels and brand extensions. Additionally, there has been an increase in high-quality scripted television series in recent years as content providers vie for binge worthy shows to attract consumers. Although recent strikes by the Writers Guild of America and the Screen Actors Guild have interrupted content creation, content providers have continued to invest in new high-quality original content. The proliferation and globalization across content types has fostered fan loyalty and stimulated licensed product purchases.

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
Growing Cultural Relevance
As pop culture engagement has increased, we believe fandom has become a pastime, and fans are more openly passionate about all forms of pop culture. Social media is driving the importance of pop culture as fans increasingly want to engage with the content across their social communities to show affinity for their favorite content. Three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2024, drew sell-out crowds and reaching capacity at each event location. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across all demographic categories of fans.
Our Strategic Differentiation
Deep and Extensive Licensing Partnerships
We have strong licensing relationships with many established content providers and strive to partner with content providers across multiple genres, including movies, television, video games, anime, sports, and music. In 2024, we had license agreements with over 250 content providers covering approximately 930 active licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios of licensed property in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.
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

For the years ended December 31, 2024, 2023 and 2022, no single property accounted for more than 5% of our sales, and the portion of our sales for the years ended December 31, 2024, 2023 and 2022 attributable to our top five third-party properties was 18%, 17%, and 18%, respectively. Additionally, the portion of our sales related to evergreen properties for the years ended December 31, 2024, 2023 and 2022 was approximately 73%, 67%, and 64%, respectively.
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
In addition to offering multiple properties and product categories, we create and sell a variety of unique brands that have their own look and feel. Our brand portfolio includes Core Collectible (which include Pop! Vinyl, as well as other branded lines such as Soda, Bitty Pop!, and Pop! Yourself), Loungefly (softlines including bags, wallets, backpacks and apparel) and Other (which includes our emerging brands, such as Digital Pop! and Mondo). The portion of sales attributed to Core Collectible branded products in the years ended December 31, 2024, 2023 and 2022 was 77%, 73% and 76%, respectively. The portion of sales attributed to Loungefly branded products in the years ended December 31, 2024, 2023 and 2022 was 16%, 20% and 19%, respectively. The portion of sales attributable to Other branded products in the years ended December 31, 2024, 2023 and 2022 was 7%, 7%, and 5%.
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
Diversified Global Distribution Network
We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers, and e-commerce sites, as well as directly to consumers primarily through our owned websites and three flagship retail stores. We can provide our retail customers a customized product mix designed to appeal to their consumer bases. Our key retail partners in the United States include Target, Amazon, Entertainment Earth, GameStop and Hot Topic. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, and Fnac. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.
Additionally, we are continuing to invest in our direct-to-consumer channel to expand our reach and further strengthen our relationship with our fan base. Our direct-to-consumer channel includes our own e-commerce websites in the U.S. and Europe as well as our three flagship retail stores located in the U.S.

Leading Design and Creative Capabilities
Our in-house creative team layers our own whimsical, fun and distinct stylization onto content providers’ characters, creating unique products for which there is substantial consumer demand. We believe content providers trust us with their properties, and consumers passionately engage with our products and brands because of our creativity. In addition, our creativity and designs allow us to reinvigorate classic evergreen content by infusing a fresh, unique aesthetic into characters that enjoy enduring passion and nostalgia from fans. With the help of our in-house creative team, we have also developed our own proprietary products, such as our Pop! Yourself personalized products. As a result of our creative capabilities and broad portfolio of licenses, we create a substantial number of new products each year.
Growth Strategies
Grow our Core Pop Culture Business
We intend to grow our core business by utilizing our strength in building fun, creative and nostalgic programs at retail through: (1) leveraging an increasing array of content, categories and distribution; (2) creating programs that utilize evergreen content with a focus on targeting underpenetrated content genres to expand our addressable market; and (3) continued product innovation to bring new designs and products to market. This includes building out our fandoms in sports, music and video games, expanding our points of distributions to include stadiums, theaters and theme parks, among others, and diversifying our offering with personalized products, such as Pop! Yourself, micro collectibles and blind boxes.
We also intend to continue licensing content that will allow us to capitalize on the popularity of current releases across movies, TV shows, video games, and other content types, and to leverage those licenses across a broader array of products and expanded distribution to reach new consumers.
We have the ability to leverage evergreen or back catalog content by creating fun, whimsical and nostalgic programs to be sold at retail that resonate with fans. Our evergreen programs include new versions of well-known characters or newer product form factors such as Bitty Pop!.
Additionally, we intend to strategically focus on growing within genres that we believe we have underpenetrated, such as anime, sports, music and video gaming. We expect to do this by expanding our license portfolio, creating new products or designs that resonate with fans and strategically expanding our distribution of these products. Within anime and video gaming, we continue to add new license relationships with multiple new properties. In the sports category, we are continuing to leverage our broad range of sports licenses and seeking to add new distribution to reach sports fans. Additionally, within the music category, we are expanding our license base to include more artists.
We expect to continue to utilize our in-house creative team to create new designs, products and brands that resonate with our core consumers.
Extend Funko’s International Reach
We believe the rise of pop culture and deep fan loyalty are global. We believe our sales are currently underpenetrated internationally as we generate the majority of our net sales in the United States. Sales generated from customers outside of the United States accounted for approximately 35%, 31% and 27% of our sales for the years ended December 31, 2024, 2023 and 2022, respectively. We are continuing to invest in the growth of our international business, both directly and through third-party distributors. We believe there are opportunities to further grow our sales in other regions, such as Latin America, Canada, Oceania and APAC, by expanding our direct sales to retailers or through expanded distributor relationships.

Increase our Direct-to-Consumer Business
We view our direct-to-consumer business, which includes our e-commerce websites, www.funko.com, www.funkoeurope.com, www.loungefly.com, and www.mondoshop.com and three flagship retail stores, as a significant growth opportunity and an important vehicle for expanding our reach and broadening our relationship with our fans. We plan to build a robust online platform and to enhance our digital capabilities to provide the infrastructure to scale this business over the long-term. In 2023, we relaunched our U.S. website platform that consolidated www.funko.com and www.loungefly.com under one online shopping cart. Our direct-to-consumer strategy also provides us with an opportunity to utilize data and trend analysis to inform our overall business strategy. We believe our direct-to-consumer business will help us strengthen our connection with our fans, deepen consumer engagement to drive customer lifetime value, build brand awareness with new audience segments, and support our retail customers. In addition, we plan to leverage our direct-to-consumer business to bring new products and licenses to market quickly to keep pace with rapidly evolving pop culture trends.
Product Lines and Licenses
We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current or new release, and which are less subject to pop culture trends. Additionally, by utilizing our in-house creative team we have the ability to develop our own content and intellectual property. Our current products are principally figures, fashion accessories, apparel, plush products, accessories, homewares, NFTs, vinyl records and limited-edition posters.
Our Brands and Designs
We have multiple proprietary brands under which most of our products are marketed. Currently, our principal proprietary brands include Pop!, Loungefly and Mondo.
Pop!, introduced in 2010, is our most well-recognized brand. Our standard Pop! Vinyl stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose and stand about four inches tall. The Pop! brand has also been applied across many of our other product categories, including plush, accessories, apparel and homewares. Core Collectible branded products, which include Pop! Vinyl, represented 77%, 73% and 76% of our sales for the years ended 2024, 2023 and 2022, respectively.
Our Loungefly branded products are generally licensed fashion accessories including stylized handbags, backpacks, wallets, clothing, and other accessories. Loungefly branded products represented 16%, 20% and 19% for the years ended 2024, 2023 and 2022, respectively.
Other brands we market under include Mystery Minis, Bitty Pop!, and Pop! Yourself. In addition, we also develop product lines that we market under the broader Funko brand, such as Funko action figures, Funko Soda, and Funko Plush product lines. In 2022, we completed our acquisition of Mondo Collectibles, a boutique collectibles brand specializing in high-end collectibles as well as limited-edition art prints and vinyl records. We expect to continue to develop new product designs and lines, which may develop into proprietary brands in the future.

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
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2024, 2023 and 2022, the average royalty rate was 16.1%, 16.4% and 16.1%, respectively. Our royalty expense for any given year will vary depending on the mix of products and properties sold during that year. For the years ended December 31, 2024, 2023 and 2022, we incurred royalty expenses of $168.9 million, $179.7 million and $213.1 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels.
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
For the years ended December 31, 2024 and 2023, 37% and 31% of sales, respectively, were related to the Company's five largest license agreements, with no individual license agreement accounting for more than 10% of sales. For the year ended December 31, 2022, 13% of sales were related to the Company's largest license agreement, with no other license agreement accounting for more than 10% of sales.
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
•Current Releases. Properties in the current release category typically are tied to new movie releases, current television series or new video game titles. These properties are intended to capitalize on the excitement of fans surrounding the launch of new content. Products that we design and sell based on new movie releases are expected to have a limited duration of market demand, depending on the popularity of the title. Examples of new movie releases are Deadpool & Wolverine, Inside Out 2 and Moana 2. Additionally, products that we design and sell based on current television series or new video game titles are expected to have a market demand depending on the popularity and longevity of the title, which is generally expected to be multiple years. Examples of our current TV properties include One Piece, The Mandalorian, Demon Slayer, Naruto, and Stranger Things. Examples of our current video game properties are Fortnite, Overwatch and Five Nights at Freddy’s.

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
Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturers. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping, with a minimal upfront investment for most figures of $5,000 to $10,000 in tooling, molds and internal design costs as of December 31, 2024. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours.
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

While we purchase finished products from our manufacturers, the cost of our products is impacted by the cost of labor, as well as the cost, timing and/or availability of the principal raw materials used in the production and sale of our products, including vinyl, fabric, ceramics and plastics. All of these materials are readily available but may be subject to significant fluctuations in price or delays in shipping to the factories as a result of global capacity constraints. In addition, changes in trade policies of the U.S. or other countries, such as tariffs or retaliatory tariffs, may contribute to inflationary conditions and increase the manufacturing costs or limit the availability of our products, particularly with regard to our products manufactured and/or assembled in China and Mexico. Although we do not manufacture our products, we own most of the tools and molds used in the manufacturing process, and generally these are transferable among manufacturers if we choose to employ alternative manufacturers.
Sales
We sell our products to a diverse network of customers throughout the world. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Target, Amazon, Entertainment Earth, GameStop and Hot Topic. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, GameStop, and Fnac. In addition to major retailers, we also sell our products to distributors for sale to specialized retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence.
We also sell our products directly to consumers through our e-commerce business, three flagship retail stores and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 24%, 21%, and 13% of our sales for 2024, 2023, and 2022, respectively. We intend to continue to increase our focus on these efforts in the future. In 2023, we relaunched our U.S. website platform that consolidated www.funko.com and www.loungefly.com under one online shopping cart. We also utilize www.funkoeurope.com to serve customers in the UK and Europe.
We believe we have a diverse customer base, with our top ten wholesale customers representing approximately 31%, 32%, and 41%, of our 2024, 2023, and 2022 sales, respectively. No single customer accounted for over 10% of sales during these periods.
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
We sell our products to our customers with payment terms typically varying from 30 to 90 days (average 57 days). We contract the manufacture of most of our products to third-party unaffiliated manufacturers primarily located in Vietnam, China and Mexico and ship those products to our warehouse or third-party logistics facilities in the United States, the United Kingdom and the Netherlands. While most of our sales originate in the United States and the United Kingdom from inventory we hold in our warehouses and third-party logistics locations, certain of our customers may take title to our products upon shipment from the factory or at the port.
We establish reserves for sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2024 and 2023, we had reserves for sales allowances of $42.2 million and $44.1 million, respectively.
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
Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2024, we owned approximately 98 registered U.S. trademarks, 278 registered international trademarks, 12 pending U.S. trademark applications and 52 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
Government Regulation
Our products sold in the United States are subject to the provisions of multiple statutes, including the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) and the Flammable Fabrics Act (“FFA”), and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market any consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states and our products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions.

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
Human Capital
Our workforce is critical to our success. We seek out employees who are passionate about pop culture, our products and our business, and who can help us build strong relationships with our partners, customers, fans and local communities. Pop culture changes constantly, and we look to build teams that are nimble and can execute in our fast-paced environment. We strive to foster a sense of community with our employees and make the workplace fun despite the demands of our rapidly changing business. We believe our passion for pop culture of all forms is reflected in our fans around the world. We believe that fully serving those fans requires an inclusive workforce. We have implemented programs to advance these principles and embrace the opportunity to work with people from a variety of backgrounds and perspectives.
In addition to offering market competitive salaries and wages, we offer comprehensive health and 401(k) benefits to eligible employees. Our core benefits packages are supplemented with specific programs centered around voluntary benefits, paid time away from work, training and employee physical and mental well-being.
As of December 31, 2024, we employed 1,283 full-time employees. We employed 1,055 people in North America, 207 people in Europe and 21 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2024, 2023 and 2022 approximately 56%, 55% and 53%, respectively, of our net sales were generated in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.
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

Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 13, 2025):

Name	Age	Position(s)
Cynthia Williams	58	Chief Executive Officer and Director
Yves Le Pendeven	46	Chief Financial Officer
Tracy Daw	59	Chief Legal Officer and Secretary
Andy Oddie	52	Chief Commercial Officer
Charles Denson	68	Chairman of the Board of Directors
Trevor Edwards	62	Director
Jason Harinstein	49	Director
Diane Irvine	66	Director
Jesse Jacobs	49	Director
Michael Kerns	48	Director
Sarah Kirshbaum Levy	54	Director
Michael Lunsford	57	Director
Executive Officers
Cynthia Williams has served as Funko, Inc.'s Chief Executive Officer and Director since May 2024. Ms. Williams served as President and Chief Operating Officer of Wizards of the Coast and Digital Gaming at Hasbro, Inc., a multi-national toy and game company, from February 2022 to April 2024, where she oversaw the company’s portfolio of games that includes Dungeons & Dragons, Magic: The Gathering and Monopoly. Ms. Williams previously served in different executive capacities at Microsoft Corporation, a global technology conglomerate, from August 2018 to February 2022, including as General Manager and Vice President, Gaming Ecosystem Commercial Team from September 2020 to February 2022, General Manager and Vice President, Xbox Business Engineering & Mixer from November 2019 to September 2020 and General Manager and Vice President, Gaming Business Expansion, Xbox from September 2018 to November 2019. Ms. Williams earned a B.S. in Business Administration, from Western Carolina University and a M.B.A from Wake Forest University. The Company believes Ms. Williams is qualified to serve on the board of directors due to her extensive experience in the consumer products, gaming and e-commerce industries as well as her board management experience at large multinational public companies.
Yves Le Pendeven has served as Funko, Inc.'s Chief Financial Officer since August 2024. Since joining Funko in October 2019, Mr. Le Pendeven has held several roles as a senior finance executive, most recently serving as Acting Chief Financial Officer from March 2024 to August 2024 and before that as Deputy Chief Financial Officer from August 2023 to March 2024. From April 2015 to October 2019, Mr. Le Pendeven served multiple senior-level finance roles at Volcom, a subsidiary of the Kering Group, most recently as Vice President, Financial Planning & Analysis, where he oversaw global financial planning. From January 2008 to March 2015, Mr. Le Pendeven was a Director, Financial Planning & Analysis in the corporate finance group at Quiksilver. Mr. Le Pendeven earned a M.B.A from the Paul Merage School of Business at University of California - Irvine and a B.A. in Science, Technology and Society from Stanford University.
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
Trevor Edwards has served on the board of directors of Funko, Inc. since July 2022. Mr. Edwards spent 25 years at NIKE, Inc., the multinational athletic apparel corporation, in roles of increasing responsibility, most recently as President, NIKE Brands from 2013 to 2018; Vice President, Global Brand & Category Management from August 2006 to June 2013; Vice President, Global Brand Management from 2002 to 2006; Vice President, U.S. Brand Marketing from 2000 to 2002; Vice President, EMEA Marketing from 1999 to 2000; Director of Marketing for Europe from 1997 to 1999; and Director of Marketing for the Americas from 1995 to 1997. Prior to NIKE, Mr. Edwards worked at Colgate-Palmolive in Global Marketing. Mr. Edwards currently serves on the board of directors of VF Corporation, a leading apparel, footwear and accessories company, and Fanatics Inc., a global digital sports platform, and previously served on the board of directors of Mattel Inc. from 2012 to 2018. Mr. Edwards received a BBA and MBA from Bernard Baruch College. The board believes Mr. Edwards extensive marketing and brand management experience, as well as public company leadership experience, make him well-qualified to serve on the board.
Jason Harinstein has served on the board of directors of Funko, Inc. since December 2024. Mr. Harinstein has served as the Chief Financial Officer of Collectors Holdings, Inc., a provider of authentication and grading services, since December 2021. Prior to such role, he served as Chief Financial Officer for Flatiron Health, a healthtech company dedicated to improving cancer care, from April 2017 to December 2021. Mr. Harinstein has served on the board of directors of Groupon, Inc. since July 2023 and previously served on the board of directors of Alkuri Global Acquisition Corp. from January 2021 to December 2021. Mr. Harinstein received his B.A. from Northwestern University and his M.B.A. from the University of Chicago. The board believes Mr. Harinstein is qualified to serve as a director of the Company due to his financial expertise, leadership experience and knowledge of the collectibles industry.

Diane Irvine has served on the board of directors of Funko, Inc. and FAH, LLC since August 2017. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of Yelp Inc. (on whose board she has served since November 2011), and D.A. Davidson Companies (on whose board she has served since January 2018). She previously served on the boards of directors of Farfetch Limited from August 2020, until December 2023, Casper Sleep Inc. from August 2019 to January 2022, XO Group Inc. from November 2014 to December 21, 2018, Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine’s extensive public company management experience and financial expertise make her well-qualified to serve on our board of directors.
Jesse Jacobs has served on the board of directors of Funko, Inc. since May 2022. Mr. Jacobs is a Partner at The Chernin Group, LLC, which he co-founded with Peter Chernin in 2010, leading the company's investments, operations, and team building. Prior to founding The Chernin Group, Mr. Jacobs was a senior member of the media, entertainment, and sports advisory, investing and financing team at Goldman Sachs. Mr. Jacobs began his career in NFL, MLB, and NHL sports television production at the inception of Fox Sports and then for CBS Sports in the Olympics. He was part of the early wave of online video and music, both at iFilm, where he ran content, as well as Yahoo! Internet Life, where he produced live music and film events celebrating the best in digital video and music. Mr. Jacobs is on the board of directors of The Chernin Group, Hodinkee, Collectors Universe and The North Road Company. He previously served on the board of directors of Barstool Sports, Goldin Auctions, Equip, Scopely, Exploding Kittens, The Action Network, Otter Media, Fullscreen, Ellation (Crunchyroll), Hello Sunshine, Hodinkee, Headspace, and Gunpowder & Sky. Mr. Jacobs is a graduate of the University of Pennsylvania with a BA in English and Communications and holds an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Jacobs broad management, business and entertainment experience make him well-qualified to serve on our board of directors.
Michael Kerns has served on the board of directors of Funko, Inc. since November 2023. Mr. Kerns is a Co-founder and Partner at TCG. Mr. Kerns joined The Chernin Group, LLC in 2015, helping lead the company's investment efforts as President of TCG Digital. Mr. Kerns has deep experience starting, managing, and investing in digital media and consumer technology companies. Prior to joining The Chernin Group, Mr. Kerns was a Senior Vice President at Yahoo!, leading the Homepage, Video, and Global Media Properties product and business unit. Mr. Kerns previously cofounded Citizen Sports, where he was CEO and led the company to a successful acquisition by Yahoo! in 2010. Mr. Kerns began his career as an Associate at Angel Investors, LP. and later became the Chief of Staff at Steinberg & Moorad Sports Management, a premier sports representation firm. Mr. Kerns is on the board of TCG, Food52, MeatEater, SketchyMedical, Surfline, Sofar Sounds, and Premier Lacrosse League. Mike was previously on the board of directors of Barstool Sports, Night Media, Epic Gardening, The Action Network, Otter Media, Ellation (Crunchyroll), and a board observer of Cameo. Mr. Kerns is a graduate of UCLA with a BA in History. We believe Mr. Kerns broad management, business and entertainment experience make him well-qualified to serve on our board of directors.
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

Michael Lunsford has served on the board of directors of Funko, Inc. since October 2018. He also served as Funko's Interim Chief Executive Officer from July 2023 to May 2024. Mr. Lunsford served as an Advisor and Vice President of McClatchy, Inc. from 2017 to September 2020. Mr. Lunsford previously served as the Chief Executive Officer of SK Planet, Inc. from 2013 until 2018 and as interim Chief Executive Officer of shopkick, Inc. in 2016. From 2008 to 2013, Mr. Lunsford held various management roles with RealNetworks, Inc., including interim Chief Executive Officer and Executive Vice President and General Manager of RealNetworks’ Core Business and Chief Executive Officer of Rhapsody. Mr. Lunsford also served on the board of directors of shopkick, Inc. from 2013 to 2018, and on the boards of directors of various portfolio companies owned by SK Planet, Inc. from 2013 to 2018. From 2014 to 2018, Mr. Lunsford served on the board of directors of the University of North Carolina Board of Visitors and IslandWood. Mr. Lunsford received an M.B.A. and a B.A. in Economics from The University of North Carolina. We believe Mr. Lunsford’s broad management, retail and e-commerce experience make him well-qualified to serve as a member of our board of directors.
Segment Information
We identify our segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Due to a change in executive management during the year ended December 31, 2024, our CODM has changed from our prior Chief Financial Officer and Chief Operating Officer to our current Chief Executive Officer. Because our CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, we have one segment.
Our History
Funko, Inc. was formed as a Delaware corporation on April 21, 2017 for the purpose of completing our IPO. FAH LLC, a holding company with no operating assets or operations, was formed on September 24, 2015. On October 30, 2015, ACON Funko Investors, L.L.C., through FAH, LLC, acquired a controlling interest in FHL, which is also a holding company with no operating assets or operations. FAH, LLC owns 100% of FHL and FHL owns 100% of Funko, LLC, which is the operating entity.
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
•successfully launch and grow new product lines similar to Pop! Yourself;
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
We may also be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand, and this could require us to carry additional inventory. Policies and practices of individual retailers may adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. In recent periods, we have experienced canceled orders and if demand or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. For example, during the year ended December 31, 2023, we incurred an inventory write-down of $30.3 million due to our decision to increase operational efficiency and reduce storage costs and we also wrote down $8.7 million in unfinished and finished goods held at offshore factories, which contributed to the Company's net loss for the period. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.
If we fail to manage our growth effectively, our financial performance may suffer.
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,283 as of December 31, 2024. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a domestic enterprise resource planning system, warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. In May 2024, we announced that Cynthia Williams would succeed Michael Lunsford as the Company's Chief Executive Officer. No assurance can be made that these and other changes in our leadership will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 63%, 68% and 74% of our sales for the years ended December 31, 2024, 2023 and 2022, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 32%, 38% and 44% of our sales for the years ended December 31, 2024, 2023 and 2022, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2024, we had a reserve of $23.5 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
We design, manufacture and market a wide variety of consumer products worldwide for sale to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the United States and in other markets in which our products are sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. The retail industry is subject to volatility, especially during uncertain economic conditions. A downturn in the retail industry in particular may disproportionately affect us because a substantial majority of our net sales are to retail customers. In addition, our business is subject to significant pressure on costs and pricing caused by general inflationary pressures as well as inflation caused by constrained sourcing capacity, the availability of qualified labor and related wage inflation, as well as inflationary pressures to increase commissions and benefits expenses, and associated changes in consumer demand. Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on our products. Such cost increases and weakened economic conditions may result from any number of factors, including pandemics or other health crises, terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, tariffs, sovereign debt defaults or the prospect of such events. General inflation in the United States, Europe and other geographies has recently risen to levels not experienced in decades. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, has adversely impacted and could in the future materially harm our sales and profitability. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This, in turn, can reduce our sales and harm our financial performance and profitability.
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in recent years, the retail industry faced reductions in sales due to macroeconomic uncertainty which adversely impacted our sales.

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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 31%, 32% and 41% of our sales for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In addition, our business could be adversely affected if any of our retail customers or distributors were to reduce purchases of our products, as has occurred in recent periods. Our retail customers and distributors generally build inventories in anticipation of future sales and will decrease the size of their future product orders if sales do not occur as rapidly as they anticipate. Our customers make no long-term commitments to us regarding purchase volumes and can therefore freely reduce their purchases of our products, and as a result we may have excess inventory. Any reduction in purchases of our products by our retail customers and distributors, or the loss of any key retailer or distributor, could adversely affect our net sales, operating results and financial condition. As a result of recent macroeconomic trends, we have had certain of our retail customers reduce and, in some instances, cancel purchase orders as a result of store closures or a shift of purchasing to focus only on essential consumer products.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the years ended December 31, 2024, 2023 and 2022, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 41.4%, 30.4% and 32.8%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
•changes in customer, geographic, or product mix;
•introduction of new products, including our expansion into additional product categories;
•increases in the royalty rates under our license agreements;
•new or increased tariffs impacting our products or raw materials for our products;
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 77%, 73% and 76% of our sales for the years ended December 31, 2024, 2023 and 2022, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
We may not realize the full benefit of our licenses if the properties we license have less market appeal than expected or if sales from the products that use those properties are not sufficient to satisfy the minimum guaranteed royalties.
We seek to fulfill consumer preferences and interests by designing and selling products primarily based on properties owned by third parties and licensed to us. The popularity of the properties we license can significantly affect our sales and profitability. If we produce products based on a particular movie, TV show or video game, the success of the underlying content has a critical impact on the level of consumer interest in the associated products we are offering. Although we license a wide variety of properties, sales of products tied to major movie franchises have been significant contributors to our business. In addition, the theatrical duration of movie releases has decreased over time, and we expect this trend to continue with the increase of content made available on video streaming services. This may make it increasingly difficult for us to sell products based on such properties or lead our customers to reduce demand for our products to minimize their inventory risk. In recent periods, we have seen a shift away from major movie franchises and consumer tastes are increasingly focused on streaming and other digital media content that is not produced by major movie studios. If these trends continue, or if we fail to license content that appeals to consumers, our results of operations could be adversely affected. In addition, competition in our industry for access to licensed properties can lessen our ability to secure, maintain, and renew our existing licenses on commercially reasonable terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of December 31, 2024 and 2023, we recorded reserves of $8.5 million and $4.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of December 31, 2024, we owned approximately 98 registered U.S. trademarks, 278 registered international trademarks, 12 pending U.S. trademark applications and 52 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.

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
As we have expanded internationally, and the global popularity of our products has increased, our products are increasingly subject to efforts by third parties to produce counterfeit versions of our products. There can be no guarantee that our efforts, including our work with customs officials and law enforcement authorities, to block the manufacture of counterfeit goods, prevent their entry in end markets, and detect counterfeit products in customer networks will be successful or result in any material reduction in the availability of counterfeit goods. Any such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results and damage our reputation and brand.
Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In May 2024, we announced that Cynthia Williams would succeed Michael Lunsford as the Company's Chief Executive Officer. The recent and future changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key man life insurance policies on any member of our senior management team or on our other key employees.
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
Furthermore, as we continue to grow our business and hire new employees, it may become increasingly challenging to hire people who will maintain our corporate culture. We believe our corporate culture, which fosters speed, teamwork and creativity, is one of our key competitive strengths. As we continue to grow, we may be unable to identify, hire or retain enough people who will maintain our corporate culture, including those in management and other key positions. Conversely, when we furlough or lay off employees, there have been and may in the future be adverse consequences for our corporate culture and employee morale. No assurance can be made that our cost cutting measures will not harm our corporate culture, employee morale, or have a material adverse impact on our business, financial condition and results of operations. Our corporate culture could also be adversely affected by the increasingly global distribution of our employees, as well as their increasingly diverse skill sets. If we are unable to maintain the strength of our corporate culture, our competitive ability and our business may be adversely affected.

Our operating results may fluctuate from quarter to quarter and year to year due to the seasonality of our business, as well as due to the timing and popularity of new product releases.
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from August through November in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 56%, 55% and 53%, of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a materially negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts reserving capacity or providing loss contingencies with certain of our manufacturers. While we believe our external sources of manufacturing could be shifted, if necessary, to alternative sources of supply, we would require a significant period of time to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.
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

Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for our products, or otherwise adversely impact our business. Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our manufacturing requirements, even if complied with, would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.
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
Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. Developing products that satisfy the market’s evolving expectations for product composition may require us to incur significant costs. Certain stakeholders also seek increased information on climate related risks, which could impose increased oversight obligations on our management and board of directors and cause us to incur significant additional costs to comply. These requirements are not uniform, and may not be interpreted or applied uniformly, which may result in increased costs and complexity of compliance, along with any related risks. In addition, all of these risks may also impact our suppliers or business partners, which may indirectly impact our business, financial condition, or results of operations.
Increased attention to, and evolving expectations for, sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs or otherwise adversely impact our business and reputation.
Expectations surrounding climate, human capital, and other ESG matters continue to evolve rapidly. For example, we have previously been subject to media scrutiny for our management of product inventory. Unfavorable perceptions of our ESG performance may have a negative impact on our business, whether from a reputational perspective, a reduction in interest in our stock or products, issues in attracting/retaining customers, employees, or business partners, or otherwise.
Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters increasingly resort to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Addressing these varying demands and expectations may be costly, and our efforts may not be successful or have the desired effect. Any failure to successfully navigate such divergent or conflicting expectations may also result in various adverse impacts. Certain of our suppliers and business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 35%, 31% and 27% of our sales for the years ended December 31, 2024, 2023 and 2022, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
•the imposition of and changes in tariffs, quotas, taxes or other protectionist measures by any major country or market in which we operate, which could make it significantly more expensive and difficult to import products into that country or market, raise the cost of such products, decrease our sales of such products or decrease our profitability;
•proper payment of customs duties and/or excise taxes;
•natural disasters, pandemics and other health crises, and the greater difficulty and cost in recovering therefrom;
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. Recently, the U.S. presidential administration has announced new tariffs on imports from China, and announced, suspended and then reaffirmed new tariffs on imports from Mexico and Canada. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the products we purchase from manufacturers in China have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. The U.S. presidential administration has also announced that it is reviewing U.S. trade policy and tariffs generally. U.S. tariff impositions against Vietnam, China or Mexico could have a material adverse effect on our business, results of operations and financial condition.

In addition, trade-related legislation may adversely impact our operations and financial results. For example, the Uyghur Forced Labor Prevention Act effectively bars the importation into the United States of products made in or sourced from the Xinjiang region of China where a large portion of the world's cotton supply is sourced, and this import ban may impact prices and the availability of cotton for our clothing products.
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
We are subject to income taxes in a number of jurisdictions, including the United States and the United Kingdom, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of equity-based compensation;
•costs related to intercompany restructurings; or
•changes in tax laws, regulations or interpretations thereof.
We may be subject to audits of our income, sales and other transaction taxes by the tax authorities in a number of different taxing jurisdictions. Our effective tax rate and tax liability are based on the application of current tax laws and regulations. These laws and regulations are complex, and the manner which they apply to us and our diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Outcomes from audits could have an adverse effect on our operating results and financial condition. Further, under tax rules applicable to partnerships like FAH, LLC, audit adjustments to the tax items of FAH, LLC that are generally “passed through” to its equity holders may result in income tax assessments that are paid at the FAH, LLC-level, notwithstanding that FAH, LLC generally is not an entity-level taxpayer with respect to the income taxes that are the subject of the adjustment. This could result in the then-current owners of FAH, LLC equity interests (including us) bearing the burden of income tax audit adjustments in accordance with their then-current ownership of FAH, LLC, even if their ownership percentage of FAH, LLC during the taxable period that gave rise to the audit adjustment was different.

In addition, changes in law and policy relating to taxes could adversely affect us. Taxing authorities and other officials regularly propose significant changes to tax laws, some of which may affect our business. The Organization for Economic Co-operation and Development (the “OECD”) announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles, and adoption of these guidelines may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body may enact new tax legislation or tax regulations, or offer any assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on our business, results of operations, financial condition or prospects.
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
Governments and regulatory agencies in the markets in which we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failing to comply with such regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business. In addition, new and changing laws, regulations, executive orders and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied, which may decrease customer spending or adversely impact capital markets.
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
For example, in 2019 we identified that our subsidiary, Loungefly, historically underpaid certain duties owed to U.S. Customs. Following a review by U.S. Customs, it was determined that we owe $1.0 million in penalties and interest related to the underpayment, which was paid during the year ended December 31, 2023.

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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the Company’s earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of our directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California, seeking declaratory and monetary relief. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims and seeking substantially similar relief, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher v. Mariotti et al. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher v. Mariotti et al. and the actions were stayed pending finalization of the settlement. As part of the settlement, the plaintiffs in all three cases agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses were paid out of Funko’s directors and officers’ insurance. On November 18, 2024, the Court entered a Final Order and Judgment approving the settlement in all respects. Accordingly, all three of the cases were dismissed, with prejudice, between November 18 and December 20, 2024 granted a Stipulation of Voluntary Dismissal with Prejudice releasing all claims against Funko.
On June 11, 2021, a purported stockholder filed an additional derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware, seeking declaratory and monetary relief. The claims in the Silverberg v. Mariotti, et al., litigation were released as a result of the settlement described above. Accordingly, the Silverberg v. Mariotti, et al., litigation was dismissed with prejudice on December 2, 2024.
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

The consolidated complaint alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Court preliminarily approved the settlement on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies. No assurance can be made that this matter either individually or together with the potential for similar suits, will not result in a material financial exposure, which could have a material adverse effect upon the Company's financial condition and results of operations.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. The Company filed its Answer to the Verified Class Action Complaint in Intervention on December 10, 2024, and discovery is currently ongoing.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument is expected to be held in or around May or June 2025.
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
Similarly, in the year ended December 31, 2022, we acquired Mondo Collectibles, LLC (f/k/a Mondo Tees Buyer, LLC) (“Mondo”), a high-end pop culture collectibles company that creates vinyl records, posters, soundtracks, toys, apparel, books, games and other collectibles. Following this transaction, we have expanded the Company’s product offerings into vinyl records, posters and other high-end collectibles however the Company has limited experience selling these product categories and there can be no assurance that we will be able to successfully or profitably enter these product categories at scale.
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
•the extent to which current purchaser interest in cryptocurrencies represents a speculative “bubble;"
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
We receive payments in digital assets in connection with our secondary sales in our NFT and digital collectibles business. We also purchase digital assets for use as a currency for certain expenses related to our NFT and digital collectibles business. There is no guarantee that these investments and payments will maintain their value as measured against fiat currencies or that such digital assets can be converted into or sold for fiat currencies. Digital assets continue to be an emerging asset class based on emerging technologies, and our use of digital assets is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners, validators and developers and the potential for malicious activity, including manipulation of the keys that access and are used to maintain underlying records, among other factors. Further, there can be no assurance that the blockchain technology on which digital assets are transacted does not have undiscovered flaws that may allow for such digital assets to be compromised, resulting in the loss of some or all of the digital assets we hold. Finally, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. There can be no assurance that digital assets will maintain their value in the future, or that acceptance of using digital assets as currency or to make payments by mainstream retail merchants and commercial businesses, or for any other uses, will continue to grow. Moreover, due to the novelty of the asset class and the evolving patchwork of regulatory oversight of digital asset markets, fraud and market manipulation are not uncommon in such markets, all of which could negatively impact the value of our digital assets and have an adverse impact on our business.

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
For more information on risks related to our IT Systems, see the risk factor “If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.”
Our indebtedness could adversely affect our financial health and competitive position.
FAH, LLC and certain of its material domestic subsidiaries from time to time are parties to a credit agreement (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $150.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of December 31, 2024, we had $172.2 million of indebtedness outstanding under our Credit Facilities, consisting of $112.2 million outstanding under our Term Loan Facility (net of unamortized discount of $1.0 million) and $60.0 million outstanding borrowings under our Revolving Credit Facility.

On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC, (collectively, "Equipment Finance Credit Parties"), entered into a $20.0 million equipment finance agreement ("Equipment Finance Loan") with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of December 31, 2024, the Company had $10.6 million outstanding under the Equipment Finance Loan.
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
The restrictive covenants in the Credit Agreement also include certain financial covenants that require us to comply on a quarterly basis with a maximum net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 1.25:1.00 (in each case, measured on a trailing four-quarter basis). There can be no guarantee that we will not breach these covenants in the future. Our ability to comply with our financial covenants and the other covenants and restrictions under our Credit Facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our Credit Facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with our financial covenants as described above, or with any of the other covenants or restrictions under our Credit Facilities, could result in an event of default under our Credit Facilities. This would permit the lending banks under such facilities to take certain actions, including halting future borrowings under the Revolving Credit Facility, terminating all outstanding commitments and declaring all amounts due under our Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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
The facilities under our Credit Agreement mature in September 2026. We may not be able to timely refinance our existing debt, secure additional debt or equity financing on favorable terms, or at all, including due to market volatility and uncertainty resulting from international conflicts or geopolitical tensions, among other factors. As discussed above, the Credit Agreement contains restrictive covenants that limit our ability to incur additional indebtedness and engage in other capital-raising activities. Any debt financing obtained by us in the future could involve covenants that further restrict our capital raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. Furthermore, if we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business, respond to business challenges and continue as a going concern could be significantly limited.
ORGANIZATIONAL STRUCTURE RISKS
TCG has significant influence over us, including over decisions that require the approval of stockholders, and its interests, along with the interests of our Continuing Equity Owners and certain other parties, in our business may conflict with the interests of our other stockholders.
Each share of our Class A common stock and Class B common stock entitles its holders to one vote per share on all matters presented to our stockholders. TCG currently has significant influence over substantially all transactions and other matters submitted to a vote of our stockholders, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. This influence may increase the likelihood that we will consummate transactions that are not in the best interests of other holders of our Class A common stock or, conversely, prevent the consummation of transactions that are in the best interests of other holders of our Class A common stock.
We entered into a Stockholders Agreement with TCG (the “Stockholders Agreement") in connection with TCG’s acquisition of our stock from another stockholder, as well as a Joinder and Amendment to our Registration Rights Agreement, both of which became effective at the closing of the ACON Sale. Pursuant to the Stockholders Agreement, TCG has the right to designate certain of our directors, which we refer to as the TCG Directors, which will be two TCG Directors for as long as the TCG Related Parties (as defined in the Stockholders Agreement) beneficially own, directly or indirectly, in the aggregate at least 20% of our Class A common stock, and one TCG Director for as long as the TCG Related Parties beneficially own directly or indirectly, in the aggregate, less than 20% but at least 10% or more of our Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). The TCG Related Parties are not entitled to designate any TCG director designee if at any time, the TCG Related Parties beneficially own, directly or indirectly, in the aggregate less than 10% of all issued and outstanding shares of Class A common stock (assuming in each such case that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis). Additionally, we are required to take all commercially reasonable action to cause (1) the board of directors to be comprised of at least seven directors or such other number of directors as our board of directors may determine; (2) the individuals designated in accordance with the terms of the Stockholders Agreement to be included in the slate of nominees to be elected to the board of directors at each annual meeting of our stockholders at which a director’s term expires; and (3) the individuals designated in accordance with the terms of the Stockholders Agreement to fill the applicable vacancies on the board of directors.

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

Additionally, the Continuing Equity Owners who, as of March 11, 2025, collectively hold approximately 1.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 52,966,785 common units of FAH, LLC as of December 31, 2024, representing approximately 97.2% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties and the Continuing Equity Owners and certain of their transferees that will not benefit the holders of our Class A common stock to the same extent. We have entered into the Tax Receivable Agreement with FAH, LLC and the TRA Parties, and it provides for the payment by us to the TRA Parties of 85% of the amount of tax benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (1) redemptions funded by us or exchanges (or deemed exchanges in certain circumstances) of common units for Class A common stock or cash and (2) certain additional tax benefits attributable to payments under the Tax Receivable Agreement. This and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
OWNERSHIP OF OUR CLASS A COMMON STOCK RISKS
The Continuing Equity Owners own common units in FAH, LLC, and the Continuing Equity Owners have the right to redeem their common units in FAH, LLC pursuant to the terms of the FAH LLC Agreement for shares of Class A common stock or cash.
As of March 11, 2025, we had an aggregate of 146,112,733 shares of Class A common stock authorized but unissued, as well as approximately 749,177 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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
We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2024, 1,468,202 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,377,793 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of December 31, 2024, we had granted 2,454,411, shares of Class A common stock underlying stock options, 57,617 shares of Class A common stock underlying performance stock units and 3,484,290 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Inducement Award Plan. As of December 31, 2024, we had granted 481,510 shares of Class A common stock underlying restricted stock units and 297,974 shares of Class A common stock underlying performance stock options to a certain executive officer under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.

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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third- party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:
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
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and The Nasdaq Stock Market. These rules and regulations require, among other things, that we have and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an opinion on the effectiveness of our internal control over financial reporting as of the end of the year.
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2024, as discussed in Part II, Item 9A of the Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. In addition, as a result of our current material weaknesses or future material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could also diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

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
If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.
We rely extensively on various IT Systems for internal and external operations that are critical to our business, and while we operate certain of these IT Systems, we also rely on third-party providers for a host of technologies, products and services. In addition, in the ordinary course of business, both we and our third-party providers collect, process and maintain significant amounts of data, including proprietary and confidential business information as well as personal information ( collectively "Confidential Information"). This Confidential Information relates to all aspects of our business, including but not limited to current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, availability, and privacy of our IT Systems and Confidential Information. In addition, we may provide Confidential Information to our third-party business partners in certain cases. While we seek to obtain assurances from those parties that they have systems and processes in place designed to protect such Confidential Information, and where applicable, that they will take steps to assure the protections of such Confidential Information by third parties, nonetheless those partners may also be subject to cybersecurity risks or otherwise compromise the protection of such Confidential Information. Successful cyberattacks that disrupt or result in unauthorized access to the systems of such business partners can materially impact our operations and financial results. Moreover, there can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Threat actors are becoming more sophisticated and increasingly using techniques and tools, including artificial intelligence, designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Disruptive attacks, such as through ransomware and other extortion-based tactics, that can temporarily or permanently disable operations or otherwise disrupt our business are becoming increasingly prevalent. Such attacks may involve internal or external actors, including state-sponsored organizations, opportunistic hackers and hacktivists, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems (or open-source or commercial software that is integrated into our IT Systems), human error, social engineering/phishing, supply chain attacks, or malware deployment (for example, ransomware), and may disrupt our operations and/or compromise data. Also, remote working arrangements increase the risk that threat actors will exploit vulnerabilities inherent in many non-corporate home networks.

Any compromise of the confidentiality, integrity, or availability of Confidential Information (including that of our customers, consumers, suppliers, partners, employees or ourselves) or our IT Systems, or failure to prevent or mitigate the loss of or damage to this Confidential Information or our IT Systems could substantially disrupt our operations, harm our customers, consumers and other business partners, damage our reputation, violate applicable laws and regulations and subject us to litigation (including class action lawsuits) or regulatory actions, and result in additional costs for remediation and compliance, as well as to liabilities and loss of business that could be material. Additionally, global consumer protection, data privacy and cybersecurity legal requirements, such as under the General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"), are evolving rapidly and increasingly exposing companies to significant fines and penalties for violations, including in relation to security incidents. While we carry insurance, our policies may not cover, or may not fully cover or reimburse us for, any or all costs and losses associated with cybersecurity related events, or applicable insurance may not be available to us in the future on economically reasonable terms or at all.
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
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to sales-related discounts and allowances, royalty reserves, inventory reserves, carrying value of goodwill and intangibles, and income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A Common Stock.
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
•the imposition of fines or other remedial measures as a result of regulatory violations or civil liability; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, pandemics or other health crises and responses to such events.
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
Any actual or perceived failure to comply with new or existing laws, regulations, and other requirements relating to privacy and the protection of personal information may result in negative publicity, claims, investigations and litigation, and adversely affect our business, results of operations, or financial performance.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. We are therefore subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of Personal Information. Such data privacy laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, regulations, and other obligations applicable to us are subject to significant change. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions.
For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how Personal Information is collected and processed; demonstrating an appropriate legal basis; granting new rights for data subjects in regard to their Personal Information; and imposing limitations on retention of Personal Information; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to European Union rules with respect to cross-border transfers of Personal Information out of the European Economic Area ("EEA") and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of Personal Information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive Personal Information transfers to/in the U.S.

In the U.S., the CCPA, imposes similar requirements on companies handling the Personal Information of California residents and creates a potentially severe statutory damages framework for violations of the CCPA. The CCPA, imposes data protection obligations on companies doing business in California, including consumer rights processes, limitations on Personal Information uses, and opt outs for certain disclosures of Personal Information and uses of sensitive Personal Information. The enactment of the CCPA prompted a wave of similar laws in other states in the United States, which created a patchwork of overlapping but different state privacy laws (with additional privacy laws expected to be forthcoming at both the federal and state level). We are also subject to general consumer protection laws, rules and regulations, such as the authority of the Federal Trade Commission and state attorneys general to enforce “unfair” or “deceptive” trade practices, including statements made in our public-facing website, privacy policy, and other statements.
Privacy and data protection-related laws and regulations also may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard ("PCI DSS"). Though we currently use third-party vendors to process and store credit card data in connection with our e-commerce business, we are subject to various aspects of the PCI DSS, and fines, penalties, and a loss of the ability to process credit card payments could result from any failure to comply with the PCI DSS. Any actual or perceived inability to comply with applicable privacy or data protection laws, regulations, or other obligations could result in significant cost and liability, litigation or governmental investigations, damage our reputation, and adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
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
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a designated team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management and
•a third-party risk management process for certain service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, "Risk Factors” above for additional information on risks related to, for example risks related to cyber-attacks, information and system breaches, and technology disruptions and failures; our reliance on using and protecting certain intellectual property rights; keeping pace with technological developments; legal and regulatory developments; and obtaining hardware, software and operational support from third-party vendors.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of overall risk assessment and management, which includes cybersecurity and other information technology risks.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as where it deems appropriate, regarding any material cybersecurity incidents. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management and senior IT team, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Global Head of Technology, and SVP, People & Culture, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Global Head of Technology's experience includes over 20 years in system engineering, risk management, data privacy and compliance monitoring. We also engage an external Data Protection Officer to monitor data collection and security in the European Union.
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
ITEM 2. PROPERTIES
As of December 31, 2024, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased:

Property	Location	Approximate Square Footage	Lease Expiration Date
Corporate Headquarters and Retail Store	Everett, Washington	99,000	January 31, 2027
Administrative Offices	Everett, Washington	82,000	January 31, 2032
Office and Warehouse Facility	Everett, Washington	21,000	January 31, 2030
Administrative Offices, Licensing and Apparel Sales	Burbank, California	43,000	December 31, 2026
Retail Store	Hollywood, California	40,000	March 31, 2030
Administrative Offices	San Diego, California	14,000	November 30, 2029
Warehouse/Distribution Facility and Retail Store	Buckeye, Arizona	862,000	October 31, 2032
Warehouse and Administrative Offices	Coventry, England	349,000	July 7, 2029
Sales and Administrative Offices	London, United Kingdom	11,000	June 27, 2027
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On November 2, 2017, our Class A common stock began trading on the Nasdaq Global Market under the symbol “FNKO.” Prior to that time, there was no public market for our stock. There is no established public trading market for our Class B common stock.
Holders of Record
As of March 11, 2025, there were 36 stockholders of record of our Class A common stock. As of March 11, 2025, there were 7 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2024.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors on our Class A common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Stock Performance Graph
The following graph and table illustrate the total return from December 31, 2019 through December 31, 2024, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on December 31, 2019 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Funko Inc.
Russell 2000
Russell 2000 Consumer Discretionary

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Russell Investment Group. All rights reserved.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Funko, Inc.	100.00	60.49	109.56	63.58	45.05	78.03
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Russell 2000 Consumer Discretionary	100.00	126.95	163.03	113.10	142.24	153.74

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2022, including a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Funko is a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, homewares, digital NFTs, vinyl records and limited-edition posters.
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 35% of our net sales generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political uncertainty, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have canceled their orders. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income. We have strategically adjusted our inventory buy-in to focus on non-exclusive core products in order to help mitigate this impact.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net sales	$1,049,850	$1,096,086
Net loss	$(15,070)	$(164,438)
EBITDA (1)	$72,652	$55,792
Adjusted EBITDA (1) (2)	$94,741	$(11,822)
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.
(2)Following correspondence with the Securities and Exchange Commission (the “SEC”), we no longer adjust our non-GAAP financial measures for one-time disposal costs for finished goods held at offshore factories, one-time disposal costs for unfinished goods held at offshore factories, and inventory write-down. This change in presentation lowers adjusted EBITDA by $39.0 million for the year ended December 31, 2023. This change did not impact periods prior to fiscal year 2023.
Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects will be impacted by developments in the market for pop culture consumer products. Our business has benefited from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning, and content consumption trends by consumers are also rapidly evolving. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected. This is particularly true given the concentration of our sales of products under certain of our brands, particularly our Core Collectible branded products, which represented approximately 77% and 73% of our sales for the years ended December 31, 2024 and 2023, respectively, and which are sold across multiple product categories.
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

Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten wholesale customers represented approximately 31% and 32% of our sales for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, we saw shifts in our client mix as a direct result of our growing direct-to-consumer business and enhanced online presence of our top customers.
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

Inventory Management
Inventory consists primarily of figures, plush, apparel, homewares, accessories and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs and freight costs. We order inventory based on assumptions of future demand and maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. We also monitor our warehouse operations for maximum throughput to minimize carrying costs and aging of on-hand inventory. We may from time to time, liquidate and/or dispose of inventory to increase warehouse operating efficiency. During the year ended December 31, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.3 million inventory write-down included in cost of sales as presented in the consolidated statements of operations for the year ended December 31, 2023. The units were identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs.
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
During the year ended December 31, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it was not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the year ended December 31, 2023.
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
We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel, homewares, NFTs, vinyl records and limited-edition posters, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations, our retail stores and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.

Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. We evaluate the need for price increases along with other incentive arrangements and cost of product to help manage gross margins. In 2023, we instituted price increases for our products, and we may institute additional increases in 2025. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect and certain products purchased through our website. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are included in cost of sales.
Cost of Sales
Cost of sales consists primarily of product costs, royalty expenses paid to our licensors, the cost to ship our products, including both inbound freight and duties and outbound products to our customers and inventory management. Our cost of sales excludes depreciation and amortization.
Our products are produced and assembled by third-party manufacturers primarily in Vietnam, China and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed product costs, while maximizing flexibility, capacity and capability. As part of a continuing effort to reduce manufacturing costs and ensure speed to market, we have historically kept our production concentrated with a small number of manufacturers and factories even as we have grown and diversified. Our use of international manufacturers, particularly in China and Mexico, may increase the likelihood that our costs are adversely impacted by new tariffs.
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
We anticipate inflationary pressures throughout our supply chain in future periods, specific to freight and duties costs and, to a lesser extent, product costs.
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

Depreciation and Amortization
Depreciation expense is recognized on a straight-line basis over the estimated useful lives of our property and equipment. Amortization relates to definite-lived intangible assets that are expensed on a straight-line basis over the estimated useful lives. Our intangible assets, which are being amortized over a range of two to 20 years, are primarily comprised of trade names, customer relationships and intellectual property.
Interest Expense, Net
Interest expense, net includes the cost of our short-term borrowings and long-term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned.
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth information comparing the components of net loss for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Period over Period Change
	2024	2023	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$1,049,850	$1,096,086	$(46,236)	(4.2)%
Cost of sales (exclusive of depreciation and amortization)	615,318	763,085	(147,767)	(19.4)%
Selling, general, and administrative expenses	358,958	377,065	(18,107)	(4.8)%
Depreciation and amortization	62,583	59,763	2,820	4.7%
Total operating expenses	1,036,859	1,199,913	(163,054)	(13.6)%
Loss from operations	12,991	(103,827)	116,818	nm
Interest expense, net	20,575	27,970	(7,395)	(26.4)%
Loss on extinguishment of debt	—	494	(494)	nm
Gain on tax receivable agreement liability adjustment	—	(100,223)	100,223	nm
Other expense (income), net	2,922	(127)	3,049	nm
Loss before income taxes	(10,506)	(31,941)	21,435	(67.1)%
Income tax expense	4,564	132,497	(127,933)	(96.6)%
Net loss	(15,070)	(164,438)	149,368	(90.8)%
Less: net loss attributable to non-controlling interests	(352)	(10,359)	10,007	(96.6)%
Net loss attributable to Funko, Inc.	$(14,718)	$(154,079)	$139,361	(90.4)%
Net Sales
Net sales were $1.0 billion for the year ended December 31, 2024, a decrease of 4.2% compared to $1.1 billion for the year ended December 31, 2023. The decrease in net sales was primarily due to decreased sales to our specialty retailers and e-commerce site customers, primarily as a result of the available content slate and performance of certain exclusive products. Our top ten wholesale customers represented approximately 31% and 32% of our sales for the years ended December 31, 2024 and 2023, respectively.
On a geographical basis, net sales in the United States decreased 9.7% to $682.0 million in the year ended December 31, 2024 as compared to $755.6 million in the year ended December 31, 2023, net sales in Europe increased 5.7% to $283.8 million in the year ended December 31, 2024 from $268.5 million in the year ended December 31, 2023 and net sales in other international locations increased 16.8% to $84.1 million in the year ended December 31, 2024 from $72.0 million in the year ended December 31, 2023.

On a product category basis, net sales of Core Collectible branded products increased 0.2% to $804.4 million in the year ended December 31, 2024 as compared to $803.2 million in the year ended December 31, 2023. Net sales of Loungefly branded products decreased 19.9% to $171.8 million in the year ended December 31, 2024 as compared to $214.5 million in the year ended December 31, 2023. Net sales of other products decreased 6.1% to $73.6 million in the year ended December 31, 2024 as compared to $78.4 million in the year ended December 31, 2023.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $615.3 million for the year ended December 31, 2024, a decrease of 19.4%, compared to $763.1 million for the year ended December 31, 2023. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of certain costs incurred during the year ended December 31, 2023, that were not recurring during the year ended December 31, 2024. Other costs decreased $73.7 million or 91.0%, primarily related to domestic inventory and one-time offshore finished and unfinished goods write-offs and increased inventory reserves for the year ended December 31, 2023. Product costs decreased $32.9 million or 8.8%, shipping and freight costs decreased $30.3 million or 23.3% and license and royalty costs decreased $10.8 million or 6.0%.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 41.4% for the year ended December 31, 2024, compared to 30.4% for the year ended December 31, 2023. Gross margin (exclusive of depreciation and amortization) increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to the factors noted above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $359.0 million for the year ended December 31, 2024, a decrease of 4.8%, compared to $377.1 million for the year ended December 31, 2023. The decrease was driven primarily by a $19.5 million decrease in personnel expenses, commissions and stock option expense, a $12.3 million decrease in professional fees, primarily related to non-recurring severance payments, termination of a lease agreement and related expenses and impairment of assets held-for-sale during the year ended December 31, 2023, offset by an increase in advertising and marketing fees of $20.3 million in 2024, primarily in support of our direct-to-consumer channel.
Selling, general, and administrative expenses were 34.2% of sales for the year ended December 31, 2024, compared to 34.4% of sales for the year ended December 31, 2023, due to the factors noted above.
Depreciation and Amortization
Depreciation and amortization expense was $62.6 million for the year ended December 31, 2024, compared to $59.8 million for the year ended December 31, 2023, primarily driven by the type and timing of assets placed into service.
Interest Expense, Net
Interest expense, net was $20.6 million for the year ended December 31, 2024, a decrease of 26.4%, compared to $28.0 million for the year ended December 31, 2023. The decrease in interest expense, net was due to lower average balances of debt outstanding during the year ended December 31, 2024.
Loss on Debt Extinguishment
As a result of the amendment to our Credit Agreement entered into in February 2023, a $0.5 million loss on debt extinguishment was recorded for the year ended December 31, 2023 as unamortized debt financing fees were written-off.
Gain on Tax Receivable Agreement Liability Adjustment
As a result of recognizing a full valuation allowance related to the Company’s deferred tax assets, the Company determined as of June 30, 2023 that no future tax benefits were expected to be realized under the Tax Receivable Agreement. The long-term portion of the tax receivable agreement liability was reduced and we recorded a gain of $100.2 million during the year ended December 31, 2023.

Other Expense (Income), Net
Other expense, net was $2.9 million and other income, net was $0.1 million for the years ended December 31, 2024 and 2023, respectively. Other expense (income), net for the years ended December 31, 2024 and 2023 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $4.6 million for the year ended December 31, 2024, compared to $132.5 million for the year ended December 31, 2023. The decrease in income tax expense was related to recognizing a full valuation allowance on the Company’s deferred tax assets during the year ended December 31, 2023.
Net Loss
Net loss was $15.1 million for the year ended December 31, 2024, compared to $164.4 million for the year ended December 31, 2023. The decrease in net loss was primarily the result of lower net sales, offset by the nonrecurring events for the year ended December 31, 2023, as discussed above.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net loss, loss per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net loss before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, tax receivable agreement liability adjustments and other unusual or one-time items. We define Adjusted Net Income (Loss) as net loss attributable to Funko, Inc. adjusted for the reallocation of loss attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, loss on debt extinguishment, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, tax receivable agreement liability adjustments and the income tax expense effect of these adjustments. We define Adjusted Earnings (Loss) per Diluted Share as Adjusted Net Income (Loss) divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net loss or other financial statement data presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K as indicators of financial performance. Some of the limitations are:
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net loss, for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands, except per share data)
Net loss attributable to Funko, Inc.	$(14,718)	$(154,079)
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(352)	(10,359)
Equity-based compensation (2)	13,602	10,534
Acquisition transaction costs and other expenses (3)	3,449	14,241
Certain severance, relocation and related costs (4)	2,093	6,486
Loss on extinguishment of debt (5)	—	494
Foreign currency transaction loss (6)	2,398	854
Tax receivable agreement liability adjustments (7)	547	(100,223)
Income tax expense (8)	1,668	157,386
Adjusted net income (loss) (9)	$8,687	$(74,666)
Weighted-average shares of Class A common stock outstanding-basic	52,043	48,332
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	2,049	4,021
Adjusted weighted-average shares of Class A stock outstanding-diluted	54,092	52,353

Loss per diluted share	$(0.28)	$(3.19)
Adjusted earnings (loss) per diluted share	$0.16	$(1.43)

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(15,070)	$(164,438)
Interest expense, net	20,575	27,970
Income tax expense	4,564	132,497
Depreciation and amortization	62,583	59,763
EBITDA	$72,652	$55,792
Adjustments:
Equity-based compensation (2)	13,602	10,534
Acquisition transaction costs and other expenses (3)	3,449	14,241
Certain severance, relocation and related costs (4)	2,093	6,486
Loss on extinguishment of debt (5)	—	494
Foreign currency transaction loss (6)	2,398	854
Tax receivable agreement liability adjustments (7)	547	(100,223)
Adjusted EBITDA (9)	$94,741	$(11,822)

(1)Represents the reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)For the year ended December 31, 2024, includes a net one-time legal settlement gain of $1.4 million related to a previously disclosed Loungefly customs-related matter and costs of $4.8 million related to contract settlement agreements and related services for assets held for sale (including fair market value adjustments of $1.3 million) related to a potential business initiative and the sale of certain assets under Funko Games. For the year ended December 31, 2023, includes a lease termination charge related to the abandonment of a potential business initiative of $5.0 million, expenses related to assets held for sale of $6.8 million (including fair market value adjustments of $6.5 million), related charges of termination of service contracts, architecture and design fees of $1.6 million related to the potential business initiative, and a purchase agreement termination charge of $1.0 million related to the abandonment of a potential business initiative, partially offset by acquisition-related benefits of $975,000 related to a working capital adjustment under the Mondo Collectibles, LLC acquisition.
(4)Represents certain severance, relocation and related costs. For the year ended December 31, 2024, includes severance and benefit costs related to certain management departures of $2.1 million. For the year ended December 31, 2023, includes charges to remove leasehold improvements and return multiple Washington-based warehouses of $382,000, and charges related to severance and benefit costs for reductions-in-force of $5.2 million.
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
(8)Represents the income tax expense effect of the above adjustments. This adjustment uses an effective tax rate of 25% for the years ended December 31, 2024 and 2023. For the year ended December 31, 2023, this also includes $123.2 million recognized valuation allowance on the Company’s deferred tax assets.
(9)Following correspondence with the SEC, we no longer adjust our non-GAAP financial measures for one-time disposal costs for finished goods held at offshore factories, one-time disposal costs for unfinished goods held at offshore factories, and inventory write-down. This change in presentation lowers adjusted net income (loss) by $29.3 million and adjusted EBITDA by $39.0 million for the year ended December 31, 2023.

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

Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$123,524	$30,935
Net cash used in investing activities	(25,228)	(39,796)
Net cash (used in) provided by financing activities	(99,242)	25,596
Effect of exchange rates on cash and cash equivalents	(852)	518
Net change in cash and cash equivalents	$(1,798)	$17,253
Operating Activities. Our net cash provided by operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities was $123.5 million for the year ended December 31, 2024, compared to $30.9 million for the year ended December 31, 2023. Changes in net cash provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 57 days).
The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to changes in net loss of $149.4 million, offset by changes in certain non-cash items, including depreciation and amortization, equity-based compensation, tax receivable liability adjustments and deferred tax expense of $16.8 million and changes in working capital of $39.9 million, which decreased net cash provided by operating activities. Working capital changes were primarily due to increases in inventory of $96.3 million and accounts receivable of $30.9 million, offset by increases in accounts payable of $27.2 million, accrued royalties of $21.7 million and accrued expenses and other liabilities of $19.9 million and a decrease to prepaid expenses and other assets of $19.0 million.
Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2024, net cash used in investing activities was $25.2 million, which was used for the purchase of property and equipment, primarily related to tooling and molds, offset by proceeds from the sale of inventory and certain intellectual property marketed under and related to Funko Games.
For the year ended December 31, 2023, net cash used in investing activities was $39.8 million and was primarily related to purchases of tooling and molds used in our production product lines and for the acquisition of MessageMe, Inc. (d/b/a HipDot).
Financing Activities. Our financing activities primarily consist of proceeds from stock issuances, the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility and distributions to members.
For the year ended December 31, 2024, net cash used in financing activities was $99.2 million, primarily related to net repayments on the Revolving Line of Credit of $60.5 million, payments under the Term Loan and Equipment Financing Loan of $31.1 million and payments to TRA parties of $9.0 million.

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
However, we cannot assure you that our cash provided by operating activities, cash and cash equivalents or cash available under our Revolving Credit Facility will be sufficient to meet our future needs. In particular, though we were in compliance with the financial and other covenants under the Credit Agreement as of December 31, 2024, we cannot assure you that we will be able to maintain compliance with our financial covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.
If our operating results fail to improve or if we are otherwise unable to maintain compliance with the financial or other covenants under the Credit Agreement, our lenders could, among other things, terminate all outstanding commitments thereunder and accelerate all outstanding borrowings and other obligations, which would require us to seek additional financing. Even in the absence of such event, if we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, or if our debt matures and we are unable to repay amounts owed in full, we may have to obtain additional financing or refinancing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
As of December 31, 2024, we had $112.2 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $1.0 million) and $60.0 million outstanding borrowings under our Revolving Credit Facility, leaving $90.0 million available under our Revolving Credit Facility. The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum fixed charge coverage ratio (in each case, measured on a trailing four-quarter basis). The maximum Net Leverage Ratio and the minimum fixed charge coverage ratio are 2.50:1.00 and 1.25:1.00, respectively.
As of December 31, 2024 and 2023, we were in compliance with all financial covenants in our respective credit agreements in effect at such time. We expect to maintain compliance with our covenants for at least one year from the issuance of these financial statements based on our current expectations and forecasts. If economic conditions worsen and negatively impact the Company’s earnings and operating cash flows, this could impact our ability to regain compliance with our amended financial covenants and require the Company to seek additional amendments to our Credit Agreement or cause us to default on our obligations under the Credit Agreement.
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
As of December 31, 2024, we had $34.7 million of cash and cash equivalents and $(18.7) million of working capital, compared with $36.5 million of cash and cash equivalents and $(16.0) million of working capital as of December 31, 2023. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our line of credit. For further discussion of changes in our debt, see below, and Note 10, "Debt" of the Notes to Consolidated Financial Statements included in this Form 10-K.

Future Sources and Uses of Liquidity
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect these sources of liquidity to continue to be our primary sources of liquidity.
Credit Facilities. On September 17, 2021, the Company entered into the Credit Facilities, which mature in September 2026. For a discussion of our Credit Facilities, see Note 10, "Debt" of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. For a description of the Company's future maturities of debt, see Note 10, "Debt" in the Notes to Consolidated Financial Statements, and for a description of the Company's operating lease agreements, see Note 11, "Leases" in the Notes to Consolidated Financial Statements included in this Form 10-K. See Note 13 "Liabilities under Tax Receivable Agreement" in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our obligations under the Tax Receivable Agreement. See Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of other material contractual obligations.
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

Recent Accounting Pronouncements
See discussion of recently adopted and recently issued accounting pronouncements in Note 2, "Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
Revenue Recognition and Sales Allowance. Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. When we collect cash from the customer and have not yet filled our obligation for delivery of product or service, we recognize deferred revenue. The majority of revenue is recognized upon shipment of products to the customer.
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
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2024, we recorded a prepaid asset of $6.1 million, net of a reserve of $8.5 million. As of December 31, 2023, we recorded a prepaid asset of $25.1 million, net of a reserve of $4.5 million.
We record a royalty liability as revenues are recognized based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2024, 2023 and 2022 were $168.9 million, $179.7 million and $213.1 million, respectively.
Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. We record an audit reserve based on historical audit findings and revenues subject to audit. We adjust our estimates at least quarterly or when facts and circumstances used in the estimate process change; historically adjustments to these estimates have not been material. As of December 31, 2024 and 2023, we had a reserve of $23.5 million and $18.1 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.

Inventory. Inventory consists primarily of figures, plush, accessories and other finished goods, and is accounted for using the first-in, first-out, or FIFO, method. Inventory costs include direct product costs and freight costs. We maintain reserves for excess and obsolete inventories to reflect the inventory balance at the lower of cost or net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, through sales to customers, or liquidation, and expected recoverable value of each disposition category. We estimate obsolescence based on assumptions regarding future demand.
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
During years ended December 31, 2024 and 2023, the Company acquired an aggregate of 1.2 million and 1.8 million common units of FAH, LLC, respectively, in connection with the redemption and/or exchange of common units, none of which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Credit Facilities include the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2024, we had $172.2 million of variable rate debt outstanding under our Credit Facilities, consisting of $112.2 million outstanding under the Term Loan Facility (net of unamortized discount of $1.0 million) in outstanding variable rate borrowings. We had $60.0 million outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2024, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $1.1 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Funko, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Funko, Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the year then ended, including the related notes and financial statement schedule as of December 31, 2024 and for the year then ended listed in the index appearing under Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls (i) related to the order-to-cash and income taxes business processes, as well as controls related to the preparation and review of journal entries at a foreign subsidiary; (ii) to verify appropriate segregation of duties; and (iii) over certain information technology general controls for certain information systems that are relevant to the preparation of the financial statements, related to program change management controls and user access controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for crypto asset safeguarding assets and liabilities in 2024.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
PricewaterhouseCoopers LLP, 1420 Fifth Avenue, Suite 2800, Seattle, Washington 98101
T: (206) 398 3000, www.pwc.com/us

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Certain Products
As described in Note 2 to the consolidated financial statements, revenue from the sale of Company products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company’s consolidated net sales were $1,050 million for the year ended December 31, 2024, of which a significant portion relates to certain products.
The principal consideration for our determination that performing procedures relating to revenue recognition from certain products is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain products. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized, on a sample basis, by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of transfer of control, and cash receipts net of credit memos and discounts; (ii) confirming outstanding customer invoice balances as of December 31, 2024, on a sample basis, and for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, proof of transfer of control, and subsequent cash receipts; (iii) testing the timing of revenue recognition, on a sample basis, for revenue transactions that occurred near period end by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of transfer of control; (iv) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as contracts, credit memos, and original invoices; (v) testing sales incentives, on a sample basis, by obtaining contracts with customers and recalculating the sales incentives; and (vi) testing the completeness of the sales allowances by considering whether contrary evidence exists.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 13, 2025
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Funko, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Funko Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2015 to 2024
Seattle, Washington
March 7, 2024

FUNKO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Net sales	$1,049,850	$1,096,086	$1,322,706
Cost of sales (exclusive of depreciation and amortization)	615,318	763,085	888,685
Selling, general, and administrative expenses	358,958	377,065	398,272
Depreciation and amortization	62,583	59,763	47,669
Total operating expenses	1,036,859	1,199,913	1,334,626
Income (loss) from operations	12,991	(103,827)	(11,920)
Interest expense, net	20,575	27,970	10,334
Loss on extinguishment of debt	—	494	—
Gain on tax receivable agreement liability adjustment	—	(100,223)	—
Other expense (income), net	2,922	(127)	787
Loss before income taxes	(10,506)	(31,941)	(23,041)
Income tax expense (benefit)	4,564	132,497	(17,801)
Net loss	(15,070)	(164,438)	(5,240)
Less: net (loss) income attributable to non-controlling interests	(352)	(10,359)	2,795
Net loss attributable to Funko, Inc.	$(14,718)	$(154,079)	$(8,035)

Loss per share of Class A common stock:
Basic	$(0.28)	$(3.19)	$(0.18)
Diluted	$(0.28)	$(3.19)	$(0.18)
Weighted average shares of Class A common stock outstanding:
Basic	52,043	48,332	44,555
Diluted	52,043	48,332	44,555
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$(15,070)	$(164,438)	$(5,240)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $0, $(770) and $1,169 for the years ended December 31, 2024, 2023 and 2022, respectively	(1,541)	2,617	(4,695)
Comprehensive loss	(16,611)	(161,821)	(9,935)
Less: Comprehensive (loss) income attributable to non-controlling interests	(397)	(10,165)	1,781
Comprehensive loss attributable to Funko, Inc.	$(16,214)	$(151,656)	$(11,716)
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$34,655	$36,453
Accounts receivable, net	119,882	130,831
Inventories	92,580	119,458
Prepaid expenses and other current assets	39,942	50,074
Total current assets	287,059	336,816
Property and equipment, net	78,357	91,335
Operating lease right-of-use assets, net	52,846	61,499
Goodwill	133,652	133,795
Intangible assets, net	151,547	167,388
Other assets	3,793	7,752
Total assets	$707,254	$798,585
Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$60,000	$120,500
Current portion of long-term debt	22,512	22,072
Current portion of operating lease liabilities	17,102	17,486
Accounts payable	63,130	52,919
Accrued royalties	61,362	54,375
Accrued expenses and other current liabilities	81,688	85,420
Total current liabilities	305,794	352,772
Long-term debt	100,303	130,986
Operating lease liabilities	60,390	71,309
Other long-term liabilities	4,414	5,478
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 52,967 shares and 50,549 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 1,430 shares and 2,277 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in-capital	343,472	326,180
Accumulated other comprehensive loss	(1,676)	(180)
Accumulated deficit	(108,782)	(94,064)
Total stockholders' equity attributable to Funko, Inc.	233,019	231,941
Non-controlling interests	3,334	6,099
Total stockholders' equity	236,353	238,040
Total liabilities and stockholders' equity	$707,254	$798,585
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Period ended December 31, 2021	40,088	$4	10,691	$1	$252,505	$1,078	$68,050	$74,920	$396,558
Distribution to continuing equity owners	—	—	—	—	—	—	—	(10,709)	(10,709)
Equity-based compensation	—	—	—	—	16,591	—	—	—	16,591
Activity under equity-based compensation plans	533	—	—	—	1,936	—	—	—	1,936
Acquisition of non-controlling interest of TokenWave, LLC	71	—	—	—	(4,781)	—	—	(732)	(5,513)
Cumulative translation adjustment, net of tax	—	—	—	—	—	(3,681)	—	(1,014)	(4,695)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets	—	—	—	—	761	—	—	—	761
Recapitalization of common units of FAH, LLC	—	—	(910)	—	5,873			(5,873)	—
Redemption of common units of FAH, LLC	6,500	1	(6,488)	(1)	37,922	—	—	(37,922)	—
Net (loss) income	—	—	—	—	—	—	(8,035)	2,795	(5,240)
Period ended December 31, 2022	47,192	$5	3,293	$—	$310,807	$(2,603)	$60,015	$21,465	$389,689
Distribution to continuing equity owners	—	—	—	—	—	—	—	(1,118)	(1,118)
Equity-based compensation	—	—	—	—	10,534	—	—	—	10,534
Activity under equity-based compensation plans	1,601	—	—	—	756	—	—	—	756
Cumulative translation adjustment, net of tax	—	—	—	—	—	2,423	—	194	2,617
Redemption of common units of FAH, LLC	1,756	—	(1,016)	—	4,083	—	—	(4,083)	—
Net loss	—	—	—	—	—	—	(154,079)	(10,359)	(164,438)
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
Distribution to continuing equity owners	—	—	—	—	—	—	—	(88)	(88)
Equity-based compensation	—	—	—	—	13,602	—	—	—	13,602
Activity under equity-based compensation plans	1,224	—	—	—	1,410	—	—	—	1,410
Cumulative translation adjustment, net of tax	—	—	—	—	—	(1,496)	—	(45)	(1,541)
Redemption of common units of FAH, LLC	1,194	—	(847)	—	2,280	—	—	(2,280)	—
Net loss	—	—	—	—	—	—	(14,718)	(352)	(15,070)
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating Activities
Net loss	$(15,070)	$(164,438)	$(5,240)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	62,583	57,389	47,919
Equity-based compensation	13,602	10,534	16,591
Loss on debt extinguishment	—	494	—
Gain on tax receivable agreement liability adjustment	—	(100,223)	—
Deferred tax (benefit) expense	(57)	123,124	(17,414)
Other, net	3,722	5,364	6,146
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	9,624	40,513	19,075
Inventories	26,216	122,479	(82,214)
Prepaid expenses and other assets	17,076	(1,969)	(7,263)
Accounts payable	9,280	(17,968)	11,043
Income taxes payable	(597)	75	(15,018)
Accrued royalties	6,987	(14,723)	9,082
Accrued expenses and other liabilities	(9,842)	(29,716)	(22,841)
Net cash provided by (used in) operating activities	123,524	30,935	(40,134)

Investing Activities
Purchase of property and equipment	(32,791)	(35,131)	(59,148)
Acquisitions of business and intangible assets, net of cash acquired	—	(5,364)	(19,479)
Sale of Funko Games inventory and certain intellectual property	6,754	—	—
Other, net	809	699	562
Net cash used in investing activities	(25,228)	(39,796)	(78,065)

Financing Activities
Borrowings on line of credit	40,000	71,000	120,000
Payments on line of credit	(100,500)	(20,500)	(50,000)
Proceeds from long-term debt	—	—	20,000
Payment of long-term debt	(31,104)	(22,581)	(18,000)
Distributions to continuing equity owners	—	(1,118)	(10,710)
Payments under tax receivable agreement	(8,960)	(4)	(7,718)
Other, net	1,322	(1,201)	1,067
Net cash (used in) provided by financing activities	(99,242)	25,596	54,639

Effect of exchange rates on cash and cash equivalents	(852)	518	(797)

Net change in cash and cash equivalents	(1,798)	17,253	(64,357)
Cash and cash equivalents at beginning of period	36,453	19,200	83,557
Cash and cash equivalents at end of period	$34,655	$36,453	$19,200

Supplemental Cash Flow Information
Cash paid for interest	$20,953	$24,635	$8,856
Income tax payments	3,899	1,059	22,363
Establishment of liabilities under tax receivable agreement	547	—	30,034
Issuance of equity instruments for acquisitions	—	—	1,487
Tenant allowance	—	—	17,236
See accompanying notes to consolidated financial statements.

FUNKO, INC.
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
Cash Equivalents
Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions, that typically settle in less than 5 days. Cash equivalents also include short-term investments, which are highly liquid investments with maturities of three months or less when purchased.
Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. The Company monitors the financial health of its customers and will take actions to mitigate a customer's credit risk if a negative financial forecast is expected. As of December 31, 2024 and 2023, the balance of accounts receivable consisted of 6% and 5%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.
For the years ended December 31, 2024, 2023 and 2022, there was no individual customer that generated over 10% of net sales.
For both the years ended December 31, 2024 and 2023, no individual license agreement accounted for more than 10% of sales. For the year ended December 31, 2022, 13% of sales were related to the Company’s largest license agreement with no other license agreements accounting for more than 10% of sales.
The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.

Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $11.8 million and $25.5 million as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2023, the Company approved an inventory reduction plan to improve U.S. warehouse operational efficiency. The Company recorded a $30.3 million inventory write-down included in cost of sales as presented in the consolidated statements of operations. The units were identified and recorded based on an estimate of product costs, associated capitalized freight, net of allocated inventory reserves of the identified units and an estimate of physical destruction costs, during the quarter ended March 31, 2023. The physical destruction plan was completed during the third quarter of 2023.
Property and Equipment and Long-Lived Assets
Property and equipment is stated at historical cost, net of accumulated depreciation, and, if applicable, impairment charges. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Asset	Lives (in years)
Tooling and molds	2
Furniture, fixtures, and warehouse equipment	2 to 7
Computer equipment, software and other	3 to 5
Leasehold improvements	Lesser of useful life or term of lease
The Company monitors long-lived assets for impairment indicators on an ongoing basis in accordance with U.S. GAAP. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset (or asset group), a significant change in the extent or manner in which an asset (or asset group) is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. If impairment indicators exist, the Company will perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the underlying asset groups to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of the Company's long-lived assets.
Other Assets
Other assets primarily comprise capitalized implementation costs from cloud computing arrangements, safeguarding assets and security deposits. The Company capitalizes eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and intends to recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement once the capitalized project is ready for intended use. Cloud computing arrangement costs, included in prepaid expenses and other current assets were $2.8 million and $2.7 million and other assets were $0.6 million and $3.1 million as of December 31, 2024 and 2023, respectively. Amortization expense associated with the cloud computing arrangements of $2.8 million and $2.2 million was recorded in the year ended December 31, 2024 and 2023, respectively, and no amortization expense was recorded for the years ended December 31, 2022. The Company incurred an abandonment charge of $32.5 million during the year ended December 31, 2022, as it was determined the enterprise resource planning cloud computing arrangement was no longer feasible for its intended use. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities.

Revenue Recognition and Sales Allowance
Revenue from the sale of Company products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and had not yet filled its obligation for delivery of product or service. Deferred revenue was $13.3 million and $9.9 million as of December 31, 2024 and 2023, respectively, and is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of December 31, 2024 and 2023, we had reserves for sales allowances of $42.2 million and $44.1 million, respectively.
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
Royalties
We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2024, we recorded a prepaid asset of $6.1 million, net of a reserve of $8.5 million. As of December 31, 2023, we recorded a prepaid asset of $25.1 million, net of a reserve of $4.5 million.
We record a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of December 31, 2024 and 2023, we had a reserve of $23.5 million and $18.1 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2024, 2023 and 2022, were $168.9 million, $179.7 million and $213.1 million, respectively.

Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2024, 2023 and 2022 were $51.6 million, $31.3 million, and $26.7 million, respectively.
The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of operations because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.
Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations as incurred. Product design and development costs for the years ended December 31, 2024, 2023 and 2022, were $6.8 million, $8.0 million, and $10.2 million, respectively.
Foreign Currency
We have international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive (loss) income on the consolidated statements of comprehensive (loss) income. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other expense (income), net on our consolidated statements of operations. There were no material gains (losses) recognized In connection with the settlement and remeasurement of intercompany balances for the years ended December 31, 2024, 2023 and 2022.
The income tax effects related to the unrealized foreign currency component of other comprehensive (loss) income are reclassified to earnings only when the net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed.
Deferred Tax Assets and Tax Receivable Agreement
During the year ended December 31, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the year ended December 31, 2023. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could impact the financial statements within the period of change. Based on the Company's assessment as of December 31, 2024, a full valuation allowance on its deferred tax assets remains appropriate.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain within the accompanying consolidated statements of operations and comprehensive (loss) income. The Company estimated a TRA liability for the year ended December 31, 2024 of $547 thousand as utilization of certain portions of the deferred tax assets subject to the TRA were more likely than not to be recognized.

Assets Held-for-Sale
The Company evaluates the held-for-sale criteria under ASC 350 when it commits to a plan to sell an asset or disposal group. Assets that qualify as held-for-sale are reported at the lower of its carrying value or its fair value less cost to sell. Assets held-for-sale are included within prepaid expenses and other current assets on the Company's consolidated balance sheets.
Recently Adopted Accounting Standards
In January 2025, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 122, that rescinded SAB 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. The Company has elected to early adopt SAB 122 on a fully retrospective basis.
As a result of the adoption, the Company has excluded the crypto asset safeguarding asset and corresponding liability of $6.1 million from the December 31, 2023 presentation of prepaid expenses and other current assets and accrued expenses and other current liabilities, on the consolidated balance sheets and consolidated statements of cash flows, respectively. The Company, through its wholly-owned subsidiary TokenWave, LLC, operates the Droppp.io platform, to facilitate the buying and selling of its NFTs, holds cryptographic key information for NFTs and is a custodian for NFTs held in platform users' accounts. The Company has not incurred a loss event during the years ended December 31, 2024, 2023 or 2022, as a result of its safeguarding.
In November 2023, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU"), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted the ASU for the year ended December 31, 2024, on a retrospective basis. The adoption of this ASU did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 15, "Segments" for further information on the Company's reportable segment.
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
In November 2024, the Financial Accounting Standards Board issued an ASU requiring that an entity disclose in the notes to the financial statements specified information about certain costs and expenses, including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) other amounts of depletion expense included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. The ASU was clarified in January 2025 and is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted and it can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on income statement presentation and enhanced footnote disclosures.

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
No impairment charges relating to goodwill were recorded in the years ended December 31, 2024, 2023 and 2022.
The following table presents the balances of goodwill as of 2024 and 2023 (in thousands):

Goodwill
Balance as of January 1, 2023	$131,380
Acquisition	4,065
Reclassification to assets held-for-sale	(2,162)
Foreign currency remeasurement	512
Balance as of December 31, 2023	$133,795
Reclassification to assets held-for-sale	(87)
Foreign currency remeasurement	(56)
Balance as of December 31, 2024	$133,652
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer, licensor and supplier relationships, trade names, and noncompetition agreements. These are definite-lived assets and are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2024 and 2023, there were also $27.0 thousand and $88.0 thousand, respectively, in indefinite-lived assets not subject to amortization but tested for impairment. There were immaterial impairment charges relating to indefinite-lived intangible assets recorded in the years ended December 31, 2024, 2023 and 2022, respectively.

The following table provides the details of remaining identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2024			December 31, 2023
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$114,611	$(52,638)	$61,973	$115,331	$(47,638)	$67,693
Trade names	10 - 20	92,528	(40,977)	51,551	92,528	(35,792)	56,736
Customer relationships	3 - 20	68,821	(33,490)	35,331	71,463	(32,378)	39,085
Licensor relationships	10 - 20	11,074	(8,409)	2,665	11,116	(7,330)	3,786
Total		$287,034	$(135,514)	$151,520	$290,438	$(123,138)	$167,300
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $15.8 million, $15.8 million, and $15.4 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2024 was as follows (in thousands):

Amortization
2025	$15,675
2026	15,675
2027	14,538
2028	13,862
2029	13,862
Thereafter	77,908
Total	$151,520

5. Accounts Receivable, Net
Accounts receivable, net, primarily represent customer receivables, recorded at invoiced amount, net of a sales allowance and an allowance for credit losses. A sales allowance is determined based on various factors, including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. An allowance for credit losses is determined based on various factors, including specific identification of balances at risk for not being collected, historical experience, existing economic conditions and supportable forecasted changes.
Credit limits and payment terms are established based on evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customers' financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. The Company uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment, where applicable.
The Company evaluates its general portion of the allowance for credit losses based on historical loss information and applies reserve percentages based on aging schedule. Days past due is calculated from contractual due date of the trade receivable contract. The composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages and evaluated to reflect current conditions and supportable forecasted changes. The trade receivables are generally due in 30 to 90 days, average of 57 days at December 31, 2024.
In addition to the general portion of the allowance for credit losses, certain doubtful accounts are evaluated for a specific reserve. These accounts generally include significantly past due or other factors known where a substantial portion or all of the balance is deemed to be uncollectible. Receivables are written-off when all reasonable collection efforts have been exhausted and it is probable the balance will not be collected.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$165,829	$180,000
Less: Allowance for sales discounts	(42,245)	(44,121)
Less: Allowance for credit losses	(3,702)	(5,048)
Accounts receivable, net	$119,882	$130,831
Bad debt expense, net was $1.5 million, $0.3 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Activity in our allowance for credit losses was as follows (in thousands):

	December 31,
	2024	2023
Allowance for credit losses- beginning	$5,048	$7,589
Charged to costs	1,529	294
Write offs	(2,875)	(2,835)
Allowance for credit losses - ending	$3,702	$5,048

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid deposits for inventory and molds	$1,839	$2,428
Prepaid royalties, net	6,115	25,079
Assets held-for-sale	1,682	8,694
Other prepaid expenses and current assets	30,306	13,873
Prepaid expenses and other current assets	$39,942	$50,074

In January 2024, the Company sold all outstanding inventory and certain intellectual property marketed under and related to Funko Games, to an independent third-party. The Company also entered into a multi-year exclusive worldwide license and distribution agreement with the purchaser, whereby the Company will earn minimum guaranteed royalty payments for the continued use of the Funko brand. Proceeds from the transaction were utilized to pay down a portion of the outstanding balance of the Term Loan Facility (as defined below).

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Tooling and molds	$169,070	$176,447
Leasehold improvements	68,404	74,034
Computer equipment, software and other	11,421	13,222
Furniture, fixtures and warehouse equipment	27,539	27,465
Construction in progress	121	173
	$276,555	$291,341
Less: Accumulated depreciation	(198,198)	(200,006)
Property and equipment, net	$78,357	$91,335
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $46.8 million, $44.0 million, and $32.2 million, respectively.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and compensation	$17,572	$20,320
Accrued shipping & freight costs	7,510	5,119
Accrued sales taxes	1,815	2,156
Current liabilities under tax receivable agreement	547	8,960
Deferred revenue	13,265	9,914
Other current liabilities	40,979	38,951
Accrued liabilities and other current liabilities	$81,688	$85,420
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
Cash equivalents. As of December 31, 2024 and 2023, cash equivalents included $1.5 million and $13.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2024 and 2023, was approximately $123.8 million and $154.9 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2024 and 2023, were $122.8 million and $153.1 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company's standalone credit risk.

10. Debt
Debt consists of the following (in thousands):

	December 31,
	2024	2023
Revolving Credit Facility	$60,000	$120,500

Term Loan Facility	113,246	139,500
Equipment Finance Loan	10,569	15,419
Debt issuance costs	(1,000)	(1,861)
Total term debt	122,815	153,058
Less: current portion	22,512	22,072
Long-term debt, net	$100,303	$130,986
Maturities of long-term debt are as follows (in thousands):

Term Facilities
2025	$23,134
2026	100,681
Total	$123,815
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
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of December 31, 2024 and 2023, the Credit Agreement Parties were in compliance with all of the financial covenants in its Credit Agreement.
At December 31, 2024 and 2023, the Credit Agreement Parties had $113.2 million and $139.5 million of borrowings outstanding under the Term Loan Facility, respectively, and $60.0 million and $120.5 million outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at December 31, 2024 are reset every 30 days and can be repaid and reborrowed up until the maturity date. The weighted average rate on outstanding borrowings under Revolving Credit Facility as of December 31, 2024 and 2023 was 6.71% and 9.45%, respectively. At December 31, 2024 and 2023, the Company had $90.0 million and $20.5 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of December 31, 2024 and 2023.

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
At December 31, 2024 and 2023, the Company had $10.6 million and $15.4 million outstanding under the Equipment Finance Loan, respectively.
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
Some operating leases also contain the option to renew for five year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense, included in selling, general and administrative expenses on the consolidated statements of operations, was $24.6 million, $29.4 million and $24.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variable expenses, such as common area maintenance and property taxes related to the lease agreements, included in selling, general and administrative expenses on the consolidated statements of operations, was $6.9 million, $7.5 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022. During the year ended December 31, 2023, the Company terminated an agreement for a lease that had not commenced and incurred a charge of approximately $4.2 million.
During the years ended December 31, 2024, 2023 and 2022, operating cash outflows relating to operating lease liabilities were $18.2 million, $19.5 million and $16.0 million, respectively. Operating lease right-of-use assets obtained in exchange for new operating lease obligations was $3.2 million, $0.9 million and $54.1 million, with $17.2 million lease incentives obtained, during the year ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company’s operating leases had a weighted-average remaining term of 6.0 years and 6.7 years, respectively, and weighted-average discount rates of 5.76% and 5.78%, respectively.
In January 2020, the Company entered into a non-cancellable operating sub-lease for office space expiring in December 2024. Rental income recognized for the years ended December 31, 2024, 2023 and 2022 was $0.3 million, $0.6 million and $0.4 million, respectively, included as a reduction of selling, general and administrative expenses on the consolidated statements of operations.

The future payments on the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$17,685
2026	18,110
2027	13,214
2028	12,500
2029	10,812
Thereafter	19,292
Total lease payments	91,613
Less: imputed interest	(14,121)
Total	$77,492
12. Income Taxes
Loss before income taxes consisted of (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(25,933)	$(46,847)	$(39,077)
Foreign	15,427	14,906	16,036
Loss before income taxes	$(10,506)	$(31,941)	$(23,041)
Income Tax Expense (Benefit)
Funko, Inc. is taxed as a corporation and pays corporate federal, state and local taxes on income allocated to it from FAH, LLC based upon Funko, Inc.’s economic interest held in FAH, LLC. FAH, LLC is treated as a pass-through partnership for income tax reporting purposes. FAH, LLC’s members, including the Company, are liable for federal, state and local income taxes based on their share of FAH, LLC’s pass-through taxable income and loss.
The components of the Company’s income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$—	$5,574	$(4,766)
State and local	94	71	1,629
Foreign	4,771	3,728	2,750
Current income taxes	$4,865	$9,373	$(387)
Deferred income taxes:
Federal	$(57)	$105,236	$(11,227)
State and local	—	17,888	(5,945)
Foreign	(244)	—	(242)
Deferred income taxes	(301)	123,124	(17,414)
Income tax expense (benefit)	$4,564	$132,497	$(17,801)

A reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate are as follows:

	Year Ended December 31,
	2024	2023	2022
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(3.5)	(56.2)	20.2
Foreign taxes	(34.2)	(9.3)	(9.9)
Foreign tax credit	—	—	11.7
Foreign deferred tax	—	—	0.0
Non-deductible expenses	(4.7)	(0.9)	(2.1)
Change in valuation allowance	(3.9)	(340.5)	47.2
Non-controlling interest	(0.7)	(6.8)	2.6
Share-based compensation	(11.0)	(1.6)	(19.8)
Return to provision	1.0	(23.8)	4.9
Other, net	(7.4)	3.3	1.5
Income tax expense	(43.4)%	(414.8)%	77.3%
The Company's annual effective tax rate in 2024 is different than the statutory rate of 21% due to the valuation allowance and foreign taxes. The Company’s annual effective tax rate in 2023 is different than the statutory rate of 21% due to the valuation allowance. The Company's annual effective tax rate for 2022 is different than the statutory rate of 21%, primarily due to a partial release of the valuation allowance, the limitation on deductions of future share based compensation pursuant to Section 162(m) of the Internal Revenue Code (the "Code"), and the fact that Company is not liable for income taxes on the portion of FAH, LLC’s earnings that are attributable to non-controlling interests.
Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Investment in partnership	$82,486	$79,989
Tax receivable agreement liability	—	2,150
Stock-based compensation	7,266	6,790
Foreign tax credit	62	62
Section 163(j) interest	9,149	6,348	(1)
Other carryforwards	218	146
Net operating loss carryforward	33,424	34,867
Gross deferred tax assets	132,605	130,352
Valuation allowance	(132,605)	(130,352)
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Property and equipment	(542)	(402)
Gross deferred tax liabilities	(542)	(402)
Net deferred tax assets	$(542)	$(402)
(1) The prior years' Section 163(j) interest deferred tax asset has been disaggregated from investment in partnership to conform to current-year presentation.
The Company's federal net operating loss carryforward of $28.5 million at December 31, 2024 is indefinite. The Company's state net operating loss carryforward of $4.9 million at December 31, 2024, have various expiration dates based on jurisdiction, ranging from tax years ending 2034 to 2044. The Company's other carryforwards, primarily related to charitable contributions at December 31, 2024, expire in the tax years ending 2028 and 2029.

The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Based on the Company's assessment as of December 31, 2024, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets and retained a full valuation allowance. During the year ended December 31, 2023, the Company established a full valuation allowance of $123.2 million against its deferred tax assets and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive (loss) income in the year ended December 31, 2023. The Company released $11.0 million valuation allowance during the year ended December 31, 2022, related to a discrete benefit on the outside basis deferred tax asset.
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
There are no unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2024, 2023 and 2022.
Interest and penalties related to income tax matters are classified as a component of income tax expense (benefit). As of December 31, 2024, and 2023, we have not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.
Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities for years after 2020 and subject to examination for all foreign income tax returns for fiscal 2024 and 2023. There were no open tax examinations at December 31, 2024.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners and certain transferees of the Continuing Equity Owners that have been joined as parties to the Tax Receivable Agreement (such parties, "TRA Parties") that provides for the payment by the Company to the Continuing Equity Owners under certain circumstances. See Note 13, "Liabilities under Tax Receivable Agreement."
13. Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the TRA Parties that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units for Class A common stock or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement. FAH, LLC will have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of common units for cash or stock occurs. These tax benefit payments are not conditioned upon one or more of the TRA Parties maintaining a continued ownership interest in FAH, LLC. In general, the TRA Parties’ rights under the Tax Receivable Agreement are assignable, including to transferees of common units in FAH, LLC (other than the Company as transferee pursuant to a redemption or exchange of common units in FAH, LLC). The Company may benefit from the remaining 15% of the tax benefits, if any, that the Company may realize.

The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction are realized (as determined in accordance with the terms of the Tax Receivable Agreement). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it generally would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2024 and 2023, the Company acquired an aggregate of 1.2 million and 1.8 million common units of FAH, LLC, respectively, in connection with the redemption and/or exchange of common units, none of which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.
The Company estimated a TRA liability for the year ended December 31, 2024 of $547 thousand as utilization of certain portion of the deferred tax assets subject to the TRA were more likely than not to be recognized. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive (loss) income. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain for the year ended December 31, 2023. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability during the years ended December 31, 2024, 2023 and 2022, as we concluded at such time that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. The estimated gross outstanding balance of the TRA liability as of December 31, 2024 was equivalent to the liability outstanding at December 31, 2023 of $99.6 million, adjusted for immaterial redemptions and changes in tax rates.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$8,960	$109,187	$82,884
Additional liabilities for exchanges	—	—	30,034
Adjustment to remeasurement of liabilities	547	(100,223)	3,987
Payments under tax receivable agreement	(8,960)	(4)	(7,718)
Ending balance	$547	$8,960	$109,187
14. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. The Company is expected to incur $68.6 million in minimum guaranteed royalty payments under licensing arrangements, including $64.2 million for the year ended December 31, 2025, $3.6 million for the year ended December 31, 2026 and $0.8 million for the year ended December 31, 2027. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of December 31, 2024, we had a reserve of $23.5 million, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.

Pre-Production Costs and Inventory
The Company routinely enters into purchase commitments for tooling and molds and pre-production costs related to inventory. The Company bases production schedules for products on internal forecasts, taking into account historical trends of similar products and properties, current market information and communications with customers.
Employment Agreements
The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board of directors (the "Board"), and up to one year’s severance pay beyond termination date.
Debt
The Company has entered into a Credit Facility which includes a term loan facility and a revolving credit facility. The Company has also entered into an Equipment Finance Loan. See Note 10, "Debt".
Leases
The Company has entered into non-cancellable operating leases for office, warehouse, and distribution facilities, with original lease periods expiring through 2032. Some operating leases also contain the option to renew for five-year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. See Note 11, "Leases".
Liabilities under Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement with FAH, LLC and each of the TRA Parties that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 13, "Liabilities under Tax Receivable Agreement".
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, several stockholder derivative actions based on the earnings announcement and Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 have been brought on behalf of the Company against certain of its directors and officers. Specifically, on April 23, June 5, and June 10, 2020, the actions captioned Cassella v. Mariotti et al., Evans v. Mariotti et al., and Igelido v. Mariotti et al., respectively, were filed in the United States District Court for the Central District of California. On July 6, 2020, these three actions were consolidated for all purposes into one action under the title In re Funko, Inc. Derivative Litigation, and on August 13, 2020, the consolidated action was stayed. On May 9, 2022, another complaint, asserting substantially similar claims, was filed in the U.S. District Court for the Central District of California, captioned Smith v. Mariotti, et al. On July 5, 2022, two purported stockholders filed an additional derivative action in the Court of Chancery of the State of Delaware, captioned Fletcher v. Mariotti et al. In March 2023, the Company reached a non-monetary settlement in principle in In re Funko, Inc. Derivative Litigation, Smith v. Mariotti, and Fletcher v. Mariotti et al. and the actions were stayed pending finalization of the settlement. As part of the settlement, the plaintiffs in all three cases agreed to dismiss their claims on behalf of the corporation in exchange for a set of corporate governance reforms and attorney’s fees and expenses. The attorney’s fees and expenses were paid out of Funko’s directors and officers’ insurance. On November 18, 2024, the Court entered a Final order and Judgment approving the settlement in all respects. Accordingly, all three of the cases were dismissed, with prejudice, between November 18 and December 20, 2024, and the Court granted a Stipulation of Voluntary Dismissal with Prejudice releasing all claims against Funko.

On June 11, 2021, a purported stockholder filed a related derivative action, captioned Silverberg v. Mariotti, et al., in the Court of Chancery of the State of Delaware, seeking declaratory and monetary relief. The claims asserted in Silverberg v. Mariotti, et al. litigation were released as a result of the settlement described above. Accordingly, the Silverberg v. Mariotti, et al. litigation was dismissed with prejudice on December 2, 2024.
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
The consolidated complaint alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), as amended, by making allegedly materially misleading statements in documents filed with the SEC in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Company has accrued a liability, and offsetting receivable, of $14.75 million on its consolidated balance sheets as of December 31, 2024. The Court preliminarily approved the settlement on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. Briefing on the motion to dismiss was completed on February 8, 2023; briefing on Plaintiff’s fee application was completed on April 10, 2023. The Court heard oral argument on both motions on July 24, 2023. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. We filed our answer on January 26, 2024, and discovery is currently ongoing. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. The Company filed its Answer to the Verified Class Action Complaint in Intervention on December 10, 2024, and discovery is currently ongoing.

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument is expected to be held in or around May or June 2025.
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
15. Segments
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s current CODM is our Chief Executive Officer, Cynthia Williams. Because the CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment.
The segment derives revenue from customers by providing a wide variety of branded categories, including Core Collectible (predominately figures), Loungefly (predominately softlines including bags, wallets, backpacks and accessories) and Other (predominately Mondo, Digital and other emerging brands). All product lines, designs, licenses, and marketing/sales strategies are centrally managed as a single operating entity rather than at a geographic or subsidiary level.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies above. The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net loss that also is reported on the Company's consolidated statements of operations.
The CODM uses consolidated net loss to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net income (loss) along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales.

The following table sets forth segment information for revenue, segment net loss and significant expenses:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Net sales	$1,049,850	$1,096,086	$1,322,706
Less (add):
Product, freight, duties and shipping costs	439,124	502,327	646,011
License and royalty costs	168,883	179,714	213,128
Inventory reserves and other costs	7,311	81,044	29,546
Salaries, benefits, incentive and stock compensation	145,593	157,940	158,596
Warehouse labor and third-party logistics fees	52,244	62,416	62,060
Advertising and marketing	51,567	31,256	26,666
Other selling, general and administrative fees	109,554	125,453	150,950
Depreciation and amortization	62,583	59,763	47,669
Other expense (income)	23,497	(71,886)	11,121
Income tax expense (benefit)	4,564	132,497	(17,801)
Net loss	$(15,070)	$(164,438)	$(5,240)
The following table presents summarized product information:

	Year ended December 31,
	2024	2023	2022
Core Collectible	$804,407	$803,181	$998,443
Loungefly	171,833	214,523	252,977
Other	73,610	78,382	71,286
Total net sales	$1,049,850	$1,096,086	$1,322,706
The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Year ended December 31,
	2024	2023	2022
Net sales:
United States	$681,986	$755,620	$966,324
Europe	283,792	268,496	260,557
Other International	84,072	71,970	95,825
Total net sales	$1,049,850	$1,096,086	$1,322,706

	December 31,
	2024	2023
Long-lived assets:
United States	$88,705	$110,308
Europe	15,055	18,867
Other International	31,236	31,411
Total long-lived assets	$134,996	$160,586

16. Related Party Transactions
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. and an executive officer. For the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $3.1 million, $2.5 million and $1.6 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2024 and 2023, accounts receivable from Forbidden Planet were $0.4 million and $0.5 million on the consolidated balance sheets, respectively.
17. Employee Benefit Plans
We currently maintain the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, we match contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. The Company’s employer matching contributions were $3.1 million, $3.3 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Funko, Inc. 2019 Incentive Award Plan. Effective April 18, 2019, the Company adopted the Funko, Inc. 2019 Incentive Award Plan (the "2019 Plan"). The Company reserved for issuance an aggregate number of shares under the 2019 Plan equal to the sum of (i) 3,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Total shares reserved for issuance under the 2019 plan was 7,706,086 as of December 31, 2024.
Funko, Inc. 2024 Inducement Award Plan. Effective May 8, 2024, the Company adopted the Funko, Inc. 2024 Inducement Award Plan (the "2024 Plan"). The Company reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Plan.
The number of unissued common shares reserved for future grants under the 2017 Plan, 2019 Plan and 2024 Plan was 1,672,523, 1,709,768, and 720,516, respectively as of December 31, 2024.
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2023	2,896	$14.49	$845	6.84
Granted	1,172	6.89	—
Exercised	(229)	6.16	915
Forfeited	(868)	15.57	111
Outstanding at December 31, 2024	2,971	11.82	10,094	7.27
Options exercisable at December 31, 2024	1,464	$15.30	$1,861	5.59
Stock options awarded to employees under the 2017 Plan and 2019 Plan are generally granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms.

A summary of performance stock option activity for the year ended December 31, 2024 is as follows:

	Funko, Inc. Performance Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)			(years)
Outstanding at December 31, 2023	—	$—	$—	0.00
Granted	298	8.39	—
Outstanding at December 31, 2024	298	8.39	1,490	9.38
Options exercisable at December 31, 2024	—	$—	$—	0.00
Performance stock options awarded to employees under the 2024 Plan are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The awards will be eligible to vest based on the achievement of a stock price hurdle equal to three times the Exercise Price (the “Vesting Price”), measured based on the average of the Company’s closing share price over a 90 trading day trailing average, prior to the fourth anniversary of May 20, 2024 and subject to Employee’s continued employment with the Company; provided, that, notwithstanding the foregoing, such Stock Option Grant shall not be eligible to vest until at least the second anniversary of the date of grant regardless of whether such stock price hurdle has been achieved. The awards have ten year contractual terms.
A summary of restricted stock unit activity for the year ended December 31, 2024 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2023	1,848	$12.51	2.86
Granted	2,084	7.15
Vested	(992)	10.44
Forfeited	(308)	10.16
Unvested at December 31, 2024	2,632	$9.10	2.76
A summary of performance stock unit activity for the year ended December 31, 2024 is as follows:

	Funko, Inc. Performance Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2023	113	$12.10	1.75
Granted	—	—
Vested	(3)	17.09
Forfeited	(68)	11.40
Unvested at December 31, 2024	42	$12.89	1.00
The number of units subject to future vesting is based on annual Company achieved factors, such as Net Sales and Adjusted EBITDA Margin and achievement is at the direction of the Compensation Committee of the board of directors. Unvested units are expected to vest at the determination date of December 31, 2024 or December 31, 2025, depending on the grant. Achievement is estimated at a weighted average 59.3% of the units granted as of December 31, 2024.

The following table presents information on stock option exercises (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash received for exercise price	$1,410	$756	$1,472
Intrinsic value	915	559	1,042
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
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future
For each of the options granted under the 2017 Plan and 2019 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2024	2023	2022
Expected term (years)	6.00	6.01	6.05
Expected volatility	80.2%	76.7%	63.6%
Risk-free interest rate	4.2%	4.1%	2.2%
Dividend yield	—%	—%	—%
The weighted-average fair value of stock options granted for the years ended December 31, 2024, 2023 and 2022 was $4.90, $6.71 and $10.85 per share, respectively.
Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statements of operations. Equity-based compensation for the years ended December 31, 2024, 2023 and 2022 was $13.6 million, $10.5 million and $16.6 million, respectively.
As of December 31, 2024, there was $25.0 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 2.7 years.
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
Net loss and comprehensive (loss) income are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2024, 2023 and 2022, Funko, Inc. owned 53.0 million, 50.5 million and 47.2 million of FAH, LLC common units, respectively, representing a 97.2%, 94.9% and 91.6% economic ownership interest in FAH, LLC, respectively.

Net loss and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including $13.6 million, $10.5 million and $16.6 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2024, 2023 and 2022, respectively, and $0.1 million of income tax expense, $128.7 million income tax expense and $20.5 million of income tax benefit for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2024, 2023 and 2022, respectively.
20. (Loss) Earnings per Share
Basic and Diluted Loss per Share
Basic loss per share of Class A common stock is computed by dividing net loss available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing net loss available to Funko, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands, except per share data)
Numerator:
Net loss	$(15,070)	$(164,438)	$(5,240)
Less: net loss income attributable to non-controlling interests	(352)	(10,359)	2,795
Net loss attributable to Funko, Inc. — basic	$(14,718)	$(154,079)	$(8,035)
Net loss attributable to Funko, Inc. — diluted	$(14,718)	$(154,079)	$(8,035)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	52,043,490	48,332,401	44,554,788
Weighted-average shares of Class A common stock outstanding — diluted	52,043,490	48,332,401	44,554,788
Loss per share of Class A common stock — basic	$(0.28)	$(3.19)	$(0.18)
Loss per share of Class A common stock — diluted	$(0.28)	$(3.19)	$(0.18)
For the years ended December 31, 2024, 2023 and 2022 an aggregate of 6.3 million, 9.9 million and 11.6 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted (loss) earnings per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2024, 2023 and 2022 anti-dilutive securities included 2.0 million, 4.0 million and 7.0 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted loss per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented.

Schedule I: Condensed Financial Information of Registrant

FUNKO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Intercompany revenue	$148	$226	$564
Selling, general, and administrative expenses	13,803	10,812	16,941
Total operating expenses	13,803	10,812	16,941
Loss from operations	(13,655)	(10,586)	(16,377)
Interest expense, net	(387)	(321)	(168)
Tax receivable agreement liability adjustment	(547)	100,223	(3,987)
Equity in net income (loss) of subsidiaries	(186)	(114,697)	(8,040)
Loss before income taxes	(14,775)	(25,381)	(28,572)
Income tax (benefit) expense	(57)	128,698	(20,537)
Net loss	$(14,718)	$(154,079)	$(8,035)

See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss	$(14,718)	$(154,079)	$(8,035)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax effect of $0, $(770) and $1,169 for the years ended December 31, 2024, 2023 and 2022, respectively	(1,496)	2,423	(3,681)
Comprehensive loss attributable to Funko, Inc.	$(16,214)	$(151,656)	$(11,716)

See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,
	2024	2023
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$1,258	$3,734
Income tax receivable	202	311
Total current assets	1,460	4,045

Intercompany receivable	113,009	118,783
Investment in subsidiaries	119,097	118,443
Total assets	$233,566	$241,271
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of liabilities under tax receivable agreement	$547	$8,960
Accrued expenses and other current liabilities	—	370
Total current liabilities	547	9,330

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 52,967 shares and 50,549 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 1,430 shares and 2,277 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in-capital	343,472	326,180
Accumulated other comprehensive loss	(1,676)	(180)
Accumulated deficit	(108,782)	(94,064)
Total stockholders' equity	233,019	231,941
Total liabilities and stockholders' equity	$233,566	$241,271

See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Operating Activities
Net loss	$(14,718)	$(154,079)	$(8,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiaries	186	114,697	8,040
Equity-based compensation	13,602	10,534	16,591
Deferred tax expense (benefit)	(57)	123,124	(17,173)
Tax receivable liability adjustment	547	(100,223)	3,987
Changes in operating assets and liabilities, net of amounts acquired:
Income tax receivable	110	7,219	(7,530)
Due from related parties, net	5,778	436	(984)
Prepaid expenses and other assets	—	—	(11,019)
Income taxes payable	—	—	(14,684)
Accrued expenses and other liabilities	(374)	370	11,190
Net cash provided by (used in) operating activities	5,074	2,078	(19,617)

Investing Activities
Capital contribution to FAH, LLC	—	—	(73,980)
Net cash used in investing activities	—	—	(73,980)

Financing Activities
Tax distribution received from FAH, LLC	—	—	38,811
Tax receivable agreement payments	(8,960)	(4)	(7,718)
Proceeds from exercise of equity-based options	1,410	749	1,472
Net cash (used in) provided by financing activities	(7,550)	745	32,565

Net change in cash and cash equivalents	(2,476)	2,823	(61,032)
Cash and cash equivalents at beginning of period	3,734	911	61,943
Cash and cash equivalents at end of period	$1,258	$3,734	$911

Supplemental Cash Flow Information
Income tax payments	$—	$—	$18,999
Establishment of liabilities under tax receivable agreement	547	—	30,034
Issuance of equity instruments for acquisitions	—	—	1,487

See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
December 31, 2024
1. Organization
Funko, Inc. (the “Parent Company”) was formed on April 21, 2017 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of cash and cash equivalents, its equity interest in FAH, LLC, and certain deferred tax assets, net of valuation allowance.
The Parent Company's cash inflows are primarily from distributions and other transfers from FAH, LLC. The amounts available to the Parent Company to fulfill cash commitments are subject to certain restrictions in FAH, LLC’s Credit Facilities. See Note 10, "Debt" to the Funko, Inc. Consolidated Financial Statements, appearing elsewhere in this Form 10-K.
2. Basis of Presentation
These condensed Parent Company financial statements should be read in conjunction with the consolidated financial statements of Funko, Inc. and the accompanying notes thereto, included in this Form 10-K. For purposes of this condensed financial information, the Parent Company's interest in FAH, LLC is recorded based upon its proportionate share of FAH, LLC's net assets (similar to presenting them on the equity method). The net assets of the consolidated subsidiaries exceed 25 percent of consolidated net assets, therefore requiring Schedule I.
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
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2024, 2023, and 2022, the full amounts of intercompany revenue and equity in net income (loss) of subsidiaries in the Parent Company Statements of Operations were eliminated in consolidation. An intercompany receivable was owed to the Parent Company by FAH, LLC of $113.0 million and $118.8 million as of December 31, 2024 and 2023, respectively. On May 3, 2022, the Parent Company entered into a common unit subscription agreement with FAH, LLC pursuant to which the Parent Company purchased 4,251,701 newly issued common units in exchange for a capital contribution of approximately $74.0 million (the “Capital Contribution”). Following the Capital Contribution, (i) the common units of FAH, LLC were recapitalized through a reverse unit split in order to maintain a one-to-one ratio between the number of common units owned by the Parent Company and the number of outstanding shares of Class A common stock in accordance with the FAH LLC Agreement, and (ii) approximately 0.9 million outstanding shares of Class B common stock were cancelled. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $0.5 million and $9.0 million as of December 31, 2024 and 2023, respectively.
3. Commitments and Contingencies
The Parent Company is party to a tax receivable agreement that provides for the payment by the Parent Company to the TRA Parties of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 13, "Liabilities under Tax Receivable Agreement," to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for more information regarding the Parent Company's tax receivable agreement. As described in Note 13, "Liabilities under Tax Receivable Agreement," to the Funko, Inc. consolidated financial statements, appearing elsewhere in the Form 10-K, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Funko, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2024 and 2023, liabilities under the tax receivable agreement totaled $0.5 million and $9.0 million, respectively.

See Note 14, "Commitments and Contingencies," to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for information regarding pending and threatened litigation. Pursuant to the LLC Agreement, the Parent Company receives reimbursements for all costs associated with being a public company, which includes costs of litigation.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 was previously reported in the Company's Current Report on Form 8-K that was filed with the Securities and Exchange Commission on April 12, 2024, as amended on May 9, 2024.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of December 31, 2024, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective as of such date because of material weaknesses in our internal control over financial reporting, as further described below.
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses were identified as of December 31, 2024:
•We did not design and maintain effective controls related to the order-to-cash and income taxes business processes, as well as controls related to the preparation and review of journal entries at a foreign subsidiary.
•We did not design and maintain effective controls to verify appropriate segregation of duties, including assessment of incompatible duties, identification of instances where incompatible duties were assigned to an individual, and addressing conflicts on a timely basis.

•We did not design and maintain effective controls over certain information technology (“IT”) general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
The material weakness related to income taxes resulted in an immaterial corrected error in the disclosure of deferred income taxes included in the income taxes footnote as of December 31, 2024. Additionally, the material weaknesses could result in misstatements to the consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.
Remediation Efforts and Status of Remaining Material Weaknesses
During fiscal 2024, with the oversight of the Audit Committee of the Board of Directors, management has been executing and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. The following activities are ongoing to remediate the remaining material weaknesses:
•We have prepared a remediation plan for each of the material weaknesses and begun training process owners, developing new controls, enhancing existing controls, evaluating process adoption and monitoring results;
•We have engaged third party consultants to advise management in connection with the remediation of the material weaknesses;
•We are in the process of redesigning, enhancing and implementing control activities to address relevant risks at the appropriate level of precision for the order-to-cash and income taxes business processes as well as controls over preparation and review of journal entries at a foreign subsidiary;
•We are in the process of designing and implementing segregation of duties monitoring controls related to all systems relevant to financial reporting;
•We are in the process of designing and implementing controls addressing the reliability of relevant systems and relevant information; and
•We are in the process of training control owners concerning control requirements related to user access and change management over IT systems impacting financial reporting.
Our remediation efforts are expected to continue throughout fiscal 2025 and we cannot provide assurance as to when our remediation activities will be complete. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation of Previously Identified Material Weaknesses
Other than the material weaknesses which remain unremediated as of December 31, 2024 as described above, material weaknesses in our internal control over financial reporting that were previously identified as of December 31, 2023 have been remediated by completing the following measures:
•We implemented procedures to identify and evaluate changes in our business and the impact on our controls;
•We completed the identification and alignment of relevant risks to controls and control deficiencies;
•We designed and implemented control activities in response to the identified risks related to the following business processes: cash and cash equivalents, inventory, property, plant & equipment, leases, goodwill and intangible assets, purchases, payables and accrued liabilities, debt, equity and share-based compensation, payroll and period-end financial reporting;
•We completed the hiring and training of key personnel to allow for the implementation of more timely and thorough monitoring activities to ascertain whether the components of internal control are present and functioning; and
•We maintained a SOX Steering Committee to monitor the effectiveness of our internal controls and communicate the importance of internal controls, and to report regularly to the Company’s Audit Committee.
During the quarter ended December 31, 2024, we completed our testing and evaluation of the newly designed and implemented controls and determined that as of December 31, 2024, the newly designed and implemented controls have operated effectively for a sufficient period for management to conclude the material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
(a)None.
(b)On December 13, 2024, Yves Le Pendeven, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 34,079 shares of the Company’s Class A common stock between March 14, 2025 and August 29, 2025, subject to certain conditions.
On December 12, 2024, Tracy Daw, Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 43,025 shares of the Company’s Class A common stock between March 13, 2025 and June 30, 2025, subject to certain conditions.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
Executive Officers and Directors
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers and directors is provided in Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers and Board of Directors,” and will also appear in our definitive proxy statement for our 2025 Annual Meeting of Stockholders. The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable), and "Insider Trading Policies" in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2024)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders				(1)
Stock Options	2,970,647	$11.82	—
Restricted Stock Units	2,150,403	—	—
Performance Stock Units (based on target performance)	42,393	—	—
Equity compensation plans not approved by security holders				(2)
Performance Stock Options (based on target performance)	297,974	$8.39	—
Restricted Stock Units	481,510	$—	—
Total	5,942,927	$11.51	—
(1)Includes 1,672,523 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan, 1,709,768 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan increases on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors.

(2)On May 8, 2024, the board of directors adopted the Funko, Inc. 2024 Inducement Award Plan (the “2024 Inducement Award Plan”). The terms of the 2024 Inducement Award Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan, though incentive stock options may not be issued under the 2024 Inducement Award Plan and awards under the 2024 Inducement Award Plan may only be issued to eligible recipients under the applicable listing rules of the Nasdaq Stock Market LLC. Includes 720,516 shares of Class A common stock available for issuance under our 2024 Inducement Award Plan. For additional information, see Note 18, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this Form 10-K.
Other
The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1. Financial Statements
The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule I: Condensed Financial Information of Registrant as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 are included under Part II, Item 8.
All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023
3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-220856	4.1	10/23/2017
4.2	Description of Securities	10-K	001-38274	4.2	3/7/2024
10.1 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.2 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.3 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.4 †	2017 Executive Annual Incentive Plan, dated October 23, 2017.	10-K	001-38274	10.5	3/19/2018
10.5 †	Employment Agreement, dated January 3, 2022, between the Company and Brian Mariotti.	8-K	001-38274	10.2	1/7/2022
10.6 †	Amendment to Employment Agreement, by and between the Company and Brian Mariotti, dated December 5, 2022.	8-K	001-38274	10.3	12/9/2022
10.7 †	Amended and Restated Employment Agreement, dated April 19, 2023, by and between the Company and Tracy Daw.	10-Q	001-38274	10.3	5/4/2023
10.8 †	Amended and Restated Employment Agreement, dated January 3, 2022, between the Company and Andrew Perlmutter.	8-K	001-38274	10.1	1/7/2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9 †	Amendment to Amended and Restated Employment Agreement, by and between the Company and Andrew Perlmutter, dated as of December 5, 2022.	8-K	001-38274	10.2	12/9/2022
10.10 †	Second Amendment to Amended and Restated Employment Agreement, by and between the Company and Andrew Perlmutter, dated August 15, 2023.	8-K	001-38274	10.1	8/15/2023
10.11 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-220856	10.27	10/12/2017
10.12 †	Non-Employee Director Compensation Policy, dated August 22, 2022.	10-Q	001-38274	10.2	11/3/2022
10.13	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.14	Stockholders Agreement, dated as of May 3, 2022, between the Company and TCG 3.0 Fuji, LP	10-Q	001-38274	10.2	5/5/2022
10.15	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.16	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.17	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38724	10.28	3/19/2018
10.18	Registration Rights Agreement Joinder and Amendment, dated May 3, 2022, between TCG 3.0 Fuji, LP and the Company.	10-Q	001-38724	10.3	5/5/2022
10.19	Credit Agreement dated September 17, 2021, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC and Funko Games, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/22/2021
10.20	Amendment No. 1, dated as of April 26, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.1	5/5/2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21	Amendment No. 2, dated as of July 29, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.6	8/4/2022
10.22	Amendment No. 3, dated as of February 28, 2023, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-K	001-38274	10.23	3/1/2023
10.23	Limited Waiver and Limited Consent, dated June 11, 2024, between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-38274	10.6	8/8/2024
10.24 †	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
10.25 †	Form of Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.1	8/5/2021
10.26 †	Form of Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.2	8/5/2021
10.27 †	Form of Director Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.3	8/5/2021
10.28 †	Form of Director Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/5/2021
10.29 †	Form of Restricted Stock Unit Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/4/2022
10.30 †	Form of Option Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.5	8/4/2022
10.31 †	Form of Performance Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan	10-K	001-38274	10.33	3/1/2023
10.32 †	Form of Performance Stock Unit Award Agreement for UK Employees under the Funko, Inc. 2019 Incentive Award Plan	10-K	001-38274	10.34	3/1/2023
10.33 †	Employment Agreement, by and between the Company and Steve Nave, dated February 27, 2023.	10-K	001-38274	10.35	3/1/2023
10.34 †	Separation and Release of Claims Agreement between the Company and Steve Nave, dated March 6, 2024.	8-K	001-38274	10.2	3/7/2024
10.35 †	Letter between the Company and Michael Lunsford, dated July 13, 2023	8-K	001-38274	10.1	7/18/2023
10.36 †	Letter Agreement, dated July 17, 2024, between the Company and Michael Lunsford.	10-Q	001-38274	10.5	8/8/2024
10.37 †	Employment Agreement, dated as of August 8, 2024, between the Company and Yves Le Pendeven.	10-Q	001-38274	10.7	8/8/2024

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.38 †	Service Agreement Amendment between the Company and Andrew Oddie, dated May 1, 2024.	10-Q	001-38274	10.3	5/9/2024
10.39 †	Letter Agreement between Funko, Inc., Funko UK, Ltd and Andrew Oddie, dated September 9, 2024.	8-K	001-38274	10.1	9/12/2024
10.40 †	Employment Agreement between the Company and Cynthia Williams, effective May 20, 2024.	8-K	001-38274	10.1	5/9/2024
10.41 †	Funko, Inc. 2024 Inducement Award Plan.	8-K	001-38274	10.2	5/9/2024
10.42 †	Form of Stock Option Grant Notice and Stock Option Agreement under 2024 Inducement Award Plan.	8-K	001-38274	10.3	5/9/2024
10.43 †	Form of Restricted Stock Unit Grant Notice under 2024 Inducement Award Plan.	8-K	001-38274	10.4	5/9/2024
16.1	Letter from Ernst & Young LLP dated May 9, 2024	8-K	001-38274	16.1	5/9/2024
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38274	97.1	3/7/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					***

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
†    Management contract or compensation plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: March 13, 2025	By:	/s/ Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cynthia Williams	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Cynthia Williams

/s/ Yves Le Pendeven	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Yves Le Pendeven

/s/ Charles Denson	Chairman of the Board	March 13, 2025
Charles Denson

/s/ Trevor Edwards	Director	March 13, 2025
Trevor Edwards

/s/ Jason Harinstein	Director	March 13, 2025
Jason Harinstein

/s/ Diane Irvine	Director	March 13, 2025
Diane Irvine

/s/ Jesse Jacobs	Director	March 13, 2025
Jesse Jacobs

/s/ Michael Kerns	Director	March 13, 2025
Michael Kerns

/s/ Sarah Kirshbaum Levy	Director	March 13, 2025
Sarah Kirshbaum Levy

/s/ Michael Lunsford	Director	March 13, 2025
Michael Lunsford