Form 10-Q
period 2025-03-31
Funko, Inc.
filed 2025-05-08
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2025, the registrant had 54,287,354 shares of Class A common stock, $0.0001 par value per share, and 647,833 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions, including the imposition of tariffs and the uncertainty over U.S. trade and tariff policies, on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, our ability to continue as a going concern, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•Our business depends in large part on our vendors and outsourcers, and our reputation and ability to effectively operate our business may be harmed by actions taken by these third parties outside of our control.
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

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net sales	$190,739	$215,699
Cost of sales (exclusive of depreciation and amortization)	113,868	129,427
Selling, general, and administrative expenses	84,807	85,595
Depreciation and amortization	15,262	15,579
Total operating expenses	213,937	230,601
Loss from operations	(23,198)	(14,902)
Interest expense, net	3,849	6,311
Other expense, net	168	1,553
Loss before income taxes	(27,215)	(22,766)
Income tax expense	844	900
Net loss	(28,059)	(23,666)
Less: net loss attributable to non-controlling interests	(471)	(1,003)
Net loss attributable to Funko, Inc.	$(27,588)	$(22,663)
Loss per share of Class A common stock:
Basic	$(0.52)	$(0.45)
Diluted	$(0.52)	$(0.45)
Weighted average shares of Class A common stock outstanding:
Basic	53,530	50,706
Diluted	53,530	50,706
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net loss	$(28,059)	$(23,666)
Other comprehensive income (loss):
Foreign currency translation gain (loss) for the three months ended March 31, 2025 and 2024, respectively	2,510	(641)
Comprehensive loss	(25,549)	(24,307)
Less: Comprehensive loss attributable to non-controlling interests	(444)	(1,036)
Comprehensive loss attributable to Funko, Inc.	$(25,105)	$(23,271)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$25,934	$34,655
Accounts receivable, net	90,850	119,882
Inventories	87,735	92,580
Prepaid expenses and other current assets	32,217	39,942
Total current assets	236,736	287,059
Property and equipment, net	75,660	78,357
Operating lease right-of-use assets, net	50,514	52,846
Goodwill	133,759	133,652
Intangible assets, net	147,636	151,547
Other assets	4,096	3,793
Total assets	$648,401	$707,254
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$85,000	$60,000
Current portion of long-term debt	22,611	22,512
Current portion of operating lease liabilities	17,343	17,102
Accounts payable	56,958	63,130
Accrued royalties	42,957	61,362
Accrued expenses and other current liabilities	53,351	81,688
Total current liabilities	278,220	305,794
Long-term debt	94,610	100,303
Operating lease liabilities	57,248	60,390
Other long-term liabilities	4,168	4,414

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 54,252 and 52,967 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 648 and 1,430 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	348,358	343,472
Accumulated other comprehensive income (loss)	807	(1,676)
Accumulated deficit	(136,370)	(108,782)
Total stockholders’ equity attributable to Funko, Inc.	212,800	233,019
Non-controlling interests	1,355	3,334
Total stockholders’ equity	214,155	236,353
Total liabilities and stockholders’ equity	$648,401	$707,254
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating Activities
Net loss	$(28,059)	$(23,666)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,262	15,045
Equity-based compensation	3,265	3,824
Other, net	697	1,045
Changes in operating assets and liabilities:
Accounts receivable, net	29,939	28,803
Inventories	5,633	6,767
Prepaid expenses and other assets	9,936	16,802
Accounts payable	(8,318)	(6,844)
Accrued royalties	(18,405)	(12,479)
Accrued expenses and other liabilities	(32,212)	(14,790)
Net cash (used in) provided by operating activities	(22,262)	14,507

Investing Activities
Purchases of property and equipment	(6,552)	(4,157)
Sale of Funko Games inventory and certain intellectual property	—	6,754
Other, net	193	161
Net cash (used in) provided by investing activities	(6,359)	2,758

Financing Activities
Borrowings on line of credit	25,000	—
Payments on line of credit	—	(13,500)
Payments of long-term debt	(5,756)	(13,941)
Other, net	86	2
Net cash provided by (used in) financing activities	19,330	(27,439)

Effect of exchange rates on cash and cash equivalents	570	(169)

Net change in cash and cash equivalents	(8,721)	(10,343)
Cash and cash equivalents at beginning of period	34,655	36,453
Cash and cash equivalents at end of period	$25,934	$26,110
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distribution to continuing equity owners	—	—	—	—	—	—	—	(24)	(24)
Equity-based compensation	—	—	—	—	3,265	—	—	—	3,265
Activity under equity-based compensation plans	503	—	—	—	110	—	—	—	110
Cumulative translation adjustment	—	—	—	—	—	2,483	—	27	2,510
Redemption of common units of FAH, LLC	782	—	(782)	—	1,511	—	—	(1,511)	—
Net loss	—	—	—	—	—	—	(27,588)	(471)	(28,059)
Period ended March 31, 2025	54,252	$5	648	$—	$348,358	$807	$(136,370)	$1,355	$214,155

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
Contributions on behalf of continuing equity owners	—	—	—	—	—	—	—	2	2
Equity-based compensation	—	—	—	—	3,824	—	—	—	3,824
Activity under equity-based compensation plans	413	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(608)	—	(33)	(641)
Redemption of common units of FAH, LLC	1	—	(1)	—	1	—	—	(1)	—
Net loss	—	—	—	—	—	—	(22,663)	(1,003)	(23,666)
Period ended March 31, 2024	50,963	$5	2,276	$—	$330,005	$(788)	$(116,727)	$5,064	$217,559
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair statement of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2025, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”).
Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.
The Company sources, procures and assembles inventory, primarily out of Vietnam, China and Mexico. The effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs or export controls by other countries, continue to have an adverse effect on future net sales, margins and profitability. The Company anticipates increased supply chain challenges, cost volatility, and consumer and economic uncertainty due to these rapid changes in global trade policies. The Company has implemented a plan, as described below, designed to mitigate these challenges and improve its financial position.

As of March 31, 2025, the Company was in compliance with the financial and other covenants under its Credit Agreement, dated September 17, 2021 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”). However, failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default. If an event of default occurs and is not cured or waived, the Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of the Company’s assets.
In connection with preparing the unaudited consolidated financial statements for the three months ended March 31, 2025, management evaluated the Company’s future liquidity, forecasted operating results and ability to comply with the covenants under its Credit Agreement for the next twelve months from the date of issuance of these financial statements and determined that, principally based on the Company’s forecast of the expected effects of the announced tariffs and other facts and conditions, the Company is forecasting that it will not be in compliance with the Maximum Net Leverage Ratio and Minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenants as of the end of the second quarter of 2025.
Management has developed a plan, as summarized below, that, if executed successfully, it believes will provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, including to meet our obligations under the Credit Agreement, and/or obtain covenant relief. The plan includes:
•Continuing to monitor the Company’s commercial pricing strategy, working with current and potential sourcing partners to mitigate the effects of increasing costs, including shifting certain manufacturing out of China, and, if necessary and consistent with its existing contractual commitments, decreasing its activity level and capital expenditures further. This plan reflects its strategy of controlling capital costs and maintaining financial flexibility.
•Gaining positive cash-inflow from operating activities through continuous overhead cost reductions and increased sales of higher margin products. The Company has a significant presence in international markets, which are not impacted by tariffs, and will continue to pursue strategies to grow those markets.
•Raising additional cash through the issuance of debt or assessing potential amendments, including a covenant waiver, and/or refinancing of the Company’s existing debt arrangements as considered necessary. In addition, the Company intends to opportunistically consider other potential business opportunities or strategic transactions. The Company will need to raise additional cash or refinance its Credit Facilities on or before their maturity date of September 17, 2026.
While management believes that the measures described in the above plan will be adequate to satisfy its liquidity requirements, there can be no assurance that the Company’s lenders will agree to waive, modify and/or amend the Maximum Net Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants or that the plan will be successfully implemented. The forecasted non-compliance with these covenants raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements.
These unaudited interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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
Significant Accounting Policies
Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and are accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $9.4 million and $11.8 million as of March 31, 2025 and December 31, 2024, respectively.
Revenue Recognition and Sales Allowance
Revenue from the sale of the Company’s products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and has not yet filled its obligation for delivery of product. Deferred revenue was $15.2 million and $13.3 million as of March 31, 2025 and December 31, 2024, respectively, and is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of March 31, 2025 and December 31, 2024, we had reserves for sales allowances of $36.2 million and $42.2 million, respectively.
A description of the Company’s other significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2024.

Significant Transactions
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
Recently Adopted Accounting Standards
In January 2025, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 122, that rescinded SAB 121, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. The Company had elected to early adopt SAB 122 as of December 31, 2024, on a fully retrospective basis.
The Company, through its wholly-owned subsidiary TokenWave, LLC, operates the Droppp.io platform, to facilitate the buying and selling of its NFTs, holds cryptographic key information for NFTs and is a custodian for NFTs held in platform users' accounts. The Company has not incurred a loss event during the periods ended March 31, 2025 and 2024 as a result of its safeguarding.
In November 2023, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU"), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted the ASU for the year ended December 31, 2024, on a retrospective basis. The adoption of this ASU did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 7, "Segments and Disaggregated Revenue Information" for further information on the Company's reportable segment.
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
Cash equivalents. As of March 31, 2025 and December 31, 2024, cash equivalents included $3.1 million and $1.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, at March 31, 2025 and December 31, 2024, was approximately $118.1 million and $123.8 million, respectively. The carrying values of the Company’s debt instruments at March 31, 2025 and December 31, 2024, were $117.2 million and $122.8 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.
4. Debt
Debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving Credit Facility	$85,000	$60,000

Term Loan Facility	$108,746	$113,246
Equipment Finance Loan	9,313	10,569
Debt issuance costs	(838)	(1,000)
Total term debt	117,221	122,815
Less: current portion	22,611	22,512
Long-term debt, net	$94,610	$100,303

Credit Facilities
On September 17, 2021, FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into the Credit Agreement with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities were primarily used to repay the Company’s former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the Credit Facility interest rate index from Borrower (as defined in the Credit Agreement) option LIBOR to SOFR.
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
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2025 and December 31, 2024, the Credit Agreement Parties were in compliance with all of the covenants in the Credit Agreement.
At March 31, 2025 and December 31, 2024, the Credit Agreement Parties had $108.7 million and $113.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $85.0 million and $60.0 million of outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at March 31, 2025 are reset every 30 days and can be repaid and reborrowed up until the maturity date. The weighted average rate on outstanding borrowings under the Revolving Credit Facility as of March 31, 2025 and December 31, 2024 was 6.67% and 6.71%, respectively. At March 31, 2025 and December 31, 2024, the Company had $65.0 million and $90.0 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of March 31, 2025 and December 31, 2024.
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

At March 31, 2025 and December 31, 2024, the Company had $9.3 million and $10.6 million outstanding under the Equipment Finance Loan, respectively.
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
The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During the three months ended March 31, 2025 and 2024, the Company acquired 0.8 million and a nominal amount of common units of FAH, LLC, respectively.
The Company estimated a TRA liability for the year ended December 31, 2024 of $547 thousand as utilization of certain portions of the deferred tax assets subject to the TRA were more likely than not to be recognized. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. The estimated gross outstanding balance of the TRA liability was $102.8 million and $99.6 million as of March 31, 2025 and December 31, 2024, respectively.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$547	$8,960
Additional liabilities for exchanges	3,156	—
Adjustment to remeasurement of liabilities	(3,156)	—
Ending balance	$547	$8,960

6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of March 31, 2025, we had a reserve of $25.3 million, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.
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
Debt
The Company has entered into a Credit Facility which includes a term loan facility and a revolving credit facility. The Company has also entered into an Equipment Finance Loan. See Note 4, “Debt”.
Tax Receivable Agreement
The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 5, “Liabilities under Tax Receivable Agreement”.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against the Company, certain of its officers and directors, ACON, Fundamental Capital, the underwriters of its IPO, and certain other defendants.
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
The consolidated complaint alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Court preliminarily approved the settlement $14.75 million on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies. The Court has set a hearing for final approval of the settlement on June 6, 2025.
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

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument is scheduled for May 23, 2025.
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
7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment. There were no changes to the CODM nor the CODM information review during the three months ended March 31, 2025.
The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net loss that also is reported on the Company's consolidated statements of operations.

The CODM uses consolidated net loss to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net income (loss) along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the three months ended March 31, 2025, there were no changes to the measures used for finance metrics utilized.
The following table sets forth segment information for revenue, segment net loss and significant expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net sales	$190,739	$215,699
Less:
Product, freight, duties and shipping costs	77,832	92,395
License and royalty costs	32,675	34,060
Inventory reserves and other costs	3,361	2,972
Salaries, benefits, incentive and stock compensation	35,821	38,711
Warehouse labor and third-party logistics fees	10,050	10,884
Advertising and marketing	11,023	6,944
Other selling, general and administrative fees	27,913	29,056
Depreciation and amortization	15,262	15,579
Other expense, net	4,017	7,864
Income tax expense	844	900
Net loss	$(28,059)	$(23,666)

The following table presents summarized product information (in thousands):

	Three Months Ended March 31,
	2025	2024
Core Collectible	$144,479	$157,121
Loungefly	35,374	40,676
Other	10,886	17,902
	$190,739	$215,699

The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales:
United States	$121,909	$146,366
Europe	54,205	54,243
Other International	14,625	15,090
Total net sales	$190,739	$215,699

	March 31, 2025	December 31, 2024
Long-term assets:
United States	$84,332	$88,705
Europe	14,816	15,055
Other International	31,122	31,236
Total long-lived assets	$130,270	$134,996
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
The Company recorded $0.8 million and $0.9 million of income tax expense for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 was (3.1)%. The Company’s effective tax rate is less than the statutory rate of 21% due to the valuation allowance and foreign taxes.
The Company is party to the Tax Receivable Agreement that provides for the payment by the Company to the TRA Parties under certain circumstances. See Note 5, “Liabilities under Tax Receivable Agreement”.
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
Net loss and comprehensive loss are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2025 and December 31, 2024, Funko, Inc. owned 54.3 million and 53.0 million of FAH, LLC common units, respectively, representing a 98.6% and 97.2% economic ownership interest in FAH, LLC, respectively.

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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,265	$3,824
10. Earnings per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(28,059)	$(23,666)
Less: net loss attributable to non-controlling interests	(471)	(1,003)
Net loss attributable to Funko, Inc. — basic and diluted	$(27,588)	$(22,663)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	53,529,789	50,705,638
Weighted-average shares of Class A common stock outstanding — diluted	53,529,789	50,705,638
Loss per share of Class A common stock — basic	$(0.52)	$(0.45)
Loss per share of Class A common stock — diluted	$(0.52)	$(0.45)
For the three months ended March 31, 2025 and 2024, an aggregate of 4.7 million and 7.1 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2025 and 2024, anti-dilutive securities included 1.1 million and 2.7 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) (the “2024 10-K”). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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
•“TCG" refers to TCG 3.0 Fuji, LP.

Overview
Funko is a leading global pop culture lifestyle company, with a diverse collection of brands, including Funko, Loungefly, and Mondo, and an industry-leading portfolio of licenses. Funko delivers industry-defining products that span vinyl figures, micro-collectibles, fashion accessories, apparel, plush, action toys, high-end art, music and digital collectibles, many of which are at the forefront of the growing Kidult economy. Through these products, which include the iconic original Pop! line, Bitty Pop!, and Pop! Yourself, Funko inspires fans across the globe to express their passions, build community, and have fun.
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 36% of our net sales in the three months ended March 31, 2025 generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, including greater political uncertainty, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have canceled their orders. Moreover, tariffs on imports have adversely impacted and are expected to adversely impact our costs, and we intend to raise prices for certain of our products. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income, and could impact consumer discretionary spending in future periods. We have strategically adjusted our inventory buy-in to focus on non-exclusive core products in order to help mitigate this impact. For additional information regarding our financial condition, see “Liquidity and Financial Condition” below.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended March 31,
	2025	2024
	(amounts in thousands)
Net sales	$190,739	$215,699
Net loss	$(28,059)	$(23,666)
EBITDA (1)	$(8,104)	$(876)
Adjusted EBITDA (1)	$(4,663)	$9,574
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth information comparing the components of net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Period over Period Change
	2025	2024	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$190,739	$215,699	$(24,960)	(11.6)%
Cost of sales (exclusive of depreciation and amortization)	113,868	129,427	(15,559)	(12.0)%
Selling, general, and administrative expenses	84,807	85,595	(788)	(0.9)%
Depreciation and amortization	15,262	15,579	(317)	(2.0)%
Total operating expenses	213,937	230,601	(16,664)	(7.2)%
Loss from operations	(23,198)	(14,902)	(8,296)	55.7%
Interest expense, net	3,849	6,311	(2,462)	(39.0)%
Other expense, net	168	1,553	(1,385)	(89.2)%
Loss before income taxes	(27,215)	(22,766)	(4,449)	19.5%
Income tax expense	844	900	(56)	(6.2)%
Net loss	(28,059)	(23,666)	(4,393)	18.6%
Less: net loss attributable to non-controlling interests	(471)	(1,003)	532	(53.0)%
Net loss attributable to Funko, Inc.	$(27,588)	$(22,663)	$(4,925)	21.7%
Net Sales
Net sales were $190.7 million for the three months ended March 31, 2025, a decrease of 11.6%, compared to $215.7 million for the three months ended March 31, 2024. The decrease in net sales was due primarily to decreased sales to specialty and mass market retailers for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
On a geographical basis, net sales in the United States decreased 16.7% to $121.9 million in the three months ended March 31, 2025 as compared to $146.4 million in the three months ended March 31, 2024. Net sales in Europe decreased 0.1% to $54.2 million in the three months ended March 31, 2025 as compared to $54.2 million in the three months ended March 31, 2024. Net sales in other international locations decreased 3.1% to $14.6 million in the three months ended March 31, 2025 as compared to $15.1 million in the three months ended March 31, 2024.
On a branded category basis, net sales of the Core Collectible branded category decreased 8.0% to $144.5 million in the three months ended March 31, 2025 as compared to $157.1 million in the three months ended March 31, 2024. Loungefly branded category net sales decreased 13.0% to $35.4 million in the three months ended March 31, 2025 as compared to $40.7 million in the three months ended March 31, 2024. Other branded category net sales decreased 39.2% to $10.9 million in the three months ended March 31, 2025 as compared to $17.9 million in the three months ended March 31, 2024.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $113.9 million for the three months ended March 31, 2025, a decrease of 12.0%, compared to $129.4 million for the three months ended March 31, 2024. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 40.3% for the three months ended March 31, 2025, compared to 40.0% for the three months ended March 31, 2024. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven primarily by the savings in product cost due to the mix of product sold.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $84.8 million for the three months ended March 31, 2025, a decrease of 0.9%, compared to $85.6 million for the three months ended March 31, 2024. The decrease was driven primarily by a $3.6 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), a $1.6 million decrease in administrative fees, primarily driven by a reduction of bad debt expense, and a $1.3 million decrease in professional fees, primarily driven by non-recurring acquisition transaction costs and other expenses during the three months ended March 31, 2024, partially offset by an increase of $4.1 million in advertising and marketing fees. Selling, general and administrative expenses were 44.5% and 39.7% of net sales for each of the three months ended March 31, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $15.3 million for the three months ended March 31, 2025, a decrease of 2.0%, compared to $15.6 million for the three months ended March 31, 2024, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $3.8 million for the three months ended March 31, 2025, a decrease of 39.0%, compared to $6.3 million for the three months ended March 31, 2024. The decrease in interest expense, net was due primarily to lower average balance of debt outstanding during the three months ended March 31, 2025.
Other Expense, Net
Other expense, net was $0.2 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. Other expense, net for the three months ended March 31, 2025 and 2024 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $0.8 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

Net Loss
Net loss was $28.1 million for the three months ended March 31, 2025, compared to net loss of $23.7 million for the three months ended March 31, 2024. The 18.6% increase in net loss was primarily due to the decrease in net sales outpacing the decrease in operating expenses as compared to the three months ended March 31, 2024.
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net loss, for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net loss attributable to Funko, Inc.	$(27,588)	$(22,663)
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(471)	(1,003)
Equity-based compensation (2)	3,265	3,824
Acquisition costs and other expenses (3)	—	3,184
Certain severance, relocation and related costs (4)	—	1,866
Foreign currency transaction loss (5)	176	1,576
Income tax expense (6)	6,788	3,979
Adjusted net loss	$(17,830)	$(9,237)
Weighted-average shares of Class A common stock outstanding - basic	53,530	50,706
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	1,067	2,725
Adjusted weighted-average shares of Class A stock outstanding - diluted	54,597	53,431

Loss per diluted share	$(0.52)	$(0.45)
Adjusted loss per diluted share	$(0.33)	$(0.17)

	Three Months Ended March 31,
	2025	2024
	(amounts in thousands)
Net loss	$(28,059)	$(23,666)
Interest expense, net	3,849	6,311
Income tax expense	844	900
Depreciation and amortization	15,262	15,579
EBITDA	$(8,104)	$(876)
Adjustments:
Equity-based compensation (2)	3,265	3,824
Acquisition costs and other expenses (3)	—	3,184
Certain severance, relocation and related costs (4)	—	1,866
Foreign currency transaction loss (5)	176	1,576
Adjusted EBITDA	$(4,663)	$9,574
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)For the three months ended March 31, 2024, costs of $3.2 million related to contract settlement agreements and related services for assets held for sale (including fair market value adjustments of $135,000) related to a potential business initiative and the sale of certain assets under Funko Games.
(4)For the three months ended March 31, 2024, includes charges related severance and benefit costs related to certain management resignations.
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
The challenging retail environment, in particular as a result of the current tariff environment, has adversely impacted and is expected to adversely impact our performance. As of March 31, 2025, we were in compliance with the financial and other covenants under our Credit Agreement, dated September 17, 2021 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”). However, failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default. If an event of default occurs and is not cured or waived, the Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of our assets.
In connection with preparing the unaudited consolidated financial statements for the three months ended March 31, 2025, management evaluated our future liquidity, forecasted operating results and ability to comply with the covenants under our Credit Agreement for the next twelve months from the date of issuance of these financial statements and determined that, principally based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we are forecasting that we will not be in compliance with the Maximum Net Leverage Ratio and Minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenants as of the end of the second quarter of 2025.
Management has developed a plan, as summarized below, that, if executed successfully, we believe will provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, including to meet its obligations under the Credit Agreement, and/or obtain covenant relief. The plan includes:
•Continuing to monitor our commercial pricing strategy, work with current and potential sourcing partners to mitigate the effects of increasing costs, including shifting certain manufacturing out of China, and, if necessary and consistent with our existing contractual commitments, decreasing our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility.
•Gaining positive cash-inflow from operating activities through continuous overhead cost reductions and increased sales of higher margin products. We have a significant presence in international markets, which are not impacted by tariffs, and will continue to pursue strategies to grow those markets.
•Raising additional cash through the issuance of debt or assessing potential amendments, including a covenant waiver and/or refinancing of our existing debt arrangements as considered necessary. In addition, we intend to opportunistically consider other potential business opportunities or strategic transactions.
While management believes that the measures described in the above plan will be adequate to satisfy its liquidity requirements, there can be no assurance that our lenders will agree to waive, modify and/or amend the Maximum Net Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants or that the plan will be successfully implemented.

See Part I, Item 1, “Financial Statements - Note 1, “Organization and Operations” and Part II, Item 1A, Risk Factors – “There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current tariff environment” for additional information.
Even in the absence of an event of default, if we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(22,262)	$14,507
Net cash (used in) provided by investing activities	(6,359)	2,758
Net cash provided by (used in) financing activities	19,330	(27,439)
Effect of exchange rates on cash and cash equivalents	570	(169)
Net change in cash and cash equivalents	$(8,721)	$(10,343)
Operating Activities. Net cash used in operating activities was $22.3 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $14.5 million for the three months ended March 31, 2024. Changes in net cash used in or provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 57 days).
The increase in net cash used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to changes in working capital that increased net cash used in operating activities by $31.7 million and an increase in net loss of $4.4 million and changes in depreciation and amortization, equity-based compensation and other, net of $0.7 million. Within working capital, the primary drivers were increases in accrued expenses and other current liabilities of $17.4 million, accrued royalties of $5.9 million and decrease to prepaid expenses and other assets of $6.9 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the three months ended March 31, 2025, net cash used in investing activities was $6.4 million and was primarily related to purchases of tooling and molds used for production of our product lines. For the three months ended March 31, 2024, net cash provided by investing activities was $2.8 million related to the sale of inventory and certain intellectual property marketed under and related to Funko Games of $6.8 million, offset by purchases of tooling and molds used for production of our product lines of $4.2 million.

Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility.
For the three months ended March 31, 2025, net cash provided by financing activities was $19.3 million, primarily related to borrowings on the Revolving Line of Credit Facility of $25.0 million, offset by payments on the Term Loan Facility and Equipment Finance Loan of $5.8 million. For the three months ended March 31, 2024, net cash used in financing activities was $27.4 million, primarily related to payments on the Term Loan Facility and Equipment Finance Loan of $13.9 million and repayment of borrowings on the Revolving Line of Credit Facility of $13.5 million.
Credit Facilities
As of March 31, 2025, we had $107.9 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $0.8 million) and $85.0 million outstanding borrowings under our Revolving Credit Facility, leaving $65.0 million of availability under our Revolving Credit Facility. In April 2025, we borrowed an additional $60.0 million, leaving $5.0 million of availability under our Revolving Credit Facility. The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date and loans thereunder may be borrowed, repaid, and reborrowed up to such date.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a Maximum Net Leverage Ratio and a Minimum Fixed Charge Coverage Ratio (in each case, measured on a trailing four-quarter basis). The Maximum Net Leverage Ratio and the Minimum Fixed Charge Coverage Ratio for the fiscal quarter ended March 31, 2025 and each quarter through maturity are 2.50:1.00 and 1.25:1.00, respectively.
As of March 31, 2025 and December 31, 2024, we were in compliance with all covenants in our respective credit agreements in effect at such time. In connection with preparing the unaudited consolidated financial statements for the three months ended March 31, 2025, management evaluated our future liquidity and forecasted operating results for the next twelve months from the date of issuance of these financial statements and determined that, in light of the foregoing conditions, we expect to experience difficulty remaining in compliance with the Maximum Net Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants. If an event of default occurs, the lenders could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. Accordingly, substantial doubt regarding our ability to continue as a going concern exists, absent consummating a transaction to refinance or modify the Credit Agreement.
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
Form S-3 Registration Statement
Our registration statement on Form S-3 was declared effective by the SEC on July 26, 2022 and will remain effective until through July 25, 2025. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 17,318,008 shares of Class A common stock in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Future Sources and Uses of Liquidity
As of March 31, 2025, we had $25.9 million of cash and cash equivalents and $(41.5) million of working capital, compared with $34.7 million of cash and cash equivalents and $(18.7) million of working capital as of December 31, 2024. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our Revolving Credit Facility.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our credit facilities. We have also created a plan, described under “Liquidity and Capital Resources—Introduction” above to generate additional liquidity. We expect these sources of liquidity to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Credit Facilities” above, Note 1, “Organization and Operations” and Note 4, “Debt”.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. Except as described above, there have been no material changes to our liquidity and capital commitments as described in our 2024 10-K.
Additional future liquidity needs may include tax distributions, interest payments, repayment of our debt facilities, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including a future enterprise resource management system (ERP), additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the TRA Parties will be significant, which will be contingent on future realizability of the Company’s deferred tax assets. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.

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
We have evaluated potential goodwill impairment triggering events as of March 31, 2025, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. We will continue to evaluate for other-than-temporary impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment. We also expect to assess the recoverability of the carrying value our identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.

There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our 2024 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in our 2024 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of March 31, 2025, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2024 10-K.
Remediation Efforts to Address the Material Weaknesses
During fiscal 2025, with the oversight of the Audit Committee of the Board of Directors, management has been executing and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. The following activities are ongoing to remediate the remaining material weaknesses:
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our products are primarily sold to consumers through retailers that are our direct customers or customers of our distributors. As such, trends and changes in the retail industry can negatively impact our business, financial condition and results of operations. For example, in recent years, the retail industry has faced reductions in sales due to macroeconomic uncertainty which adversely impacted our sales.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 36% and 32% of our sales for the three months ended March 31, 2025 and 2024, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. Recently, the U.S. presidential administration has imposed a universal tariff on all imported goods, new tariffs on imports from China, and announced and then paused reciprocal tariffs against multiple other countries, including Vietnam. U.S. tariff impositions against Chinese exports have been followed by retaliatory Chinese tariffs on U.S. exports to China. Certain of the products we purchase from manufacturers in China have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. The U.S. presidential administration is continuing to review its U.S. trade policy and tariffs generally, leading to continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. U.S. tariff impositions against Vietnam, China or Mexico could have a material adverse effect on our business, results of operations and financial condition.

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
FAH, LLC and certain of its material domestic subsidiaries from time to time are parties to a credit agreement (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $150.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of March 31, 2025, we had $192.9 million of indebtedness outstanding under our Credit Facilities, consisting of $107.9 million outstanding under our Term Loan Facility (net of unamortized discount of $0.8 million) and $85.0 million outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of March 31, 2025, the Company had $9.3 million outstanding under the Equipment Finance Loan.
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
There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current tariff environment.
The challenging retail environment, in particular as a result of the current tariff environment, has adversely impacted and is expected to adversely impact our performance. These factors have placed pressure on our ability to meet the Maximum Net Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenant, as defined in our Credit Agreement. Failure to satisfy the Maximum Net Leverage Ratio or Minimum Fixed Charge Coverage Ratio under our Credit Agreement, without a timely cure, waiver or amendment, is considered an event of default. If an event of default occurs and is not cured or waived, the Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement.

In connection with preparing the unaudited consolidated financial statements for the three months ended March 31, 2025, management evaluated our future liquidity, forecasted operating results and ability to comply with the covenants under the Credit Agreement for the next twelve months from the date of issuance of the financial statements contained herein and determined that, principally based on the Company’s forecast of the expected effects of the announced tariffs and other facts and conditions, we are forecasting that we will not be able to meet the above covenants as of the second quarter of 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.
There is no assurance that we will successfully carry out our plan to generate liquidity as described in Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. If our planned operational initiatives are not successful or if we are unable to obtain additional financing or renegotiate the terms of our existing credit facilities or identify and successfully execute on other business opportunities or strategic transactions, we may need to scale back or discontinue certain or all of our operations to reduce costs or seek bankruptcy protection.
We may not be able to secure additional financing or refinancing on favorable terms, or at all, to meet our future capital needs.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,267 as of March 31, 2025. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in the U.S. and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a domestic enterprise resource planning system, warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 63% and 68% of our sales for the three months ended March 31, 2025 and 2024, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 30% and 35% of our sales for the three months ended March 31, 2025 and 2024, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of March 31, 2025, we had a reserve of $25.3 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 30% and 29% of our sales for the three months ended March 31, 2025 and 2024, respectively.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the three months ended March 31, 2025 and 2024, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 40.3% and 40.0%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 76% and 73% of our sales for each of the three months ended March 31, 2025 and 2024, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of March 31, 2025 and December 31, 2024, we recorded reserves of $4.2 million and $8.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of March 31, 2025, we owned approximately 99 registered U.S. trademarks, 282 registered international trademarks, 11 pending U.S. trademark applications and 83 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. The recent and any future changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key person life insurance policies on any member of our senior management team or on our other key employees.
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
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from August through November in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 56%, 55%, and 53%, of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a materially negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts reserving capacity or providing loss contingencies with certain of our manufacturers. While we believe our external sources of manufacturing can be shifted to alternative sources of supply, we would require significant planning to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.

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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, between November 16, 2017 and June 12, 2018, seven purported stockholders of the Company filed putative class action lawsuits in the Superior Court of Washington in and for King County against us, certain of our officers and directors, ACON, Fundamental, the underwriters of our IPO, and certain other defendants.
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
The consolidated complaint alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Court preliminarily approved the settlement on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies. The Court has set a hearing for final approval of the settlement on June 6, 2025.
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

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument is scheduled for May 23, 2025.
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
Additionally, the Continuing Equity Owners who, as of May 6, 2025, collectively hold approximately 1.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.

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
We have no material assets other than our ownership of 54,252,200 common units of FAH, LLC as of March 31, 2025, representing approximately 98.6% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit Class A common stockholders to the same extent as it will benefit the TRA Parties, Continuing Equity Owners and transferees.
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
As of May 6, 2025, we had an aggregate of 145,712,646 shares of Class A common stock authorized but unissued, as well as approximately 749,177 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2025, 1,465,292 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,377,793 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of March 31, 2025, we had granted 2,667,144 shares of Class A common stock underlying stock options and 4,574,615 shares of Class A common stock underlying restricted stock units and 42,367 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Inducement Award Plan. As of March 31, 2025, we had granted 481,510 shares of Class A common stock underlying restricted stock units and 297,974 shares of Class A common stock underlying performance stock options to a certain executive officer under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
We have identified material weaknesses in our internal control over financial reporting, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q and our independent registered public accounting firm was not able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting in our 2024 10-K. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. In addition, as a result of our current material weaknesses or future material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could also diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenues and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to sales-related discounts and allowances, royalty reserves, inventory reserves, carrying value of goodwill and intangibles, and income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A Common Stock.
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
•the imposition of fines or other remedial measures as a result of regulatory violations or civil liability; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from increased tariffs, natural disasters, terrorist attacks, acts of war, pandemics or other health crises and responses to such events.
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
a)     Disclosure in Lieu of reporting on a Current Report on Form 8-K.
None.
b)    None.
c)    Securities Trading Arrangements of Directors and Section 16 Officers.
On March 13, 2025, Tracy Daw, Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 203,565 shares of the Company’s common stock between March 18, 2025 and September 30, 2025, subject to certain conditions.
Other than the foregoing, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “ non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FUNKO, INC. (Registrant)

Date: May 8, 2025	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)