Form 10-Q
period 2025-06-30
Funko, Inc.
filed 2025-08-07
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2025, the registrant had 54,717,577 shares of Class A common stock, $0.0001 par value per share, and 647,833 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions, including the imposition of tariffs and the uncertainty over U.S. trade and tariff policies, on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, our review of strategic alternatives, our ability to continue as a going concern, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current tariff retail environment and potentially insufficient working capital.
•We are reviewing strategic alternatives. There can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
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
•We are subject to potential legal risks including, but not limited to, ongoing securities class action litigation, future product liability suits or product recalls, or risks associated with failure to comply with the various laws and regulations to which we are subject, any of which could have a significant adverse effect on our financial condition and results of operations.
•We are subject to risks related to information technology including, but not limited to, risks related to the operation of our e-commerce business, our ability to operate our information systems and our compliance with laws related to privacy and the protection of data.
•TCG has significant influence over us, and its interests may conflict with the interests of our other stockholders.

•There are risks related to our organizational structure, including the Tax Receivable Agreement, which confers certain benefits upon the parties to the TRA (the "TRA Parties") that will not benefit other Class A common stockholders to the same extent as it will benefit the TRA Parties.
•There are risks associated with the ownership of our Class A common stock including, but not limited to, potential dilution by future issuances and volatility in the price of our Class A common stock.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$193,469	$247,657	$384,208	$463,356
Cost of sales (exclusive of depreciation and amortization)	131,429	143,609	245,297	273,036
Selling, general, and administrative expenses	82,259	77,897	167,066	163,492
Depreciation and amortization	14,528	15,419	29,790	30,998
Total operating expenses	228,216	236,925	442,153	467,526
(Loss) income from operations	(34,747)	10,732	(57,945)	(4,170)
Interest expense, net	4,522	5,081	8,371	11,392
Other expense (income), net	887	(557)	1,055	996
(Loss) income before income taxes	(40,156)	6,208	(67,371)	(16,558)
Income tax expense	848	789	1,692	1,689
Net (loss) income	(41,004)	5,419	(69,063)	(18,247)
Less: net (loss) income attributable to non-controlling interests	(514)	304	(985)	(699)
Net (loss) income attributable to Funko, Inc.	$(40,490)	$5,115	$(68,078)	$(17,548)
(Loss) earnings per share of Class A common stock:
Basic	$(0.74)	$0.10	$(1.26)	$(0.34)
Diluted	$(0.74)	$0.10	$(1.26)	$(0.34)
Weighted average shares of Class A common stock outstanding:
Basic	54,362	52,107	53,948	51,406
Diluted	54,362	52,605	53,948	51,406
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net (loss) income	$(41,004)	$5,419	$(69,063)	$(18,247)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	5,708	135	8,218	(506)
Comprehensive (loss) income	(35,296)	5,554	(60,845)	(18,753)
Less: Comprehensive (loss) income attributable to non-controlling interests	(436)	309	(880)	(727)
Comprehensive (loss) income attributable to Funko, Inc.	$(34,860)	$5,245	$(59,965)	$(18,026)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$49,151	$34,655
Accounts receivable, net	99,963	119,882
Inventories	101,344	92,580
Prepaid expenses and other current assets	37,315	39,942
Total current assets	287,773	287,059
Property and equipment, net	72,658	78,357
Operating lease right-of-use assets, net	51,252	52,846
Goodwill	133,989	133,652
Intangible assets, net	143,758	151,547
Other assets	5,479	3,793
Total assets	$694,909	$707,254
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$145,000	$60,000
Current portion of long-term debt	108,849	22,512
Current portion of operating lease liabilities	18,516	17,102
Accounts payable	66,514	63,130
Accrued royalties	46,396	61,362
Accrued expenses and other current liabilities	64,221	81,688
Total current liabilities	449,496	305,794
Long-term debt	2,756	100,303
Operating lease liabilities	56,103	60,390
Other long-term liabilities	4,477	4,414

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 54,530 and 52,967 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 648 and 1,430 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	351,587	343,472
Accumulated other comprehensive income (loss)	6,437	(1,676)
Accumulated deficit	(176,860)	(108,782)
Total stockholders’ equity attributable to Funko, Inc.	181,169	233,019
Non-controlling interests	908	3,334
Total stockholders’ equity	182,077	236,353
Total liabilities and stockholders’ equity	$694,909	$707,254
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Operating Activities
Net loss	$(69,063)	$(18,247)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,790	30,998
Equity-based compensation	6,377	7,100
Other, net	1,301	641
Changes in operating assets and liabilities:
Accounts receivable, net	24,572	8,385
Inventories	(5,761)	10,102
Prepaid expenses and other assets	5,529	28,599
Accounts payable	3,207	10,528
Accrued royalties	(14,967)	(2,325)
Accrued expenses and other liabilities	(25,427)	(15,386)
Net cash (used in) provided by operating activities	(44,442)	60,395

Investing Activities
Purchases of property and equipment	(16,211)	(13,261)
Sale of Funko Games inventory and certain intellectual property	—	6,754
Other, net	970	518
Net cash used in investing activities	(15,241)	(5,989)

Financing Activities
Borrowings on line of credit	85,000	—
Payments on line of credit	—	(30,500)
Payments of long-term debt	(11,530)	(19,644)
Other, net	193	859
Net cash provided by (used in) financing activities	73,663	(49,285)

Effect of exchange rates on cash and cash equivalents	516	(23)

Net change in cash and cash equivalents	14,496	5,098
Cash and cash equivalents at beginning of period	34,655	36,453
Cash and cash equivalents at end of period	$49,151	$41,551
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended March 31, 2025	54,252	$5	648	$—	$348,358	$807	$(136,370)	$1,355	$214,155
Distribution to continuing equity owners	—	—	—	—	—	—	—	(11)	(11)
Equity-based compensation	—	—	—	—	3,112	—	—	—	3,112
Activity under equity-based compensation plans	278	—	—	—	117	—	—	—	117
Cumulative translation adjustment	—	—	—	—	—	5,630	—	78	5,708
Net loss	—	—	—	—	—	—	(40,490)	(514)	(41,004)
Period ended June 30, 2025	54,530	$5	648	$—	$351,587	$6,437	$(176,860)	$908	$182,077

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended March 31, 2024	50,963	$5	2,276	$—	$330,005	$(788)	$(116,727)	$5,064	$217,559
Distribution to continuing equity owners	—	—	—	—	—	—	—	(90)	(90)
Equity-based compensation	—	—	—	—	3,276	—	—	—	3,276
Activity under equity-based compensation plans	657	—	—	—	947	—	—	—	947
Cumulative translation adjustment	—	—	—	—	—	130	—	5	135
Redemption of common units of FAH, LLC	868	—	(843)	—	1,580	—	—	(1,580)	—
Net income	—	—	—	—	—	—	5,115	304	5,419
Period ended June 30, 2024	52,488	$5	1,433	$—	$335,808	$(658)	$(111,612)	$3,703	$227,246
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distribution to continuing equity owners	—	—	—	—	—	—	—	(35)	(35)
Equity-based compensation	—	—	—	—	6,377	—	—	—	6,377
Activity under equity-based compensation plans	781	—	—	—	227	—	—	—	227
Cumulative translation adjustment	—	—	—	—	—	8,113	—	105	8,218
Redemption of common units of FAH, LLC	782	—	(782)	—	1,511	—	—	(1,511)	—
Net loss	—	—	—	—	—	—	(68,078)	(985)	(69,063)
Period ended June 30, 2025	54,530	$5	648	$—	$351,587	$6,437	$(176,860)	$908	$182,077

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
Distribution to continuing equity owners	—	—	—	—	—	—	—	(88)	(88)
Equity-based compensation	—	—	—	—	7,100	—	—	—	7,100
Activity under equity-based compensation plans	1,071	—	—	—	947	—	—	—	947
Cumulative translation adjustment	—	—	—	—	—	(478)	—	(28)	(506)
Redemption of common units of FAH, LLC	868	—	(844)	—	1,581	—	—	(1,581)	—
Net loss	—	—	—	—	—	—	(17,548)	(699)	(18,247)
Period ended June 30, 2024	52,488	$5	1,433	$—	$335,808	$(658)	$(111,612)	$3,703	$227,246
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
Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue appropriate financing arrangements to support its working capital requirements.
The Company sources, procures and assembles inventory, primarily out of Vietnam, China and Mexico. The effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs or export controls by other countries, continue to have an adverse effect on future net sales, margins and profitability. The Company anticipates continued supply chain challenges, cost volatility, and consumer and economic uncertainty due to these rapid changes in global trade policies. The Company has implemented a plan, as described below, designed to mitigate these challenges and improve its financial position.

The Company previously disclosed in its Quarterly Report on Form 10-Q for the period ended March 31, 2025, that it was in compliance with the financial and other covenants under its Credit Agreement, dated September 17, 2021 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”). On July 16, 2025, the Company entered into Credit Agreement Amendment No. 4, that among other things, amends the Credit Agreement by waiving compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants, in each case, for the fiscal quarters ended June 30, 2025 and ending September 30, 2025.
The Credit Agreement matures in September 2026, however, the Company is not forecasted to have sufficient cash reserves to fully repay the loans outstanding under the Credit Agreement at that time, and as such, the Credit Agreement will need to be refinanced. See Note 4, “Debt”.
In connection with preparing the unaudited consolidated financial statements for the three months ended June 30, 2025, management evaluated the Company’s future liquidity, forecasted operating results and ability to comply with the covenants under its Credit Agreement, for the twelve months from the date of issuance of these financial statements and determined that, principally based on the Company’s forecast of the expected effects of the announced tariffs and other facts and conditions, the Company is forecasting that it will not be in compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) covenants as of the end of the quarter ending December 31, 2025 and future quarters. Failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default. If an event of default occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of the Company’s assets.
In addition, based on the Company’s forecast of the expected effects of the announced tariffs and other facts and conditions, the Company anticipates that its cash flows may be insufficient to support working capital needs within the next twelve months and, relatedly, the Company may not be able to comply with its minimum Qualified Cash (as defined in the Credit Agreement) covenant in future periods
Management has developed a plan, as summarized below, that, if executed successfully, it believes will provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, including to meet the Company’s obligations under the Credit Agreement. The plan includes:
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
•Gaining positive cash-inflow from operating activities through continuous overhead cost reductions, increased sales of higher margin products and working capital management, including timing of accounts receivable collections. The Company has a significant presence in international markets, which are not impacted by tariffs, and will continue to pursue strategies to grow those markets.
•Raising additional cash through the issuance of equity or debt or assessing potential amendments, including additional covenant relief, and/or refinancing of the Company’s existing debt arrangements as considered necessary. In addition, the Company intends to opportunistically consider other potential business opportunities or strategic transactions, including a potential sale of the Company. The Company will need to raise additional cash or refinance its Credit Agreement in the near term.

While management believes that the measures described in the above plan will be adequate to satisfy its liquidity requirements, there can be no assurance that management’s liquidity plan will be successfully implemented, the Company’s lenders will agree to waive, modify and/or amend the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio covenants for the periods of forecasted covenant noncompliance, or that the Credit Agreement can be refinanced before its maturity date, which all raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements.
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
Significant Accounting Policies
Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and are accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $13.4 million and $11.8 million as of June 30, 2025 and December 31, 2024, respectively.
Revenue Recognition and Sales Allowance
Revenue from the sale of the Company’s products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and has not yet filled its obligation for delivery of product. Deferred revenue was $16.0 million and $13.3 million as of June 30, 2025 and December 31, 2024, respectively, and is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.

The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of June 30, 2025 and December 31, 2024, we had reserves for sales allowances of $35.3 million and $42.2 million, respectively.
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
The Company, through its wholly-owned subsidiary TokenWave, LLC, operates the Droppp.io platform, to facilitate the buying and selling of its NFTs, holds cryptographic key information for NFTs and is a custodian for NFTs held in platform users' accounts. The Company has not incurred a loss event during the periods ended June 30, 2025 and 2024 as a result of its safeguarding.
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
Cash equivalents. As of June 30, 2025 and December 31, 2024, cash equivalents included $29.5 million and $1.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at June 30, 2025 and December 31, 2024, was approximately $112.3 million and $123.8 million, respectively. The carrying values of the Company’s debt instruments at June 30, 2025 and December 31, 2024, were $111.6 million and $122.8 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.

4. Debt
Debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving Credit Facility	$145,000	$60,000

Term Loan Facility	$104,246	$113,246
Equipment Finance Loan	8,038	10,569
Debt issuance costs	(679)	(1,000)
Total term debt	111,605	122,815
Less: current portion	108,849	22,512
Long-term debt, net	$2,756	$100,303
Long term debt under the Credit Agreement (as defined below) was classified as current for the period ended June 30, 2025 as a result of management’s evaluation of future covenant compliance. See Note 1, “Organization and Operations - Going Concern” for additional information.
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
On July 16, 2025, the Credit Agreement Parties entered into an Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement to, among other things, (i) waive compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants under the Credit Agreement, in each case, for the fiscal quarters ended June 30, 2025 and ending September 30, 2025; (ii) permanently reduce the revolving commitments (x) from $150.0 million to $135.0 million as of the effective date of the Fourth Amendment and (y) from $135.0 million to $125.0 million as of December 31, 2025; (iii) increase the applicable margin on all outstanding loans to 400 basis points until the Credit Facilities are paid in full; (iv) modify certain financial reporting obligations of the Credit Agreement Parties; (v) add additional affirmative covenants applicable to the Credit Agreement Parties and their subsidiaries; (vi) amend certain negative covenants applicable to the Credit Agreement Parties and their subsidiaries, , including to add a covenant to hold no less than $10.0 million of Qualified Cash at any time following the date of the Fourth Amendment; (vii) modify thresholds and grace periods for certain events of default; (viii) add certain new event of default triggers; and (ix) amended a covenant that the Company will not have a going concern or similar qualification to the Company’s annual audited financial statements to begin with the year ending December 31, 2025.
The Term Loan Facility matures on the Maturity Date (as defined below) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date.
Loans under the Credit Facilities will, at the Borrowers’ option, bear interest at either (i) SOFR plus (x) 4.00% per annum and (y) 0.10% per annum or (ii) ABR plus 3.00% per annum. SOFR rate is subject to a 0% floor. For loans based on ABR, interest payments are due quarterly. For loans based on SOFR, interest payments are due at the end of each applicable interest period.

The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. Following the Fourth Amendment, as of June 30, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement. The Credit Agreement Parties were also in compliance with all of the covenants then in effect under the Credit Agreement as of December 31, 2024.
At June 30, 2025 and December 31, 2024, the Credit Agreement Parties had $104.2 million and $113.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $145.0 million and $60.0 million of outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at June 30, 2025 are reset every 30 days and can be repaid and reborrowed up until the maturity date. The weighted average rate on outstanding borrowings under the Revolving Credit Facility as of June 30, 2025 and December 31, 2024 was 6.67% and 6.71%, respectively. At June 30, 2025 and December 31, 2024, the Company had $5.0 million and $90.0 million available under the Revolving Credit Facility, respectively. Pursuant to the Fourth Amendment, the commitments and outstanding borrowings under the Revolving Credit Facility have since been reduced to $135.0 million.
There were no outstanding letters of credit as of June 30, 2025 and December 31, 2024.
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
At June 30, 2025 and December 31, 2024, the Company had $8.0 million and $10.6 million outstanding under the Equipment Finance Loan, respectively.
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

The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. There were no common units of FAH, LLC acquired during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company acquired 0.8 million common units of FAH, LLC. There were 0.9 million common units of FAH, LLC acquired during both the three and six months ended June 30, 2024.
The Company estimated a TRA liability for the year ended December 31, 2024 of $547 thousand as utilization of certain portions of the deferred tax assets subject to the TRA were more likely than not to be recognized. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. The estimated gross outstanding balance of the TRA liability was $102.8 million and $99.6 million as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$547	$8,960	$547	$8,960
Additional liabilities for exchanges	—	—	3,156	—
Adjustment to remeasurement of liabilities	—	—	(3,156)	—
Ending balance	$547	$8,960	$547	$8,960
6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of June 30, 2025, we had a reserve of $27.2 million, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.
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

The consolidated complaint alleges that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Court preliminarily approved the settlement of $14.75 million on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies. The Court issued final approval of the settlement and dismissed the litigation on June 6, 2025.
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
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. The parties are awaiting a decision on the appeal.

On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. Final court approval and payment of the settlement are expected in early 2026.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment. There were no changes to the CODM nor the CODM information review during the three and six months ended June 30, 2025, other than product costs are now reported inclusive of all inventoriable costs. Subsequent to June 30, 2025, Michael Lunsford, Interim Chief Executive Officer was identified as the Company’s CODM.
The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net (loss) income that also is reported on the Company's consolidated statements of operations.
The CODM uses consolidated net (loss) income to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net (loss) income along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the three and six months ended June 30, 2025, there were no changes to the measures used for finance metrics utilized.

The following table sets forth segment information for revenue, segment net (loss) income and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$193,469	$247,657	$384,208	$463,356
Less (add):
Product, freight, duties, shipping and other inventoriable costs	95,469	103,680	176,662	199,047
License and royalty costs	35,960	39,929	68,635	73,989
Salaries, benefits, incentive and stock compensation	39,695	35,340	75,516	74,051
Warehouse labor and third-party logistics fees	7,899	10,693	17,949	21,577
Advertising and marketing	8,610	8,881	19,633	15,825
Other selling, general and administrative fees	26,055	22,983	53,968	52,039
Depreciation and amortization	14,528	15,419	29,790	30,998
Other expense, net	5,409	4,524	9,426	12,388
Income tax expense	848	789	1,692	1,689
Net (loss) income	$(41,004)	$5,419	$(69,063)	$(18,247)

The following table presents summarized product information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Core Collectible	$157,477	$186,738	$301,956	$343,859
Loungefly	31,847	41,483	67,221	82,159
Other	4,145	19,436	15,031	37,338
	$193,469	$247,657	$384,208	$463,356

The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
United States	$117,874	$163,021	$234,194	$309,387
Europe	57,784	60,382	117,914	114,625
Other International	17,811	24,254	32,100	39,344
Total net sales	$193,469	$247,657	$384,208	$463,356

	June 30, 2025	December 31, 2024
Long-term assets:
United States	$83,418	$88,705
Europe	15,179	15,055
Other International	30,792	31,236
Total long-lived assets	$129,389	$134,996
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
The Company recorded $0.8 million and $1.7 million of income tax expense for the three and six months ended June 30, 2025, respectively and $0.8 million and $1.7 million of income tax expense for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 was (2.5)%. The Company’s effective tax rate is less than the statutory rate of 21% due to the valuation allowance and foreign taxes.
On July 4, 2025, the U.S. government enacted the “One Big Beautiful Bill Act of 2025,” which includes, among other provisions, changes to the U.S. corporate income tax system—such as the allowance of immediate expensing of qualifying research and development expenditures and the permanent extension of certain provisions from the Tax Cuts and Jobs Act.
Certain provisions are effective for the Company beginning in fiscal 2026. In accordance with ASC 740, Income Taxes, the Company will recognize the impact of these tax law changes in the period of enactment. The Company is currently evaluating the impact of this legislation on its financial statements, including the potential effects on deferred tax balances and the effective tax rate.
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
Net (loss) income and comprehensive (loss) income are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2025 and December 31, 2024, Funko, Inc. owned 54.5 million and 53.0 million of FAH, LLC common units, respectively, representing a 98.6% and 97.2% economic ownership interest in FAH, LLC, respectively.
Net (loss) income and comprehensive (loss) income of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net (loss) income and comprehensive (loss) income of FAH, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Funko, Inc.
Equity-based compensation	$3,112	$3,276	$6,377	$7,100
10. Earnings per Share
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(41,004)	$5,419	$(69,063)	$(18,247)
Less: net (loss) income attributable to non-controlling interests	(514)	304	(985)	(699)
Net (loss) income attributable to Funko, Inc. — basic and diluted	$(40,490)	$5,115	$(68,078)	$(17,548)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	54,362,341	52,106,512	53,948,365	51,406,075
Add: Dilutive Funko, Inc. equity compensation awards	—	498,437	—	—
Weighted-average shares of Class A common stock outstanding — diluted	54,362,341	52,604,949	53,948,365	51,406,075
(Loss) earnings per share of Class A common stock — basic	$(0.74)	$0.10	$(1.26)	$(0.34)
(Loss) earnings per share of Class A common stock — diluted	$(0.74)	$0.10	$(1.26)	$(0.34)
For the three months ended June 30, 2025 and 2024, an aggregate of 7.0 million and 6.7 million, respectively, and for the six months ended June 30, 2025 and 2024, an aggregate of 5.9 million and 7.1 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended June 30, 2025 and 2024, anti-dilutive securities included 0.7 million and 2.0 million, respectively, and for the six months ended June 30, 2025 and 2024, anti-dilutive securities included 0.9 million and 2.4 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted (loss) earnings per share because the effect would have been anti-dilutive under the if-converted method.
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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 39% of our net sales in the six months ended June 30, 2025 generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, including greater political uncertainty, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have canceled their orders. Moreover, tariffs on imports have adversely impacted and are expected to adversely impact our costs, and we have raised prices for certain of our products. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income, and could impact consumer discretionary spending in future periods. We have strategically adjusted our inventory buy-in to focus on non-exclusive core products in order to help mitigate this impact. For additional information regarding our financial condition, see “Liquidity and Financial Condition” below.
Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(amounts in thousands)
Net sales	$193,469	$247,657	$384,208	$463,356
Net (loss) income	$(41,004)	$5,419	$(69,063)	$(18,247)
EBITDA (1)	$(21,106)	$26,708	$(29,210)	$25,832
Adjusted EBITDA (1)	$(16,531)	$27,917	$(21,194)	$37,491
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

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth information comparing the components of net (loss) income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Period over Period Change
	2025	2024	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$193,469	$247,657	$(54,188)	(21.9)%
Cost of sales (exclusive of depreciation and amortization)	131,429	143,609	(12,180)	(8.5)%
Selling, general, and administrative expenses	82,259	77,897	4,362	5.6%
Depreciation and amortization	14,528	15,419	(891)	(5.8)%
Total operating expenses	228,216	236,925	(8,709)	(3.7)%
(Loss) income from operations	(34,747)	10,732	(45,479)	nm
Interest expense, net	4,522	5,081	(559)	(11.0)%
Other expense (income), net	887	(557)	1,444	nm
(Loss) income before income taxes	(40,156)	6,208	(46,364)	nm
Income tax expense	848	789	59	7.5%
Net (loss) income	(41,004)	5,419	(46,423)	nm
Less: net (loss) income attributable to non-controlling interests	(514)	304	(818)	nm
Net (loss) income attributable to Funko, Inc.	$(40,490)	$5,115	$(45,605)	nm
Net Sales
Net sales were $193.5 million for the three months ended June 30, 2025, a decrease of 21.9%, compared to $247.7 million for the three months ended June 30, 2024. The decrease in net sales was across all distribution channels as a result of tariff disruption and general macroeconomic uncertainty for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
On a geographical basis, net sales in the United States decreased 27.7% to $117.9 million in the three months ended June 30, 2025 as compared to $163.0 million in the three months ended June 30, 2024. Net sales in Europe decreased 4.3% to $57.8 million in the three months ended June 30, 2025 as compared to $60.4 million in the three months ended June 30, 2024, primarily as a result of $4.0 million nonrecurring net sales in other branded category including Funko Games. Net sales in other international locations decreased 26.6% to $17.8 million in the three months ended June 30, 2025 as compared to $24.3 million in the three months ended June 30, 2024.
On a branded category basis, net sales of the Core Collectible branded category decreased 15.7% to $157.5 million in the three months ended June 30, 2025 as compared to $186.7 million in the three months ended June 30, 2024. Loungefly branded category net sales decreased 23.2% to $31.8 million in the three months ended June 30, 2025 as compared to $41.5 million in the three months ended June 30, 2024. Other branded category net sales decreased 78.7% to $4.1 million in the three months ended June 30, 2025 as compared to $19.4 million in the three months ended June 30, 2024.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $131.4 million for the three months ended June 30, 2025, a decrease of 8.5%, compared to $143.6 million for the three months ended June 30, 2024. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 32.1% for the three months ended June 30, 2025, compared to 42.0% for the three months ended June 30, 2024. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was driven primarily by increased inventory reserves as well as increased shipping, freight and duty costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $82.3 million for the three months ended June 30, 2025, an increase of 5.6%, compared to $77.9 million for the three months ended June 30, 2024. The increase was driven primarily by a $3.2 million increase in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), a $2.4 million increase in professional fees, related to a net one-time legal settlement gain of $1.4 million related to a previously disclosed Loungefly customs-related matter for the three months ended June 30, 2024, a $2.0 million increase in software fees, offset by a $1.9 million decrease in facilities and rent related to decreased usage of third-party logistics sites. Selling, general and administrative expenses were 42.5% and 31.5% of net sales for each of the three months ended June 30, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $14.5 million for the three months ended June 30, 2025, a decrease of 5.8%, compared to $15.4 million for the three months ended June 30, 2024, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $4.5 million for the three months ended June 30, 2025, a decrease of 11.0%, compared to $5.1 million for the three months ended June 30, 2024. The decrease in interest expense, net was due primarily to interest expense related to a tax receivable agreement liability accrued during the three months ended June 30, 2024.
Other Expense (Income), Net
Other expense, net was $0.9 million and other income, net was $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Other expense (income), net for the three months ended June 30, 2025 and 2024 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $0.8 million for the three months ended June 30, 2025 and 2024, respectively.

Net Loss (Income)
Net loss was $41.0 million for the three months ended June 30, 2025, compared to net income of $5.4 million for the three months ended June 30, 2024. The increase in net loss was primarily due to the decrease in net sales outpacing the decrease in operating expenses as compared to the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth information comparing the components of net loss for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Period over Period Change
	2025	2024	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$384,208	$463,356	$(79,148)	(17.1)%
Cost of sales (exclusive of depreciation and amortization)	245,297	273,036	(27,739)	(10.2)%
Selling, general, and administrative expenses	167,066	163,492	3,574	2.2%
Depreciation and amortization	29,790	30,998	(1,208)	(3.9)%
Total operating expenses	442,153	467,526	(25,373)	(5.4)%
Loss from operations	(57,945)	(4,170)	(53,775)	nm
Interest expense, net	8,371	11,392	(3,021)	(26.5)%
Other expense, net	1,055	996	59	5.9%
Loss before income taxes	(67,371)	(16,558)	(50,813)	nm
Income tax expense	1,692	1,689	3	0.2%
Net loss	(69,063)	(18,247)	(50,816)	nm
Less: net loss attributable to non-controlling interests	(985)	(699)	(286)	40.9%
Net loss attributable to Funko, Inc.	$(68,078)	$(17,548)	$(50,530)	nm
Net Sales
Net sales were $384.2 million for the six months ended June 30, 2025, a decrease of 17.1%, compared to $463.4 million for the six months ended June 30, 2024. The decrease in net sales was due primarily to decreased sales to specialty and mass market retailers as a result of tariff disruption and general macroeconomic uncertainty for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
On a geographical basis, net sales in the United States decreased 24.3% to $234.2 million in the six months ended June 30, 2025 as compared to $309.4 million in the six months ended June 30, 2024. Net sales in Europe increased 2.9% to $117.9 million in the six months ended June 30, 2025 as compared to $114.6 million in the six months ended June 30, 2024. Net sales in other international locations decreased 18.4% to $32.1 million in the six months ended June 30, 2025 as compared to $39.3 million in the six months ended June 30, 2024.

On a branded category basis, net sales of the Core Collectible branded category decreased 12.2% to $302.0 million in the six months ended June 30, 2025 as compared to $343.9 million in the six months ended June 30, 2024. Loungefly branded category net sales decreased 18.2% to $67.2 million in the six months ended June 30, 2025 as compared to $82.2 million in the six months ended June 30, 2024. Other branded category net sales decreased 59.7% to $15.0 million in the six months ended June 30, 2025 as compared to $37.3 million in the six months ended June 30, 2024.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $245.3 million for the six months ended June 30, 2025, a decrease of 10.2%, compared to $273.0 million for the six months ended June 30, 2024. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 36.2% for the six months ended June 30, 2025, compared to 41.1% for the six months ended June 30, 2024. The decrease in gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was driven primarily by increased inventory reserves as well as increased shipping, freight and duty costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $167.1 million for the six months ended June 30, 2025, an increase of 2.2%, compared to $163.5 million for the six months ended June 30, 2024. The increase was driven primarily by a $3.8 million increase in advertising and marketing fees, a $2.8 million increase in software fees, offset by a $2.0 million decrease in facilities and rent, related to decreased usage of third-party logistics sites. Selling, general and administrative expenses were 43.5% and 35.3% of net sales for each of the six months ended June 30, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $29.8 million for the six months ended June 30, 2025, a decrease of 3.9%, compared to $31.0 million for the six months ended June 30, 2024, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $8.4 million for the six months ended June 30, 2025, a decrease of 26.5%, compared to $11.4 million for the six months ended June 30, 2024. The decrease in interest expense, net was due primarily to lower average balance of debt outstanding during the six months ended June 30, 2025.
Other Expense, Net
Other expense, net was $1.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. Other expense, net for the six months ended June 30, 2025 and 2024 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $1.7 million for both the six months ended June 30, 2025 and 2024.

Net Loss
Net loss was $69.1 million for the six months ended June 30, 2025, compared to $18.2 million for the six months ended June 30, 2024. The increase in net loss was primarily due to the decrease in net sales outpacing the decrease in operating expenses as compared to the six months ended June 30, 2024.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted (Loss) Earnings per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, (loss) income per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net (loss) income before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net (Loss) Income as net (loss) income attributable to Funko, Inc. adjusted for the reallocation of (loss) income attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and the income tax expense (benefit) effect of these adjustments. We define Adjusted (Loss) Earnings per Diluted Share as Adjusted Net (Loss) Income divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net (loss) income or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as indicators of financial performance. Some of the limitations are:
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
Due to these limitations, Non-GAAP Financial Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, the Non-GAAP Financial Measures include adjustments for non-cash charges related to equity-based compensation programs, acquisition costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. It is reasonable to expect that certain of these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other companies over time. Each of the normal recurring adjustments and other adjustments described herein and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net (loss) income, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net (loss) income attributable to Funko, Inc.	$(40,490)	$5,115	$(68,078)	$(17,548)
Reallocation of net (loss) income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(514)	304	(985)	(699)
Equity-based compensation (2)	3,112	3,276	6,377	7,100
Acquisition costs and other expenses (3)	—	(1,605)	—	1,579
Certain severance, relocation and related costs (4)	—	101	—	1,967
Foreign currency transaction loss (gain) (5)	1,463	(563)	1,639	1,013
Income tax expense (benefit) (6)	9,743	(1,065)	16,531	2,914
Adjusted net (loss) income	$(26,686)	$5,563	$(44,516)	$(3,674)
Weighted-average shares of Class A common stock outstanding - basic	54,362	52,107	53,948	51,406
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	749	2,473	907	2,350
Adjusted weighted-average shares of Class A stock outstanding - diluted	55,111	54,580	54,855	53,756

(Loss) earnings per diluted share	$(0.74)	$0.10	$(1.26)	$(0.34)
Adjusted (loss) earnings per diluted share	$(0.48)	$0.10	$(0.81)	$(0.07)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(amounts in thousands)
Net (loss) income	$(41,004)	$5,419	$(69,063)	$(18,247)
Interest expense, net	4,522	5,081	8,371	11,392
Income tax expense	848	789	1,692	1,689
Depreciation and amortization	14,528	15,419	29,790	30,998
EBITDA	$(21,106)	$26,708	$(29,210)	$25,832
Adjustments:
Equity-based compensation (2)	3,112	3,276	6,377	7,100
Acquisition costs and other expenses (3)	—	(1,605)	—	1,579
Certain severance, relocation and related costs (4)	—	101	—	1,967
Foreign currency transaction loss (gain) (5)	1,463	(563)	1,639	1,013
Adjusted EBITDA	$(16,531)	$27,917	$(21,194)	$37,491
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)For the three months ended June 30, 2024, includes a net one-time legal settlement gain of $1.4 million related to a previously disclosed Loungefly customs-related matter. For the six months ended June 30, 2024, also includes $3.2 million related to contract settlement agreements and related services for assets held for sale (including fair market value adjustments of $135,000) related to a potential business initiative and the sale of certain assets under Funko Games.

(4)For the three and six months ended June 30, 2024, includes charges related to severance and benefit costs related to certain management departures.
(5)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(6)Represents the income tax expense (benefit) effect of the above adjustments including net (loss) income. This adjustment uses an effective tax rate of 25% for all periods presented.
Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. Our primary sources of cash flows have been cash flows from operating activities and borrowings under the Credit Agreement with FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) and JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”).
The challenging retail environment, in particular as a result of the current tariff environment, has adversely impacted and is expected to adversely impact our performance. On July 16, 2025, we entered into Amendment No. 4 (the “Fourth Amendment”) to our Credit Agreement, dated September 17, 2021 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”), that among other things, amends the Credit Agreement by waiving compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants, in each case, for the fiscal quarters ended June 30, 2025 and ending September 30, 2025.
The Credit Agreement matures in September 2026, however, we are not forecasted to have sufficient cash reserves to fully repay the loans outstanding under the Credit Agreement at that time, and as such, the Credit Agreement will need to be refinanced. See Part I, Item 1, “Financial Statements - Note 4, “Debt” for additional information.
In connection with preparing the unaudited consolidated financial statements for the three months ended June 30, 2025, management evaluated our future liquidity, forecasted operating results and ability to comply with the covenants under our Credit Agreement, for the twelve months from the date of issuance of these financial statements and determined that, principally based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we are forecasting that we will not be in compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) covenants as of the end of the quarter ending December 31, 2025 and future quarters. Failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default. If an event of default occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of our assets.
In addition, based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we anticipate that our cash flows may be insufficient to support working capital needs within the next twelve months and, relatedly, we may not be able to comply with our minimum Qualified Cash (as defined in the Credit Agreement) covenant in future periods.

Management has developed a plan, as summarized below, that, if executed successfully, we believe will provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, including to meet our obligations under the Credit Agreement. The plan includes:
•Continuing to monitor our commercial pricing strategy, working with current and potential sourcing partners to mitigate the effects of increasing costs, including shifting certain manufacturing out of China, and, if necessary and consistent with our existing contractual commitments, decreasing our activity level and capital expenditures further. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility.
•Gaining positive cash-inflow from operating activities through continuous overhead cost reductions and increased sales of higher margin products and working capital management, including timing of accounts receivable collections. We have a significant presence in international markets, which are not impacted by tariffs, and will continue to pursue strategies to grow those markets.
•Raising additional cash through the issuance of equity or debt or assessing potential amendments, including additional covenant relief and/or refinancing of our existing debt arrangements as considered necessary. In addition, we intend to opportunistically consider other potential business opportunities or strategic transactions, including a potential sale of the Company. We will need to raise additional cash or refinance our Credit Agreement in the near term.
While management believes that the measures described in the above plan will be adequate to satisfy our liquidity requirements, there can be no assurance that management’s liquidity plan will be successfully implemented, our lenders will agree to waive, modify and/or amend the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio covenants for the periods of forecasted covenant noncompliance, or that the Credit Agreement can be refinanced before its maturity date, which all raise substantial doubt about our ability to continue as a going concern for the next twelve months.
See Part I, Item 1, “Financial Statements - Note 1, “Organization and Operations” and Part II, Item 1A, Risk Factors – “There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current retail environment” for additional information.
We expect to have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. In addition, the Board has initiated a formal review process to evaluate strategic alternatives for the Company, including a potential sale of the Company. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome.

Liquidity and Capital Resources
The following table shows summary cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(44,442)	$60,395
Net cash used in investing activities	(15,241)	(5,989)
Net cash provided by (used in) financing activities	73,663	(49,285)
Effect of exchange rates on cash and cash equivalents	516	(23)
Net change in cash and cash equivalents	$14,496	$5,098
Operating Activities. Net cash used in operating activities was $44.4 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $60.4 million for the six months ended June 30, 2024. Changes in net cash used in or provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 62 days).
The increase in net cash used in operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to changes in working capital that increased net cash used in operating activities by $52.8 million, an increase in net loss of $50.8 million and changes in depreciation and amortization, equity-based compensation and other, net of $1.3 million. Within working capital, the primary drivers were increases in accrued expenses and other current liabilities of $10.0 million, and, accrued royalties of $12.6 million and decreases to prepaid expenses and other assets of $23.1 million and inventory of $15.9 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the six months ended June 30, 2025, net cash used in investing activities was $15.2 million and was primarily related to purchases of tooling and molds used for production of our product lines. For the six months ended June 30, 2024, net cash provided by investing activities was $6.0 million related to the sale of inventory and certain intellectual property marketed under and related to Funko Games of $6.8 million, offset by purchases of tooling and molds used for production of our product lines of $13.3 million.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility.
For the six months ended June 30, 2025, net cash provided by financing activities was $73.7 million, primarily related to borrowings on the Revolving Line of Credit Facility of $85.0 million, offset by payments on the Term Loan Facility and Equipment Finance Loan of $11.5 million. For the six months ended June 30, 2024, net cash used in financing activities was $49.3 million, primarily related to payments on the Term Loan Facility and Equipment Finance Loan of $19.6 million and repayment of borrowings on the Revolving Line of Credit Facility of $30.5 million.

Credit Facilities
As of June 30, 2025, we had $103.6 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $0.7 million) and $145.0 million outstanding borrowings under our Revolving Credit Facility. Pursuant to the Fourth Amendment, the commitments and outstanding borrowings under the Revolving Credit Facility have since been reduced to $135.0 million. The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date.
Loans under the Credit Facilities will, at the Borrowers’ option, bear interest at either (i) SOFR plus (x) 4.00% per annum and (y) 0.10% per annum or (ii) ABR plus 3.00% per annum. SOFR rate is subject to a 0% floor. For loans based on ABR, interest payments are due quarterly. For loans based on SOFR, interest payments are due at the end of each applicable interest period.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio of 2.50:1.00 and a minimum Fixed Charge Coverage Ratio of 1.25:1.00 (in each case, measured on a trailing four-quarter basis). The Fourth Amendment waives the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio covenants under the Credit Agreement for the periods ended June 30, 2025 and ending September 30, 2025. The maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio, will reset for the fiscal quarter ended December 31, 2025 and each fiscal quarter thereafter through the Maturity Date. For additional information regarding the terms of the Fourth Amendment, see Note 4, “Debt.”
As of December 31, 2024, we were in compliance with all covenants in our credit agreement in effect at such time. Following the entrance into the Fourth Amendment, as of June 30, 2025, the Credit Agreement Parties were in compliance with the financial and other covenants then in effect and required to be tested under the Credit Agreement.

In connection with preparing the unaudited consolidated financial statements for the three months ended June 30, 2025, management evaluated our future liquidity, forecasted operating results and ability to comply with the covenants under our Credit Agreement for the twelve months from the date of issuance of these financial statements and determined that, principally based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we are forecasting that we will not be in compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) covenants as of the end of the quarter ending December 31, 2025 and future quarters. Failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default. If an event of default occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of our assets.
The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain material monetary judgments and changes of control. The Credit Agreement defines “change of control” to include, among other things, any person or group other than TCG and its affiliates becoming the beneficial owner of more than 35% of the voting power of the equity interests of Funko, Inc.
Future Sources and Uses of Liquidity
As of June 30, 2025, we had $49.2 million of cash and cash equivalents and $(161.7) million of working capital, compared with $34.7 million of cash and cash equivalents and $(18.7) million of working capital as of December 31, 2024. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our Revolving Credit Facility.
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
We have evaluated potential goodwill impairment triggering events as of June 30, 2025, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. We will continue to evaluate for other-than-temporary impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment. We also expect to assess the recoverability of the carrying value our identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of June 30, 2025, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2024 10-K.
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
•We have hired compliance personnel to oversee the remediation of the material weaknesses;
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 39% and 34% of our sales for the six months ended June 30, 2025 and 2024, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. Recently, the U.S. presidential administration has announced new and increased tariffs on a broad range of imported goods, including on imports from China, Vietnam and Mexico. U.S. tariff impositions against certain exports have been followed by retaliatory tariffs on U.S. exports to certain countries. Certain of the products we purchase from manufacturers in China, Vietnam and Mexico have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. The U.S. presidential administration is continuing to review its U.S. trade policy and tariffs generally, leading to continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. U.S. tariff impositions against Vietnam, China or Mexico could have a material adverse effect on our business, results of operations and financial condition.

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
FAH, LLC and certain of its material domestic subsidiaries from time to time are parties to a credit agreement (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $150.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of June 30, 2025, we had $248.6 million of indebtedness outstanding under the Credit Facilities, consisting of $103.6 million outstanding under our Term Loan Facility (net of unamortized discount of $0.7 million) and $145.0 million outstanding borrowings under our Revolving Credit Facility. Pursuant to the Fourth Amendment, the commitments and outstanding borrowings under the Revolving Credit Facility have since been reduced to $135.0 million.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of June 30, 2025, the Company had $8.0 million outstanding under the Equipment Finance Loan.

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

The restrictive covenants in the Credit Agreement also include certain financial covenants that require us to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (in each case, measured on a trailing four-quarter basis). We entered into the Fourth Amendment that, among other things, amends the Credit Agreement by (i) waiving compliance with (x) the maximum Net Leverage Ratio financial covenant and (y) the minimum Fixed Charge Coverage Ratio financial covenant, in each case, for the fiscal quarters ended June 30, 2025 and ending September 30, 2025. The maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio will reset for the fiscal quarter ended December 31, 2025 and each fiscal quarter thereafter through the Maturity Date. See Part I, Item 1, “Financial Statements - Note 4, “Debt” for additional information. There can be no guarantee that we will not breach these covenants in the future. Our ability to comply with our financial covenants and the other covenants and restrictions under our Credit Facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our Credit Facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with our financial covenants as described above, or with any of the other covenants or restrictions under our Credit Facilities, could result in an event of default under our Credit Facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current retail environment and potentially insufficient working capital.
The challenging retail environment, in particular as a result of the current tariff environment, has significantly adversely impacted and is expected to continue to significantly adversely impact our performance. These factors have placed significant pressure on our ability to comply with (i) the maximum Net Leverage Ratio (as defined in the Credit Agreement), (ii) the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and (iii) the minimum Qualified Cash (as defined in the Credit Agreement) financial covenants (collectively, the “Financial Covenants”),set forth in our Credit Agreement. Failure to satisfy the Financial Covenants, without a timely cure or waiver would result in an event of default under our Credit Agreement. If an event of default under our Credit Agreement occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to enforce their security interests against the collateral pledged to them, which includes substantially all of our assets.
Management evaluated our future liquidity, forecasted operating results and ability to comply with the Financial Covenants under our Credit Agreement for the twelve months from the date of issuance of these financial statements and determined that, principally based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we are forecasting that we will not be in compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio covenants as of the end of the fiscal quarter ending December 31, 2025 and future fiscal quarters.
In addition, based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we anticipate that our cash flows may be insufficient to support working capital needs within the next twelve months and, relatedly, we may not be in compliance with our minimum Qualified Cash covenant in future periods. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
In the future, we expect to require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, including in the event we are unable to maintain compliance with the Financial Covenants or other covenants contained in the Credit Agreement, and may determine to engage in equity or debt financings or enter into credit facilities or refinance existing indebtedness for other reasons.
The Credit Facilities under the Credit Agreement will mature in September 2026. The Credit Agreement includes a covenant requiring us to meet certain milestones between the date hereof and February 2026, which are designed to result in either a refinancing of our credit facilities or a sale of all or substantially all of the Company, in each case, leading to the full repayment of our credit facilities (such covenant, the “Milestone Covenant”). We may not be able to timely refinance our existing debt, secure additional debt or equity financing on favorable terms, or at all, including due to our current financial condition, market volatility and uncertainty resulting from international conflicts or geopolitical tensions, among other factors. Failure to satisfy the Milestone Covenant, without a timely cure or waiver would result in an event of default under our Credit Agreement. If an event of default under our Credit Agreement occurs and is not cured or waived, the Required Lenders could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to enforce their security interests against the collateral pledged to them, which includes substantially all of our assets.
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

We are reviewing strategic alternatives. There can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
Our Board has initiated a formal review process to evaluate strategic alternatives for the Company, including a potential sale of the Company, aimed at maximizing value for our stockholders and complying with the aforementioned Milestone Covenant in the Credit Agreement. The process of reviewing strategic alternatives may be costly, time consuming and complex and we may incur significant costs related to this review, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or action and there is no defined timeline for completion of the review process. There can be no assurance that any potential strategic alternative, if identified, evaluated and consummated, will have a positive impact on our business or provide greater value to our stockholders than that reflected in the current price of our common stock.
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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,108 as of June 30, 2025. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in Mexico and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a domestic enterprise resource planning system, warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.

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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership or changes in our financial condition will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 64% and 68% of our sales for the six months ended June 30, 2025 and 2024, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 29% and 35% of our sales for the six months ended June 30, 2025 and 2024, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of June 30, 2025, we had a reserve of $27.2 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 31% of our sales for both the six months ended June 30, 2025 and 2024, respectively.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the six months ended June 30, 2025 and 2024, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 36.2% and 41.1%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Certain of these factors have adversely impacted our business and results of operations in the past. If any of these factors, or other factors unknown to us at this time, occur in the future, then our gross margin could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.

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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 79% and 74% of our sales for each of the six months ended June 30, 2025 and 2024, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of June 30, 2025 and December 31, 2024, we recorded reserves of $10.0 million and $8.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of June 30, 2025, we owned approximately 101 registered U.S. trademarks, 338 registered international trademarks, 12 pending U.S. trademark applications and 27 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In July 2025, we announced that Michael Lunsford, a member of our Board of Directors, was appointed as our Interim Chief Executive Officer, succeeding our former Chief Executive Officer, Cynthia Williams. The recent and any future changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key person life insurance policies on any member of our senior management team or on our other key employees.
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
In addition, changes in law and policy relating to taxes could adversely affect us. Taxing authorities and other officials regularly propose significant changes to tax laws, some of which may affect our business. The Organization for Economic Co-operation and Development (the “OECD”) announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles, and adoption of these guidelines may increase tax uncertainty and increase taxes applicable to us. In addition, in July 2025, Public Law No: 119-21, known as the “One Big Beautiful Bill” (the “Tax Reform Bill”), was signed into law. The Tax Reform Bill made multiple changes to U.S. federal income tax laws, which could have implications for us and also for investors. The Tax Reform Bill modified federal income tax rules relating to the expensing of research and development costs, certain other capital expenditures and certain business interest expense. Moreover, various aspects of the Tax Reform Bill are unclear, and administrative guidance is anticipated regarding the application of numerous provisions in the Tax Reform Bill. There can be no assurance that the Tax Reform Bill and any resulting administrative guidance would not adversely affect us and the tax consequences to an investor. We cannot predict whether the U.S. Congress or any other governmental body may enact new tax legislation or tax regulations, or offer any assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on our business, results of operations, financial condition or prospects.
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
The consolidated complaint alleges that we violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with our IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for our Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Court preliminarily approved the settlement on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies. The Court issued final approval of the settlement and dismissed the litigation on June 6, 2025.
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

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed lead plaintiff, and on August 29, 2023, the parties submitted a joint stipulated scheduling order. Plaintiff’s amended complaint was filed October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiff seeks to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. The parties are awaiting a decision on the appeal.
On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. Final court approval and payment of the settlement are expected in early 2026.
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
Additionally, the Continuing Equity Owners who, as of August 5, 2025, collectively hold approximately 1.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.

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
We have no material assets other than our ownership of 54,530,124 common units of FAH, LLC as of June 30, 2025, representing approximately 98.6% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
As of August 5, 2025, we had an aggregate of 145,282,423 shares of Class A common stock authorized but unissued, as well as approximately 749,177 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of June 30, 2025, 1,463,604 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,377,460 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of June 30, 2025, we had granted 2,715,234 shares of Class A common stock underlying stock options and 4,549,531 shares of Class A common stock underlying restricted stock units and 42,367 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Inducement Award Plan. As of June 30, 2025, we had granted 481,510 shares of Class A common stock underlying restricted stock units and 297,974 shares of Class A common stock underlying performance stock options to a certain executive officer under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
We have identified material weaknesses in our internal control over financial reporting, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q and our independent registered public accounting firm was not able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting in our 2024 10-K. In addition to taking remediation measures in response to the material weaknesses we identified, we expect to need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. In addition, as a result of our current material weaknesses or future material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could also diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

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
We rely extensively on various IT Systems for internal and external operations that are critical to our business, and while we operate certain of these IT Systems, we also rely on third-party providers for a host of technologies, products and services. In addition, in the ordinary course of business, both we and our third-party providers collect, process and maintain significant amounts of data, including proprietary and confidential business information as well as personal information (collectively "Confidential Information"). This Confidential Information relates to all aspects of our business, including but not limited to current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data.
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
c)    Securities Trading Arrangements of Directors and Section 16 Officers.
On May 13, 2025, Yves Le Pendeven, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 41,345 shares of the Company’s common stock between September 11, 2025 and August 31, 2026, subject to certain conditions.
Other than the foregoing, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “ non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023

10.1	Amendment No. 4, dated as of July 16, 2025, by and among Funko Acquisition Holdings, L.L.C., the subsidiary borrowers party thereto, the consenting lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-38274	3.1	7/17/2025

31.1	Certification of Interim Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 7, 2025	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)