Form 10-Q
period 2025-09-30
Funko, Inc.
filed 2025-11-06
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2025, the registrant had 54,742,995 shares of Class A common stock, $0.0001 par value per share, and 647,833 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions, including the imposition of tariffs and the uncertainty over U.S. trade and tariff policies, on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, anticipated benefits from sales under our registration statement on Form S-3 and Sales Agreement, as defined herein, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, our review of strategic alternatives, our ability to continue as a going concern, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
•There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current tariff retail environment and potentially insufficient working capital and potential non-compliance with other covenants as defined within the Fourth Amendment, as defined herein.
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$250,905	$292,765	$635,113	$756,121
Cost of sales (exclusive of depreciation and amortization)	150,154	172,956	395,451	445,992
Selling, general, and administrative expenses	79,794	92,662	246,860	256,154
Depreciation and amortization	14,529	15,411	44,319	46,409
Total operating expenses	244,477	281,029	686,630	748,555
Income (loss) from operations	6,428	11,736	(51,517)	7,566
Interest expense, net	5,611	4,971	13,982	16,363
Other (income) expense, net	(1,359)	998	(304)	1,994
Income (loss) before income taxes	2,176	5,767	(65,195)	(10,791)
Income tax expense	1,228	1,170	2,920	2,859
Net income (loss)	948	4,597	(68,115)	(13,650)
Less: net income (loss) attributable to non-controlling interests	47	267	(938)	(432)
Net income (loss) attributable to Funko, Inc.	$901	$4,330	$(67,177)	$(13,218)
Earnings (loss) per share of Class A common stock:
Basic	$0.02	$0.08	$(1.24)	$(0.26)
Diluted	$0.02	$0.08	$(1.24)	$(0.26)
Weighted average shares of Class A common stock outstanding:
Basic	54,649	52,523	54,184	51,781
Diluted	54,707	53,428	54,184	51,781
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$948	$4,597	$(68,115)	$(13,650)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(1,919)	4,768	6,299	4,262
Comprehensive (loss) income	(971)	9,365	(61,816)	(9,388)
Less: Comprehensive income (loss) attributable to non-controlling interests	21	426	(859)	(301)
Comprehensive (loss) income attributable to Funko, Inc.	$(992)	$8,939	$(60,957)	$(9,087)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$39,177	$34,655
Accounts receivable, net	128,434	119,882
Inventories	99,805	92,580
Prepaid expenses and other current assets	32,527	39,942
Total current assets	299,943	287,059
Property and equipment, net	70,631	78,357
Operating lease right-of-use assets, net	48,766	52,846
Goodwill	133,920	133,652
Intangible assets, net	139,789	151,547
Other assets	6,222	3,793
Total assets	$699,271	$707,254
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$135,000	$60,000
Current portion of long-term debt	104,579	22,512
Current portion of operating lease liabilities	18,720	17,102
Accounts payable	63,952	63,130
Accrued royalties	57,795	61,362
Accrued expenses and other current liabilities	77,363	81,688
Total current liabilities	457,409	305,794
Long-term debt	1,388	100,303
Operating lease liabilities	52,548	60,390
Other long-term liabilities	4,313	4,414

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 54,740 and 52,967 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 648 and 1,430 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	354,094	343,472
Accumulated other comprehensive income (loss)	4,544	(1,676)
Accumulated deficit	(175,959)	(108,782)
Total stockholders’ equity attributable to Funko, Inc.	182,684	233,019
Non-controlling interests	929	3,334
Total stockholders’ equity	183,613	236,353
Total liabilities and stockholders’ equity	$699,271	$707,254
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Operating Activities
Net loss	$(68,115)	$(13,650)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,319	46,409
Equity-based compensation	8,906	10,530
Other, net	(2,298)	(271)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,617)	(38,547)
Inventories	(4,755)	3,306
Prepaid expenses and other assets	13,847	26,608
Accounts payable	(153)	23,851
Accrued royalties	(3,567)	6,838
Accrued expenses and other liabilities	(15,773)	(1,332)
Net cash (used in) provided by operating activities	(33,206)	63,742

Investing Activities
Purchases of property and equipment	(24,064)	(20,796)
Sale of Funko Games inventory and certain intellectual property	—	6,754
Other, net	1,042	655
Net cash used in investing activities	(23,022)	(13,387)

Financing Activities
Borrowings on line of credit	85,000	25,000
Payments on line of credit	(10,000)	(50,500)
Payments of long-term debt	(17,323)	(25,365)
Payments under tax receivable agreement	—	(8,960)
Other, net	171	1,250
Net cash provided by (used in) financing activities	57,848	(58,575)

Effect of exchange rates on cash and cash equivalents	2,902	313

Net change in cash and cash equivalents	4,522	(7,907)
Cash and cash equivalents at beginning of period	34,655	36,453
Cash and cash equivalents at end of period	$39,177	$28,546
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended June 30, 2025	54,530	$5	648	$—	$351,587	$6,437	$(176,860)	$908	$182,077
Equity-based compensation	—	—	—	—	2,529	—	—	—	2,529
Activity under equity-based compensation plans	210	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(1,893)	—	(26)	(1,919)
Other	—	—	—	—	(22)	—	—	—	(22)
Net income	—	—	—	—	—	—	901	47	948
Period ended September 30, 2025	54,740	$5	648	$—	$354,094	$4,544	$(175,959)	$929	$183,613

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended June 30, 2024	52,488	$5	1,433	$—	$335,808	$(658)	$(111,612)	$3,703	$227,246
Equity-based compensation	—	—	—	—	3,430	—	—	—	3,430
Activity under equity-based compensation plans	104	—	—	—	391	—	—	—	391
Cumulative translation adjustment	—	—	—	—	—	4,609	—	159	4,768
Redemption of common units of FAH, LLC	100	—	—	—	205	—	—	(205)	—
Net income	—	—	—	—	—	—	4,330	267	4,597
Period ended September 30, 2024	52,692	$5	1,433	$—	$339,834	$3,951	$(107,282)	$3,924	$240,432
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distribution to continuing equity owners	—	—	—	—	—	—	—	(35)	(35)
Equity-based compensation	—	—	—	—	8,906	—	—	—	8,906
Activity under equity-based compensation plans	991	—	—	—	227	—	—	—	227
Cumulative translation adjustment	—	—	—	—	—	6,220	—	79	6,299
Redemption of common units of FAH, LLC	782	—	(782)	—	1,511	—	—	(1,511)	—
Other	—	—	—	—	(22)	—	—	—	(22)
Net loss	—	—	—	—	—	—	(67,177)	(938)	(68,115)
Period ended September 30, 2025	54,740	$5	648	$—	$354,094	$4,544	$(175,959)	$929	$183,613

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
Distribution to continuing equity owners	—	—	—	—	—	—	—	(88)	(88)
Equity-based compensation	—	—	—	—	10,530	—	—	—	10,530
Activity under equity-based compensation plans	1,175	—	—	—	1,338	—	—	—	1,338
Cumulative translation adjustment	—	—	—	—	—	4,131	—	131	4,262
Redemption of common units of FAH, LLC	968	—	(844)	—	1,786	—	—	(1,786)	—
Net loss	—	—	—	—	—	—	(13,218)	(432)	(13,650)
Period ended September 30, 2024	52,692	$5	1,433	$—	$339,834	$3,951	$(107,282)	$3,924	$240,432
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair statement of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2025, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in Exhibit 99.1 to the Current Report on Form 8-K filed on August 7, 2025.
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

The Company is party to a Credit Agreement, dated September 17, 2021 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”). On July 16, 2025, the Company entered into Credit Agreement Amendment No. 4 (the “Fourth Amendment”), that among other things, amends the Credit Agreement by waiving compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants, in each case, for the fiscal quarters ended June 30, 2025 and September 30, 2025. The Fourth Amendment also contains covenants that the Company shall take certain actions in furtherance of a Refinancing Transaction or a Sale Transaction (each as defined in the Fourth Amendment), and certain covenants have not been satisfied as of the date of this Quarterly Report (such covenants, the “Outstanding Milestone Covenants”). The administrative agent under the Credit Agreement has the discretion to extend the compliance dates for the Outstanding Milestone Covenants. Failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default.
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
In connection with preparing the unaudited consolidated financial statements for the three months ended September 30, 2025, management evaluated the Company’s future liquidity, forecasts of the expected effects of announced tariffs and other facts and conditions, and ability to comply with the covenants under the Credit Agreement, and determined that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. The Company anticipates it will not be in compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) covenants as of the end of the quarter ending December 31, 2025 and future quarters. The Company has not yet satisfied the actions under the Outstanding Milestone Covenants with upcoming compliance dates of November 25, 2025 and February 16, 2026, respectively.
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
The Credit Agreement matures in September 2026, however, the Company is not forecasted to have sufficient cash reserves to fully repay the loans outstanding under the Credit Agreement at that time or an earlier date, if applicable, and as such, the Credit Agreement will need to be refinanced. See Note 4, “Debt”.
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
While management believes that the measures described in the above plan will be adequate to satisfy its liquidity requirements, there can be no assurance that management’s liquidity plan will be successfully implemented, the Company’s lenders will agree to waive, modify and/or amend the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio covenants for the periods of forecasted covenant noncompliance, the Credit Agreement’s administrative agent will agree to further extend the compliance dates related to the Outstanding Milestone Covenants, if necessary, or that the Credit Agreement can be refinanced before its maturity date, which all raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements.
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
Significant Accounting Policies
Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and are accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $10.0 million and $11.8 million as of September 30, 2025 and December 31, 2024, respectively.

Revenue Recognition and Sales Allowance
Revenue from the sale of the Company’s products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and has not yet filled its obligation for delivery of product. Deferred revenue was $22.2 million and $13.3 million as of September 30, 2025 and December 31, 2024, respectively, and is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of September 30, 2025 and December 31, 2024, we had reserves for sales allowances of $40.1 million and $42.2 million, respectively.
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
During the three months ended September 30, 2025, the Company observed a significant decline in the market valuation of the Company’s Class A common stock along with a volatile macroeconomic environment. As a result, the Company has evaluated potential goodwill impairment triggering events as of September 30, 2025, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. However, the Company will continue to evaluate for impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment and the need to record a material, non-cash charge in a future period. The Company also expects to assess the recoverability of the carrying value of the identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
A description of the Company’s other significant accounting policies is included in the audited consolidated financial statements and related notes included in Exhibit 99.1 to the Current Report on Form 8-K filed on August 7, 2025.

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
The Company, through its wholly-owned subsidiary TokenWave, LLC, operates the Droppp.io platform, to facilitate the buying and selling of its NFTs, holds cryptographic key information for NFTs and is a custodian for NFTs held in platform users' accounts. The Company has not incurred a loss event during the periods ended September 30, 2025 and 2024 as a result of its safeguarding.
In November 2023, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU"), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted the ASU for the year ended December 31, 2024, on a retrospective basis. The adoption of this ASU did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 7, "Segments and Disaggregated Revenue Information" for further information on the Company's reportable segment.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued an ASU amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid by jurisdiction and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and it can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on income tax disclosures and plans to adopt the ASU on a prospective basis.
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
Cash equivalents. As of September 30, 2025 and December 31, 2024, cash equivalents included $22.9 million and $1.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, at September 30, 2025 and December 31, 2024, was approximately $106.5 million and $123.8 million, respectively. The carrying values of the Company’s debt instruments at September 30, 2025 and December 31, 2024, were $106.0 million and $122.8 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.
4. Debt
Debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving Credit Facility	$135,000	$60,000

Term Loan Facility	$99,746	$113,246
Equipment Finance Loan	6,747	10,569
Debt issuance costs	(526)	(1,000)
Total term debt	105,967	122,815
Less: current portion	104,579	22,512
Long-term debt, net	$1,388	$100,303

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

On July 16, 2025, the Credit Agreement Parties entered into an Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement to, among other things, (i) waive compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants under the Credit Agreement, in each case, for the fiscal quarters ended June 30, 2025 and September 30, 2025; (ii) permanently reduce the revolving commitments (x) from $150.0 million to $135.0 million as of the effective date of the Fourth Amendment and (y) from $135.0 million to $125.0 million as of December 31, 2025; (iii) increase the applicable margin on all outstanding loans to 400 basis points until the Credit Facilities are paid in full; (iv) modify certain financial reporting obligations of the Credit Agreement Parties; (v) add additional affirmative covenants applicable to the Credit Agreement Parties and their subsidiaries; (vi) amend certain negative covenants applicable to the Credit Agreement Parties and their subsidiaries, including to add a covenant to hold no less than $10.0 million of Qualified Cash at any time following the date of the Fourth Amendment; (vii) modify thresholds and grace periods for certain events of default; (viii) add certain new event of default triggers; and (ix) amend a covenant that the Company will not have a going concern or similar qualification to the Company’s annual audited financial statements to begin with the year ending December 31, 2025. On November 5, 2025, the Administrative Agent, in its sole discretion, and the Credit Agreement Parties confirmed the first of the Outstanding Milestone Covenants has been extended until November 25, 2025. If the first of the Outstanding Milestone Covenants has not been met by November 25, 2025, the Administrative Agent has the right to secure a financial advisor on behalf of itself and other secured parties, at the Company’s expense, to assist in the refinancing process. As long as the financial advisor remains engaged, the Company would receive automatic periodic extensions until the first of the Outstanding Milestone Covenants are satisfied. The second of the Outstanding Milestone Covenants remains that the Company must deliver a compliance certificate by February 16, 2026 for the quarter ending December 31, 2025.
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
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. Following the Fourth Amendment, as of September 30, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement. The Credit Agreement Parties were also in compliance with all of the covenants then in effect under the Credit Agreement as of December 31, 2024.
At September 30, 2025 and December 31, 2024, the Credit Agreement Parties had $99.7 million and $113.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $135.0 million and $60.0 million of outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at September 30, 2025 are reset every 30 days and can be repaid and reborrowed up until the maturity date. The weighted average rate on outstanding borrowings under the Revolving Credit Facility as of September 30, 2025 and December 31, 2024 was 8.27% and 6.71%, respectively. At September 30, 2025 and December 31, 2024, the Company had $0.0 million and $90.0 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of September 30, 2025 and December 31, 2024.

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
At September 30, 2025 and December 31, 2024, the Company had $6.7 million and $10.6 million outstanding under the Equipment Finance Loan, respectively.
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
The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. There were no common units of FAH, LLC acquired during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company acquired 0.8 million common units of FAH, LLC. There were 0.1 million and 1.0 million common units of FAH, LLC acquired during the three and nine months ended September 30, 2024, respectively.
The Company estimated a TRA liability for the year ended December 31, 2024 of $547 thousand as utilization of certain portions of the deferred tax assets subject to the TRA were more likely than not to be recognized. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. The estimated gross outstanding balance of the TRA liability was $102.8 million and $99.6 million as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$547	$8,960	$547	$8,960
Additional liabilities for exchanges	—	—	3,156	—
Adjustment to remeasurement of liabilities	—	—	(3,156)	—
Payments under tax receivable agreement	—	(8,960)	—	(8,960)
Ending balance	$547	$—	$547	$—
6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of September 30, 2025, we had a reserve of $29.6 million, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.
Pre-Production Costs and Inventory
The Company routinely enters into purchase commitments for tooling and molds and pre-production costs related to inventory. The Company bases production schedules for products on internal forecasts, taking into account historical trends of similar products and properties, current market information and communications with customers.
Employment Agreements
The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board of directors, and up to two years’ severance pay beyond termination date.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. The Company filed its Answer to the Verified Class Action Complaint in Intervention on December 10, 2024.

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed two lead plaintiffs, and, those lead plaintiffs filed an amended complaint on October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. The parties are awaiting a decision on the appeal.
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
7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its CODM to allocate resources and assess performance. The CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment. There were no changes to the CODM information review during the three and nine months ended September 30, 2025, other than product costs are now reported inclusive of all inventoriable costs, effective as of the reporting period ended June 30, 2025. During the three months ended September 30, 2025, Josh Simon was appointed Chief Executive Officer and identified as the Company’s CODM, replacing Michael Lunsford, Interim Chief Executive Officer.
The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net income (loss) that also is reported on the Company's consolidated statements of operations.

The CODM uses consolidated net income (loss) to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net income (loss) along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the three and nine months ended September 30, 2025, there were no changes to the measures used for finance metrics utilized.
The following table sets forth segment information for revenue, segment net income (loss) and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$250,905	$292,765	$635,113	$756,121
Less:
Product, freight, duties, shipping and other inventoriable costs	104,112	124,532	280,774	323,579
License and royalty costs	46,042	48,424	114,677	122,413
Salaries, benefits, incentive and stock compensation	34,922	38,418	110,438	112,469
Warehouse labor and third-party logistics fees	8,615	11,437	26,564	33,014
Advertising and marketing	10,653	15,215	30,286	31,040
Other selling, general and administrative fees	25,604	27,592	79,572	79,631
Depreciation and amortization	14,529	15,411	44,319	46,409
Other expense, net	4,252	5,969	13,678	18,357
Income tax expense	1,228	1,170	2,920	2,859
Net income (loss)	$948	$4,597	$(68,115)	$(13,650)

The following table presents summarized product information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Core Collectible	$200,414	$227,845	$502,370	$571,704
Loungefly	44,685	47,310	111,906	129,469
Other	5,806	17,610	20,837	54,948
	$250,905	$292,765	$635,113	$756,121

The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
United States	$155,415	$194,416	$389,609	$503,803
Europe	74,196	74,473	192,110	189,098
Other International	21,294	23,876	53,394	63,220
Total net sales	$250,905	$292,765	$635,113	$756,121

	September 30, 2025	December 31, 2024
Long-term assets:
United States	$80,038	$88,705
Europe	14,079	15,055
Other International	31,502	31,236
Total long-lived assets	$125,619	$134,996
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
The Company recorded $1.2 million of income tax expense for both the three months ended September 30, 2025 and September 30, 2024, respectively and $2.9 million of income tax expense for both the nine months ended September 30, 2025 and September 30, 2024, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 was (4.5)%. The Company’s effective tax rate is less than the statutory rate of 21% due to the valuation allowance and foreign taxes.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”), which includes, among other provisions, significant changes to the U.S. corporate income tax system, such as the permanent extension of certain provisions originally enacted under the Tax Cuts and Jobs Act of 2017 and the reinstatement of 100 percent bonus depreciation for qualified property.
In accordance with ASC 740, Income Taxes, the Company evaluated the effects of the OBBBA in the period of enactment. The enactment did not have a material impact on the Company’s consolidated financial statements, as the Company continues to maintain a full valuation allowance against its U.S. deferred tax assets.
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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2025 and December 31, 2024, Funko, Inc. owned 54.7 million and 53.0 million of FAH, LLC common units, respectively, representing a 98.7% and 97.2% economic ownership interest in FAH, LLC, respectively.
Net income (loss) and comprehensive income (loss) of FAH, LLC excludes certain activity attributable to Funko, Inc., including equity-based compensation expense for share-based compensation awards issued by Funko, Inc. and income tax expense (benefit) for corporate, federal, state and local taxes attributable to Funko, Inc. The following represents the amounts excluded from the computation of net income (loss) and comprehensive income (loss) of FAH, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Funko, Inc.
Equity-based compensation	$2,529	$3,430	$8,906	$10,530
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$948	$4,597	$(68,115)	$(13,650)
Less: net income (loss) attributable to non-controlling interests	47	267	(938)	(432)
Net income (loss) attributable to Funko, Inc. — basic and diluted	$901	$4,330	$(67,177)	$(13,218)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	54,648,816	52,522,912	54,184,415	51,781,072
Add: Dilutive Funko, Inc. equity compensation awards	58,542	905,024	—	—
Weighted-average shares of Class A common stock outstanding — diluted	54,707,358	53,427,936	54,184,415	51,781,072
Earnings (loss) per share of Class A common stock — basic	$0.02	$0.08	$(1.24)	$(0.26)
Earnings (loss) per share of Class A common stock — diluted	$0.02	$0.08	$(1.24)	$(0.26)
For the three months ended September 30, 2025 and 2024, an aggregate of 6.1 million and 5.6 million, respectively, and for the nine months ended September 30, 2025 and 2024, an aggregate of 5.9 million and 6.9 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended September 30, 2025 and 2024, anti-dilutive securities included 0.8 million and 1.9 million, respectively, and for the nine months ended September 30, 2025 and 2024, anti-dilutive securities included 0.9 million and 2.2 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in Exhibit 99.1 to the Current Report on Form 8-K filed on August 7, 2025. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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
•“ACON Sale” refers to the sale by ACON and certain of its affiliates to TCG of an aggregate of 12,520,559 shares of our Class A common stock, $0.0001 par value per share (“Class A common stock”) pursuant to a Stock Purchase Agreement, dated as of May 3, 2022, by and among ACON, certain affiliates of ACON and TCG.
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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 39% of our net sales in the nine months ended September 30, 2025 generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, including greater political uncertainty, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(amounts in thousands)
Net sales	$250,905	$292,765	$635,113	$756,121
Net income (loss)	$948	$4,597	$(68,115)	$(13,650)
EBITDA (1)	$22,316	$26,149	$(6,894)	$51,981
Adjusted EBITDA (1)	$24,432	$30,985	$3,238	$68,476
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth information comparing the components of net income (loss) for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Period over Period Change
	2025	2024	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$250,905	$292,765	$(41,860)	(14.3)%
Cost of sales (exclusive of depreciation and amortization)	150,154	172,956	(22,802)	(13.2)%
Selling, general, and administrative expenses	79,794	92,662	(12,868)	(13.9)%
Depreciation and amortization	14,529	15,411	(882)	(5.7)%
Total operating expenses	244,477	281,029	(36,552)	(13.0)%
Income from operations	6,428	11,736	(5,308)	(45.2)%
Interest expense, net	5,611	4,971	640	12.9%
Other (income) expense, net	(1,359)	998	(2,357)	nm
Income before income taxes	2,176	5,767	(3,591)	(62.3)%
Income tax expense	1,228	1,170	58	5.0%
Net income	948	4,597	(3,649)	(79.4)%
Less: net income attributable to non-controlling interests	47	267	(220)	(82.4)%
Net income attributable to Funko, Inc.	$901	$4,330	$(3,429)	(79.2)%
Net Sales
Net sales were $250.9 million for the three months ended September 30, 2025, a decrease of 14.3%, compared to $292.8 million for the three months ended September 30, 2024. The decrease in net sales was across all distribution channels as a result of tariff disruption and general macroeconomic uncertainty for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
On a geographical basis, net sales in the United States decreased 20.1% to $155.4 million in the three months ended September 30, 2025 as compared to $194.4 million in the three months ended September 30, 2024. Net sales in Europe decreased 0.4% to $74.2 million in the three months ended September 30, 2025 as compared to $74.5 million in the three months ended September 30, 2024. Net sales in other international locations decreased 10.8% to $21.3 million in the three months ended September 30, 2025 as compared to $23.9 million in the three months ended September 30, 2024.
On a branded category basis, net sales of the Core Collectible branded category decreased 12.0% to $200.4 million in the three months ended September 30, 2025 as compared to $227.8 million in the three months ended September 30, 2024. Loungefly branded category net sales decreased 5.5% to $44.7 million in the three months ended September 30, 2025 as compared to $47.3 million in the three months ended September 30, 2024. Other branded category net sales decreased 67.0% to $5.8 million in the three months ended September 30, 2025 as compared to $17.6 million in the three months ended September 30, 2024, primarily as a result of rationalizing underperforming items and product lines.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $150.2 million for the three months ended September 30, 2025, a decrease of 13.2%, compared to $173.0 million for the three months ended September 30, 2024. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above, offset by increased duty costs.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 40.2% for the three months ended September 30, 2025, compared to 40.9% for the three months ended September 30, 2024. The decrease in gross margin (exclusive of depreciation and amortization) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was driven primarily by increased shipping, freight and duty costs, offset by price increases and decreased sales to discount channel partners.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $79.8 million for the three months ended September 30, 2025, a decrease of 13.9%, compared to $92.7 million for the three months ended September 30, 2024. The decrease was driven primarily by a $5.1 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), a $4.6 million decrease in advertising and marketing fees and a $1.4 million decrease in facilities and rent related to decreased usage of third-party logistics sites. Selling, general and administrative expenses were 31.8% and 31.7% of net sales for each of the three months ended September 30, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $14.5 million for the three months ended September 30, 2025, a decrease of 5.7%, compared to $15.4 million for the three months ended September 30, 2024, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $5.6 million for the three months ended September 30, 2025, an increase of 12.9%, compared to $5.0 million for the three months ended September 30, 2024. The increase in interest expense, net was due primarily to increased interest rates on outstanding borrowings during the three months ended September 30, 2025.
Other (Income) Expense, Net
Other income, net was $1.4 million and other expense, net was $1.0 million for the three months ended September 30, 2025 and 2024, respectively. Other (income) expense, net for the three months ended September 30, 2025 and 2024 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $1.2 million for both the three months ended September 30, 2025 and 2024, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.

Net Income
Net income was $0.9 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in net income was primarily due to the decrease in net sales as compared to the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Period over Period Change
	2025	2024	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$635,113	$756,121	$(121,008)	(16.0)%
Cost of sales (exclusive of depreciation and amortization)	395,451	445,992	(50,541)	(11.3)%
Selling, general, and administrative expenses	246,860	256,154	(9,294)	(3.6)%
Depreciation and amortization	44,319	46,409	(2,090)	(4.5)%
Total operating expenses	686,630	748,555	(61,925)	(8.3)%
(Loss) income from operations	(51,517)	7,566	(59,083)	nm
Interest expense, net	13,982	16,363	(2,381)	(14.6)%
Other (income) expense, net	(304)	1,994	(2,298)	nm
Loss before income taxes	(65,195)	(10,791)	(54,404)	nm
Income tax expense	2,920	2,859	61	2.1%
Net loss	(68,115)	(13,650)	(54,465)	nm
Less: net loss attributable to non-controlling interests	(938)	(432)	(506)	nm
Net loss attributable to Funko, Inc.	$(67,177)	$(13,218)	$(53,959)	nm
Net Sales
Net sales were $635.1 million for the nine months ended September 30, 2025, a decrease of 16.0%, compared to $756.1 million for the nine months ended September 30, 2024. The decrease in net sales was across all distribution channels as a result of tariff disruption and general macroeconomic uncertainty for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
On a geographical basis, net sales in the United States decreased 22.7% to $389.6 million in the nine months ended September 30, 2025 as compared to $503.8 million in the nine months ended September 30, 2024. Net sales in Europe increased 1.6% to $192.1 million in the nine months ended September 30, 2025 as compared to $189.1 million in the nine months ended September 30, 2024. Net sales in other international locations decreased 15.5% to $53.4 million in the nine months ended September 30, 2025 as compared to $63.2 million in the nine months ended September 30, 2024.

On a branded category basis, net sales of the Core Collectible branded category decreased 12.1% to $502.4 million in the nine months ended September 30, 2025 as compared to $571.7 million in the nine months ended September 30, 2024. Loungefly branded category net sales decreased 13.6% to $111.9 million in the nine months ended September 30, 2025 as compared to $129.5 million in the nine months ended September 30, 2024. Other branded category net sales decreased 62.1% to $20.8 million in the nine months ended September 30, 2025 as compared to $54.9 million in the nine months ended September 30, 2024.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $395.5 million for the nine months ended September 30, 2025, a decrease of 11.3%, compared to $446.0 million for the nine months ended September 30, 2024. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased sales, as discussed above, offset by increased duty costs.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 37.7% for the nine months ended September 30, 2025, compared to 41.0% for the nine months ended September 30, 2024. The decrease in gross margin (exclusive of depreciation and amortization) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven primarily by increased shipping, freight and duty costs and increased inventory reserves as a result of comparable nine months ended September 30, 2024 product mix sell-through and related inventory reserve benefit.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $246.9 million for the nine months ended September 30, 2025, a decrease of 3.6%, compared to $256.2 million for the nine months ended September 30, 2024. The decrease was driven primarily by a $4.7 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), a $3.4 million decrease in facilities and rent related to decreased usage of third-party logistics sites, a $3.0 million decrease in administrative fees, offset by a $3.6 million increase in software expenses to support direct-to-consumer growth initiatives. Selling, general and administrative expenses were 38.9% and 33.9% of net sales for each of the nine months ended September 30, 2025 and 2024, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $44.3 million for the nine months ended September 30, 2025, a decrease of 4.5%, compared to $46.4 million for the nine months ended September 30, 2024, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $14.0 million for the nine months ended September 30, 2025, a decrease of 14.6%, compared to $16.4 million for the nine months ended September 30, 2024. The decrease in interest expense, net was due primarily to lower average balance of debt outstanding during the nine months ended September 30, 2025.
Other (Income) Expense, Net
Other income, net was $0.3 million and other expense, net was $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. Other (income) expense, net for the nine months ended September 30, 2025 and 2024 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.

Income Tax Expense
Income tax expense was $2.9 million for both the nine months ended September 30, 2025 and 2024, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.
Net Loss
Net loss was $68.1 million for the nine months ended September 30, 2025, compared to $13.7 million for the nine months ended September 30, 2024. The increase in net loss was primarily due to the decrease in net sales outpacing the decrease in operating expenses as compared to the nine months ended September 30, 2024.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), income (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and other unusual or one-time items. We define Adjusted Net Income (Loss) as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and the income tax expense (benefit) effect of these adjustments. We define Adjusted Earnings (Loss) per Diluted Share as Adjusted Net Income (Loss) divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$901	$4,330	$(67,177)	$(13,218)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	47	267	(938)	(432)
Equity-based compensation (2)	2,529	3,430	8,906	10,530
Acquisition costs and other expenses (3)	1,029	287	1,029	1,866
Certain severance, relocation and related costs (4)	—	114	—	2,081
Foreign currency transaction (gain) loss (5)	(1,442)	1,005	197	2,018
Income tax (benefit) expense (6)	155	(1,481)	16,686	1,433
Adjusted net income (loss)	$3,219	$7,952	$(41,297)	$4,278
Weighted-average shares of Class A common stock outstanding - basic	54,649	52,523	54,184	51,781
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	808	2,755	854	2,182
Adjusted weighted-average shares of Class A stock outstanding - diluted	55,457	55,278	55,038	53,963

Earnings (loss) per diluted share	$0.02	$0.08	$(1.24)	$(0.26)
Adjusted earnings (loss) per diluted share	$0.06	$0.14	$(0.75)	$0.08

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(amounts in thousands)
Net income (loss)	$948	$4,597	$(68,115)	$(13,650)
Interest expense, net	5,611	4,971	13,982	16,363
Income tax expense	1,228	1,170	2,920	2,859
Depreciation and amortization	14,529	15,411	44,319	46,409
EBITDA	$22,316	$26,149	$(6,894)	$51,981
Adjustments:
Equity-based compensation (2)	2,529	3,430	8,906	10,530
Acquisition costs and other expenses (3)	1,029	287	1,029	1,866
Certain severance, relocation and related costs (4)	—	114	—	2,081
Foreign currency transaction (gain) loss (5)	(1,442)	1,005	197	2,018
Adjusted EBITDA	$24,432	$30,985	$3,238	$68,476
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.

(3)For the three and nine months ended September 30, 2025, includes charges related to fair market value adjustments for certain assets held for sale. For the three months ended September 30, 2024, includes charges related to contract settlement agreements for warehouse leased space. For the nine months ended September 30, 2024, includes a net one-time legal settlement gain of $1.4 million related to a previously disclosed Loungefly customs-related matter offset by $3.2 million related to contract settlement agreements and related services for assets held for sale (including fair market value adjustments of $135,000) related to a potential business initiative and the sale of certain assets under Funko Games.
(4)For the three and nine months ended September 30, 2024, includes charges related to severance and benefit costs related to certain management departures.
(5)Represents both unrealized and realized foreign currency gains and losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(6)Represents the income tax expense (benefit) effect of the above adjustments including net income (loss). This adjustment uses an effective tax rate of 25% for all periods presented.
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
In connection with preparing the unaudited consolidated financial statements for the three months ended September 30, 2025, management evaluated our future liquidity, forecasted operating results and ability to comply with the covenants under its Credit Agreement, for the twelve months from the date of issuance of these financial statements and determined that there is substantial doubt about our ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements, principally based on our forecast of the expected effects of the announced tariffs and other facts and conditions, anticipated non-compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) covenants as of the end of the quarter ending December 31, 2025 and future quarters and our potential non-compliance with the covenants with respect to a Refinancing Transaction or a Sale Transaction (each as defined the Fourth Amendment).

The challenging retail environment, in particular as a result of the current tariff environment, has adversely impacted and is expected to adversely impact our performance. On July 16, 2025, we entered into Amendment No. 4 (the “Fourth Amendment”) to our Credit Agreement, dated September 17, 2021 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”), that among other things, amends the Credit Agreement by waiving compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants, in each case, for the fiscal quarters ended June 30, 2025 and September 30, 2025. The Fourth Amendment also contains covenants that we shall take certain actions in furtherance of a Refinancing Transaction or a Sale Transaction (each as defined in the Fourth Amendment), and certain milestone covenants have not been satisfied as of the date of this Quarterly Report (such covenants, the “Outstanding Milestone Covenants”). The administrative agent under the Credit Agreement has the discretion to extend the compliance dates for the Outstanding Milestone Covenants. On November 5, 2025, the Administrative Agent, in its sole discretion, and the Credit Agreement Parties confirmed the first of the Outstanding Milestone Covenants has been extended until November 25, 2025. If the first of the Outstanding Milestone Covenants has not been met by November 25, 2025, the Administrative Agent has the right to secure a financial advisor on behalf of itself and other secured parties, at the Company’s expense, to assist in the refinancing process. As long as the financial advisor remains engaged, the Company would receive automatic periodic extensions until the Outstanding Milestone Covenants are satisfied. If the Outstanding Milestone Covenants are not satisfied by us or extended by the Administrative Agent, the Company would be in default under the Credit Agreement and if such default is not cured within 15 days, it would mature into an event of default under the Credit Agreement.
If an event of default under the Credit Agreement occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of our assets.
In addition, based on our forecast of the expected effects of the announced tariffs and other facts and conditions, we anticipate that our cash flows may be insufficient to support working capital needs within the next twelve months and, relatedly, we may not be able to comply with our minimum Qualified Cash (as defined in the Credit Agreement) covenant in future periods.
The Credit Agreement matures in September 2026, however, we are not forecasted to have sufficient cash reserves to fully repay the loans outstanding under the Credit Agreement at that time, or an earlier date, if applicable, and as such, the Credit Agreement will need to be refinanced. See Part I, Item 1, “Financial Statements - Note 4, “Debt” for additional information.
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
While management believes that the measures described in the above plan will be adequate to satisfy our liquidity requirements, there can be no assurance that management’s liquidity plan will be successfully implemented, our lenders will agree to waive, modify and/or amend the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio covenants for the periods of forecasted covenant noncompliance, the Administrative Agent will agree to further extend the compliance dates related to the Outstanding Milestone Covenants, if necessary, or that the Credit Agreement can be refinanced before its maturity date, which all raise substantial doubt about our ability to continue as a going concern for the next twelve months.
See Part I, Item 1, “Financial Statements - Note 1, “Organization and Operations” and Part II, Item 1A, Risk Factors – “There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current retail environment and potentially insufficient working capital and potential non-compliance with other covenants as defined within the Credit Agreement” for additional information.
We expect it will be necessary to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. In addition, our Board of Directors has initiated a formal review process to evaluate strategic alternatives for the Company, including a potential sale of the Company. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome.

Liquidity and Capital Resources
The following table shows summary cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(33,206)	$63,742
Net cash used in investing activities	(23,022)	(13,387)
Net cash provided by (used in) financing activities	57,848	(58,575)
Effect of exchange rates on cash and cash equivalents	2,902	313
Net change in cash and cash equivalents	$4,522	$(7,907)
Operating Activities. Net cash used in operating activities was $33.2 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $63.7 million for the nine months ended September 30, 2024. Changes in net cash used in or provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 59 days).
The increase in net cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to changes in working capital that increased net cash used in operating activities by $36.7 million, an increase in net loss of $54.5 million and changes in depreciation and amortization, equity-based compensation and other, net of $5.7 million. Within working capital, the primary drivers were increases in accounts payable of $24.0 million, accrued expenses and other current liabilities of $14.4 million, and accrued royalties of $10.4 million. Prepaid expenses and other assets decreased $12.8 million and inventory decreased $8.1 million. This was offset by an increase in accounts receivable of $32.9 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the nine months ended September 30, 2025, net cash used in investing activities was $23.0 million and was primarily related to purchases of tooling and molds used for production of our product lines. For the nine months ended September 30, 2024, net cash used in investing activities was $13.4 million related to purchases of tooling and molds used for production of our product lines of $20.8 million, offset by proceeds from the sale of inventory and certain intellectual property marketed under and related to Funko Games of $6.8 million.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility.
For the nine months ended September 30, 2025, net cash provided by financing activities was $57.8 million, primarily related to net borrowings on the Revolving Line of Credit Facility of $75.0 million, offset by payments on the Term Loan Facility and Equipment Finance Loan of $17.3 million. For the nine months ended September 30, 2024, net cash used in financing activities was $58.6 million, primarily related to payments on the Term Loan Facility and Equipment Finance Loan of $25.4 million and net repayment of borrowings on the Revolving Line of Credit Facility of $25.5 million.

Credit Facilities
As of September 30, 2025, we had $99.2 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $0.5 million) and $135.0 million outstanding borrowings under our Revolving Credit Facility. Pursuant to the Fourth Amendment, the commitments and outstanding borrowings under the Revolving Credit Facility have since been reduced to $135.0 million. The Term Loan Facility matures on September 17, 2026 (the “Maturity Date”) and amortizes in quarterly installments in aggregate amounts equal to 2.50% of the original principal amount of the Term Loan Facility, with any outstanding balance due and payable on the Maturity Date. The first amortization payment commenced with the quarter ended on December 31, 2021. The Revolving Credit Facility also terminates on the Maturity Date.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to comply on a quarterly basis with a maximum Net Leverage Ratio of 2.50:1.00 and a minimum Fixed Charge Coverage Ratio of 1.25:1.00 (in each case, measured on a trailing four-quarter basis). The Fourth Amendment waives the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio covenants under the Credit Agreement for the periods ended June 30, 2025 and September 30, 2025. The maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio, will reset for the fiscal quarter ended December 31, 2025 and each fiscal quarter thereafter through the Maturity Date. The Fourth Amendment also contains covenants that we shall take certain actions in furtherance of a Refinancing Transaction or a Sale Transaction. For additional information regarding the terms of the Fourth Amendment, see Note 4, “Debt.”
As of December 31, 2024, we were in compliance with all covenants in our credit agreement in effect at such time. Following the entrance into the Fourth Amendment, as of September 30, 2025, the Credit Agreement Parties were in compliance with the financial and other covenants then in effect and required to be tested under the Credit Agreement.

In connection with preparing the unaudited consolidated financial statements for the three months ended September 30, 2025, management evaluated the Company’s future liquidity, forecasts of the expected effects of announced tariffs and other facts and conditions, and ability to comply with the covenants under the Credit Agreement, and determined that there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. We anticipate non-compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) covenants as of the end of the quarter ending December 31, 2025 and future quarters and potential non-compliance with the covenants with respect to a Refinancing Transaction or a Sale Transaction (each as defined the Fourth Amendment). Failure to satisfy the covenants under the Credit Agreement, without a timely cure, waiver or amendment, would be considered an event of default. As of the date of this Quarterly Report, we have not satisfied the Outstanding Milestone Covenants. The Administrative Agent under the Credit Agreement has the discretion to extend the compliance dates for the Outstanding Milestone Covenants. On November 5, 2025, the Administrative Agent, in its sole discretion, and the Credit Agreement Parties confirmed the first of the Outstanding Milestone Covenants have been extended until November 25, 2025. If the first of the Outstanding Milestone Covenants has not been met by November 25, 2025, the Administrative Agent has the right to secure a financial advisor on behalf of itself and other secured parties, at the Company’s expense, to assist in the refinancing process. As long as the financial advisor remains engaged, the Company would receive automatic periodic extensions until the Outstanding Milestone Covenants are satisfied. If an event of default occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to proceed against the collateral pledged to them, which includes substantially all of our assets.
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
Form S-3 Registration Statement
Our registration statement on Form S-3 was declared effective by the SEC on August 15, 2025 and will remain effective through August 15, 2028. The Form S-3 allows us to offer and sell from time-to-time up to $100.0 million of Class A common stock, preferred stock, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 12,626,024 shares of Class A common stock in one or more offerings. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

At-the-Market Sales Agreement
On August 15, 2025, we entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (the “Agent”) relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, from time to time we may offer and sell shares of our Class A common stock having an aggregate gross sales price of up to $40.0 million through or to the Agent, acting as sales agent or principal, pursuant to the prospectus supplement. In the quarter ended September 30, 2025, no sales were made under the Sales Agreement.
Future Sources and Uses of Liquidity
As of September 30, 2025, we had $39.2 million of cash and cash equivalents and $(157.5) million of working capital, compared with $34.7 million of cash and cash equivalents and $(18.7) million of working capital as of December 31, 2024. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and draw downs on our Revolving Credit Facility.
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
In addition, as described above, on August 15, 2025, we filed a registration statement on Form S-3 for the sale from time-to-time of up to $100.0 million of certain of our securities and for certain selling stockholders to offer and sell shares of Class A common stock in one or more offerings. We also entered into the Sales Agreement to offer and sell shares of our Class A common stock having an aggregate gross sales price of up to $40.0 million, pursuant to the prospectus supplement.
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. Except as described above, there have been no material changes to our liquidity and capital commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC (the “2024 10-K”).
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

Seasonality
While our customers in the retail industry typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. Historically, over 50% of our net sales are made in the third and fourth quarters, primarily in the period from August through November, as our customers build up their inventories in anticipation of the holiday season. Historically, the first quarter of the year has represented the lowest volume of shipment and sales in our business and in the retail and toy industries generally and it is also the least profitable quarter due to the various fixed costs of the business. However, the rapid growth we experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of September 30, 2025, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2024 10-K.
Remediation Efforts to Address the Material Weaknesses
During fiscal 2025, with the oversight of the Audit Committee of the Board of Directors, management has been executing and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. Specifically, during the quarter ended September 30, 2025, we redesigned and implemented control activities to address relevant risks at the appropriate level of precision for the income tax business process as well as controls over preparation and review of journal entries at a foreign subsidiary and are in the process of testing operating effectiveness. The following activities are ongoing to remediate the remaining material weaknesses:
•We have prepared a remediation plan for each of the material weaknesses and begun training process owners, developing new controls, enhancing existing controls, evaluating process adoption and monitoring results;
•We have hired compliance personnel to oversee the remediation of the material weaknesses;
•We are in the process of redesigning, enhancing and implementing control activities to address relevant risks at the appropriate level of precision for the order-to-cash business processes;
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

Changes in Internal Control over Financial Reporting
Other than changes noted in the remediation efforts above, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 39% and 33% of our sales for the nine months ended September 30, 2025 and 2024, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, we use third-party manufacturers located in Vietnam, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. Recently, the U.S. presidential administration has announced new and increased tariffs on a broad range of imported goods, including on imports from China, Vietnam and Mexico. U.S. tariff impositions against certain exports have been followed by retaliatory tariffs on U.S. exports to certain countries. Certain of the products we purchase from manufacturers in China, Vietnam and Mexico have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing further as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. The U.S. presidential administration is continuing to review its U.S. trade policy and tariffs generally, leading to continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. U.S. tariff impositions against Vietnam, China or Mexico has had and could continue to have a material adverse effect on our business, results of operations and financial condition.

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
FAH, LLC and certain of its material domestic subsidiaries from time to time are parties to a credit agreement (as amended, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $135.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of September 30, 2025, we had $234.2 million of indebtedness outstanding under the Credit Facilities, consisting of $99.2 million outstanding under our Term Loan Facility (net of unamortized discount of $0.5 million) and $135.0 million of outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of September 30, 2025, the Company had $6.7 million outstanding under the Equipment Finance Loan.
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
The restrictive covenants in the Credit Agreement also include certain financial covenants that require us to comply on a quarterly basis with a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (in each case, measured on a trailing four-quarter basis). We entered into the Fourth Amendment that, among other things, amends the Credit Agreement by (i) waiving compliance with (x) the maximum Net Leverage Ratio financial covenant and (y) the minimum Fixed Charge Coverage Ratio financial covenant, in each case, for the fiscal quarters ended June 30, 2025 and September 30, 2025. The maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio will reset for the fiscal quarter ended December 31, 2025 and each fiscal quarter thereafter through the Maturity Date. The Fourth Amendment also contains covenants that the Company shall take certain actions in furtherance of a Refinancing Transaction or a Sale Transaction (each as defined in the Fourth Amendment), certain of which have not been satisfied as of the date of this Quarterly Report (such covenant, the “Outstanding Milestone Covenants”). The administrative agent under the Credit Agreement has the discretion to extend the compliance dates for the Outstanding Milestone Covenants. If the applicable compliance dates are not satisfied by the Company or extended by the administrative agent under the Credit Agreement, the Company would be in default under the Credit Agreement and if such default is not cured within 15 days, it will mature into an event of default under the Credit Agreement. See Part I, Item 1, “Financial Statements - Note 4, “Debt” for additional information. There can be no guarantee that we will not breach these covenants in the future. Our ability to comply with our financial covenants and the other covenants and restrictions under our Credit Facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our Credit Facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with our financial covenants as described above, or with any of the other covenants or restrictions under our Credit Facilities, could result in an event of default under our Credit Facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments and exercising other remedies as set forth in the Credit Agreement. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern due to pressure on our financial covenants arising from the current retail environment and potentially insufficient working capital and potential non-compliance with other covenants as defined within the Credit Agreement.
The challenging retail environment, in particular as a result of the current tariff environment, has significantly adversely impacted and is expected to continue to significantly adversely impact our performance. These factors have placed significant pressure on our ability to comply with (i) the maximum Net Leverage Ratio (as defined in the Credit Agreement), (ii) the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and (iii) the minimum Qualified Cash (as defined in the Credit Agreement) financial covenants (collectively, the “Financial Covenants”),set forth in our Credit Agreement. Failure to satisfy the Financial Covenants, without a timely cure or waiver would result in an event of default under our Credit Agreement. The Fourth Amendment also contains covenants that we shall take certain actions in furtherance of a Refinancing Transaction or a Sale Transaction, and the Outstanding Milestone Covenants have not been satisfied as of the date of this Quarterly Report. The administrative agent under the Credit Agreement has the discretion to extend the compliance dates for the Outstanding Milestone Covenants. If the applicable compliance dates are not satisfied by us or extended by the administrative agent under the Credit Agreement, we would be in default under the Credit Agreement and if such default is not cured within 15 days, it would mature into an event of default under the Credit Agreement. If an event of default under our Credit Agreement occurs and is not cured or waived, the Required Lenders (as defined in the Credit Agreement) could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to enforce their security interests against the collateral pledged to them, which includes substantially all of our assets.
Management evaluated our future liquidity, forecasts of the expected effects of announced tariffs and other facts and conditions, and ability to comply with the Financial Covenants under our Credit Agreement for the twelve months from the date of issuance of these financial statements and determined that, we are forecasting that we will not be in compliance with the maximum Net Leverage Ratio and minimum Fixed Charge Coverage Ratio covenants as of the end of the fiscal quarter ending December 31, 2025 and future fiscal quarters and potentially will not be in compliance with the covenants with respect to a Refinancing Transaction or a Sale Transaction.
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
There is no assurance that we will successfully carry out our plan to generate liquidity as described in Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. In addition, our Board of Directors has initiated a formal review process to evaluate strategic alternatives for the Company, including a potential sale of the Company. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome. If our planned operational initiatives are not successful or if we are unable to obtain additional financing or renegotiate the terms of our existing credit facilities or identify and successfully execute on other business opportunities or strategic transactions, we may need to scale back or discontinue certain or all of our operations to reduce costs or seek bankruptcy protection.

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
The Credit Facilities under the Credit Agreement will mature in September 2026. The Credit Agreement includes a covenant requiring us to meet certain milestones between the date hereof and February 2026, which are designed to result in either a refinancing of our credit facilities or a sale of all or substantially all of the Company, in each case, leading to the full repayment of our credit facilities. We may not be able to timely refinance our existing debt, secure additional debt or equity financing on favorable terms, or at all, including due to our current financial condition, market volatility and uncertainty resulting from international conflicts or geopolitical tensions, among other factors. Failure to satisfy the Outstanding Milestone Covenants, without a timely cure or waiver would result in an event of default under our Credit Agreement. The administrative agent under the Credit Agreement has the discretion to extend the compliance dates for the Outstanding Milestone Covenants. If the applicable compliance dates are not satisfied by us or extended by the administrative agent under the Credit Agreement, we would be in default under the Credit Agreement and if such default is not cured within 15 days, it would mature into an event of default under the Credit Agreement. If an event of default under our Credit Agreement occurs and is not cured or waived, the Required Lenders could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to enforce their security interests against the collateral pledged to them, which includes substantially all of our assets.
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
Our Board has initiated a formal review process to evaluate strategic alternatives for the Company, including a potential sale of the Company, aimed at maximizing value for our stockholders and complying with the Outstanding Milestone Covenants in the Credit Agreement. The process of reviewing strategic alternatives may be costly, time consuming and complex and we may incur significant costs related to this review, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or action and there is no defined timeline for completion of the review process. There can be no assurance that any potential strategic alternative, if identified, evaluated and consummated, will have a positive impact on our business or provide greater value to our stockholders than that reflected in the current price of our common stock.

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
We have generally experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 702 as of December 31, 2018 to 1,085 as of September 30, 2025. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in Mexico and the Netherlands. Our success depends in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a domestic enterprise resource planning system, warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership or changes in our financial condition will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 65% and 66% of our sales for the nine months ended September 30, 2025 and 2024, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 30% and 33% of our sales for the nine months ended September 30, 2025 and 2024, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of September 30, 2025, we had a reserve of $29.6 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 32% of our sales for both the nine months ended September 30, 2025 and 2024, respectively.
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
For example, our former Chief Executive Officer, Brian Mariotti and other former Funko executives, have created a collectible products company that recently launched with certain products that compete with our offerings. Mr. Mariotti may rely on licensing, supplier, marketing and other relationships he established while at Funko to produce, market and sell his products. He may be able to sell competing products for higher margins or at lower cost, and he may divert demand for our products, particularly from our customers who are collectors, all of which may adversely affect our sales and profitability in the future.

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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the nine months ended September 30, 2025 and 2024, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 37.7% and 41.0%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. This is particularly true given the concentration of our sales under certain of our brand categories, particularly Core Collectible. Sales of our Core Collectible branded category products accounted for approximately 79% and 76% of our sales for each of the nine months ended September 30, 2025 and 2024, respectively. If consumer demand for our Core Collectible branded category products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.

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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2025 and December 31, 2024, we recorded reserves of $14.6 million and $8.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of September 30, 2025, we owned approximately 109 registered U.S. trademarks, 340 registered international trademarks, 15 pending U.S. trademark applications and 31 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In August 2025, we announced that Josh Simon was appointed Chief Executive Officer, succeeding Michael Lunsford, a member of our Board of Directors who previously served as our Interim Chief Executive Officer. The recent and any future changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key person life insurance policies on any member of our senior management team or on our other key employees.
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

We are currently subject to securities class action and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. The Company filed its Answer to the Verified Class Action Complaint in Intervention on December 10, 2024.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. The Complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. The lawsuits seek, among other things, compensatory damages and attorneys’ fees and costs. On August 17, 2023, the Court appointed two lead plaintiffs, and those plaintiffs filed an amended complaint on October 19, 2023. The amendment adds additional allegations by including accounts from purported former employees and contractors. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. The parties are awaiting a decision on the appeal.
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
For example, in the first quarter of 2021 we acquired a majority interest and in October 2022 acquired the remainder of the membership interests in TokenWave LLC, the developer of a mobile application for tracking and displaying NFTs, to accelerate our entry into the digital collectible space. The market and consumer demand, as well as the legal and regulatory framework, for NFTs and other digital collectible products is new, rapidly developing and highly uncertain. No assurance can be given that our investment in TokenWave LLC, or any future launches of NFT or digital collectible products, will be successful.
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

In addition, the Stockholders Agreement provides that for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis and excluding for this purpose any shares of Class A common stock issued, from time-to-time, in at-the-market offerings, up to a maximum of $40.0 million), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, including:
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

Additionally, the Continuing Equity Owners who, as of November 4, 2025, collectively hold approximately 1.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 54,740,166 common units of FAH, LLC as of September 30, 2025, representing approximately 98.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of November 4, 2025, we had an aggregate of 145,257,005 shares of Class A common stock authorized but unissued, as well as approximately 749,177 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2025, 1,449,323 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees, 2,374,386 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees and 750,000 shares of Class A common stock underlying performance stock units we granted to certain of our executive officers. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of September 30, 2025, we had granted 2,476,435 shares of Class A common stock underlying stock options and 4,221,846 shares of Class A common stock underlying restricted stock units and 42,367 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Inducement Award Plan. As of September 30, 2025, we had granted 1,256,805 shares of Class A common stock underlying restricted stock units to certain executive officers under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
c)    Securities Trading Arrangements of Directors and Section 16 Officers.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “ non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023

10.1	Amendment No. 4, dated as of July 16, 2025, by and among Funko Acquisition Holdings, L.L.C., the subsidiary borrowers party thereto, the consenting lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-38274	10.1	7/17/2025

10.2	Letter Agreement, by and between the Company and Michael Lunsford, dated July 31, 2025.	8-K	001-38274	10.1	8/4/2025

10.3	Form of Retention Bonus Letter Agreement.	8-K	001-38274	10.1	8/5/2025

10.4	Amendment to Stockholder’s Agreement, between the Company and TCG Fuji 3.0, LP, dated August 14, 2025.	8-K	001-38274	10.1	8/15/2025

10.5	Employment Agreement between the Company and Josh Simon, effective August 11, 2025.	8-K	001-38274	10.1	8/12/2025

10.6	Employment Agreement between the Company and Husnal Shah, effective July 30, 2025.					*

10.7	Form of Performance Stock Unit Award Agreement under the Funko, Inc. 2017 Incentive Award Plan.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: November 6, 2025	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)