Form 10-K
period 2025-12-31
Funko, Inc.
filed 2026-03-12
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $197.3 million.
As of March 10, 2026, the registrant had 55,444,604 shares of Class A common stock outstanding and 91,276 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•“ACON Sale” refers to the sale by ACON and certain of its affiliates to TCG of an aggregate of 12,520,559 shares of our Class A common stock, $0.0001 par value per share ("Class A common stock") pursuant to a Stock Purchase Agreement, dated as of May 3, 2022, by and among ACON, certain affiliates of ACON and TCG.
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
•“TCG" refers to TCG 3.0 Fuji, LP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions, including the imposition of tariffs and the uncertainty over U.S. trade and tariff policies, on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, anticipated benefits from sales under our registration statement on Form S-3 and Sales Agreement, as defined herein, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, including plans to improve our liquidity and financial condition, plans for expansion in our international markets, plans for product line expansions, our review of strategic alternatives, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, future refinancing efforts, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Annual Report on Form 10-K under Part I. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include, but are not limited to, the following:
•    We are subject to risks related to the retail industry including, but not limited to, potential negative impacts of global and regional economic downturns, changes in retail practices, and our ability to maintain and further develop relationships with our retail customers and distributors.
•    Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations, including, but not limited to, changes in the global trade markets and policies, including tariffs, as well as fluctuations in foreign currency or tax rates.
•    Our indebtedness could adversely affect our financial health and competitive position, and we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•There can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
•    We are subject to risks related to the operation of our business, including, but not limited to, our ability to execute our business strategy, manage our growth and our inventories, and attract and retain qualified personnel.
•    As a purveyor of licensed pop culture consumer products, we are largely dependent on content development and creation by third parties, and are subject to a number of related risks including, but not limited to, the creation of compelling content by licensors, and the market appeal of the properties we license and the products we create.
•    We are subject to risks related to intellectual property, including our ability to obtain, protect and enforce our intellectual property rights and our ability to operate our business without violating the intellectual property rights of other parties.
•    Our success is dependent on our ability to manage fluctuations in our business, including fluctuations in gross margin, seasonal impacts and fluctuations due to the timing and popularity of new product releases.
•    Our business depends in large part on our vendors and outsourcers, and our reputation and ability to effectively operate our business may be harmed by actions taken by these third parties outside of our control.
•    We are subject to potential legal risks including, but not limited to, ongoing securities class action litigation, future product liability suits or product recalls, or risks associated with failure to comply with the various laws and regulations to which we are subject, any of which could have a significant adverse effect on our financial condition and results of operations.
•    We are subject to risks related to information technology including, but not limited to, risks related to the operation of our e-commerce business, our ability to operate our information systems and our compliance with laws related to privacy and the protection of data.
•    TCG has significant influence over us, and its interests may conflict with the interests of our other stockholders.
•    There are risks related to our organizational structure, including the Tax Receivable Agreement, which confers certain benefits upon the parties to the TRA (the "TRA Parties") that will not benefit Class A common stockholders to the same extent as it will benefit the TRA Parties.
•    There are risks associated with the ownership of our Class A common stock including, but not limited to, potential dilution by future issuances and volatility in the price of our Class A common stock.

PART I
ITEM 1. BUSINESS
Overview
Funko is a leading pop culture consumer products company. Our business is built on the belief that everyone is a fan of something. We create whimsical, fun and unique products that enable fans to express who they are, which allows them to find their community and generate a sense of belonging and joy. We achieve this through products people display, wear or carry of their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into our extensive portfolio of licensed content over a wide variety of product categories, including figures, bags, wallets, apparel, plush, accessories, homewares, vinyl records and limited-edition posters, which we make available at highly accessible price points under our Funko, Loungefly and Mondo brands. We are building out our sports, music, video game and content creator fandoms and diversifying our offering with personalized products, such as Pop! Yourself, micro collectibles and blind boxes containing mystery figures. We believe we sit at the nexus of pop culture and the growing "kidult" segment of the market—content providers value us for our ability to connect fans to their properties with our creative products and broad distribution; retailers value us for our broad portfolio of licensed pop culture products that we can curate to resonate with their consumers; and consumers value us for our distinct, stylized products and the content they represent. We believe our innovative product design and market positioning have disrupted the licensed product markets and helped to define today’s pop culture products category.
The Pop Culture Industry
Pop culture encompasses virtually everything that someone can be a fan of—movies, TV shows, streaming, anime, video games, music, sports, books and more. Pop culture fandom has evolved from niche communities around specific properties to having a broad presence in modern life. Today, there is more quality content than ever before and technology innovation has made that content accessible anytime, anywhere. Social media has further allowed for fans to share their love and form communities more easily than before. Everyday interactions at home, work or with friends, whether in person or through social media, are increasingly influenced by pop culture.
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

Dedicated and Active Fan Base
We believe pop culture fans possess distinguishing characteristics that make them highly valuable consumers. Like sports fans, fans of other forms of pop culture identify strongly with their favored properties, and have a natural tendency to form social communities around them. Furthermore, as it becomes increasingly easy to access a large quantity of quality content, fans seek more ways to expand and express connections to their favored characters or properties as they share their passion with others. As a result, consumers are participating in the story of these properties via social media platforms and conventions, such as Comic-Con and Anime Expo, rather than being solely consumers of content. By being a part of the conversation regarding their favored content, fans reinforce their love for it, thereby creating a cycle of fandom.
Growing Cultural Relevance
As pop culture engagement has increased, we believe fandom has become a pastime, and fans are more openly passionate about all forms of pop culture. Social media is driving the importance of pop culture as fans increasingly want to engage with the content across their social communities to show affinity for their favorite content. For example, three of the top U.S. pop culture-related conventions, including New York Comic Con, Comic Con International: San Diego and Anime Expo 2025, drew sell-out crowds, reaching capacity at each event location. This represents a cultural shift supporting the acceptability of fan affinity for pop culture content across demographic categories of fans.
Our Strategic Differentiation
Deep and Extensive Licensing Partnerships
We have strong licensing relationships with many established content providers and strive to partner with content providers across multiple genres, including movies, television, video games, anime, sports, and music. In 2025, we had license agreements with over 250 content providers covering approximately 800 active licensed properties. We believe our numerous licensing relationships have allowed us to build one of the largest portfolios of licensed property in our industry, from which we can create multiple products based on each character within those properties. Content providers trust us to create unique extensions of their intellectual property that extend the relevance of their content with consumers through ongoing engagement, helping to maximize the lifetime value of their content. We believe we have benefited from a trend of content providers consolidating their relationships to do more business with fewer licensees. As a trusted steward with a strong retail distribution network and connection with the end user, we believe we have benefited from this trend. Further, we have historically been able to renew productive licenses on commercially reasonable terms, which positions us to benefit from the ongoing desire of consumers to engage with and show affinity for their favorite pop culture content.
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

For the years ended December 31, 2025, 2024 and 2023, no single property accounted for more than 5% of our sales, and the portion of our sales for the years ended December 31, 2025, 2024 and 2023 attributable to our top five third-party properties was 19%, 18%, and 17%, respectively. Additionally, the portion of our sales related to evergreen properties for the years ended December 31, 2025, 2024 and 2023 was approximately 69%, 73%, and 67%, respectively.
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
In addition to offering multiple properties and product categories, we create and sell a variety of unique brands that have their own look and feel. Our brand portfolio includes Core Collectible (which include Pop! Vinyl, as well as other branded lines such as Bitty Pop! and Pop! Yourself), Loungefly (softlines including bags, wallets, backpacks and apparel) and Other (which includes our emerging brands, such as Mondo).
Broad Consumer Appeal and Engagement
Fans are increasingly looking for ways to express their affinity for and engage with their favorite pop culture content. Over time, many of our consumers evolve from occasional buyers to more frequent purchasers, whom we categorize as enthusiasts or collectors. We create products to appeal to a broad array of fans across consumer demographic groups. We strive to keep our products at an accessible price point, generally under $15 for our standard Pop! Vinyl figures, which allows our fans to express their fandom frequently and impulsively. We continue to introduce innovative products designed to facilitate fan engagement across different price points and categories. Our fans routinely express their passion for our products and brands through social media and live pop culture events, such as Comic-Con or our own Funko themed events. Additionally, we seek to drive direct engagement with our fans through in-person experiences at our flagship retail stores and fan events, as well as digitally through our websites, mobile application and various social media platforms. We believe we have one of the largest and most engaged fan bases in our industry, driven by their passion and love of our unique products and the properties we represent.
Diversified Global Distribution Network
We sell our products through a diverse network of retail customers across multiple retail channels, including specialty retailers, mass-market retailers, and e-commerce sites, as well as directly to consumers primarily through our owned websites and three flagship retail stores. We can provide our retail customers a customized product mix designed to appeal to their consumer bases. Our key retail partners in the United States include Amazon, Hot Topic, Walmart, Target and GameStop. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, Smyths Toys, and Carrefour. We believe we drive meaningful traffic to our retail customers’ stores because our products have their own built-in fan base, are refreshed regularly creating a “treasure hunt” shopping experience for consumers, and are often supplemented with exclusive, limited-time products that are highlighted on social media. We believe these merchandising strategies create a sense of urgency with consumers that encourages repeat visits to our retail customers.
Additionally, we are continuing to invest in our direct-to-consumer channel to expand our reach and further strengthen our relationship with our fan base. Our direct-to-consumer channel includes our own e-commerce websites in the U.S., Mexico and Europe as well as our three flagship retail stores located in the U.S.

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
Growth Strategies
Make Culture Pop!
We believe our growth opportunity is at the intersection of Culture, Creativity and Commerce.
Culture
We believe we should be the definitive brand for transforming pop culture into products. We strive to be at the center of the moments everyone is talking about, created by us or with us, across all corners of pop culture.
We intend to enhance our ability to identify trends and supercharge our speed to market. During the year ended December 31, 2025, we were among the first to recognize the mass audience and collector appeal of KPop Demon Hunters and moved quickly to create an exciting lineup of products to have on the retail shelves for the holiday season. This launch was one of our biggest presale events when it launched on our e-commerce site.
It is a priority for us to rebuild credibility and enthusiasm with core collectors and mega fans, by improving execution around limited editions, storytelling and drop cadence. We are also actively exploring ways to expand our business to new corners of pop culture through trend mashups and out-of-the-box collaborations with iconic brands and categories such as footwear, automotive and cosmetics. We intend to do more in the areas of K-Pop, sports, music tours, fashion and architecture, and we are working with relevant content creators to expand into newer areas of fandoms like Twitch streamers, YouTubers and influencers. Anime continues to be one of our largest fan verticals and we intend to expand in Asia and EMEA.
Creativity
Funko is a leading pop culture consumer products company. We intend to further enhance our innovation, expanding assortments and being more aggressive about growing and adding new form factors for fans. We have a product archive of formats going back 25 years that we intend to leverage in new relevant ways.
We intend to further expand Bitty Pop!, our mini vinyl figures for collectors, gifts or display. We have built out the Bitty line to include the ability to world-build. We intend to further expand the line to include more licensed and original characters and environments that allow fans to create realistic worlds or use their imagination to create new ones.
As the blind box format continues to grow in popularity, we are excited to expand our presence into a space in which we have a proven track record and one that allows us to create new characters and our own intellectual property across film, series and social media platforms. We have introduced our new Premium Blind Box collections, an artist-driven product line that gives fans the opportunity to discover bold and imaginative designs. Our Premium Blind Box line includes a chase variant, and we are planning to add more offerings from both internal and external artists.
Commerce
We see a significant opportunity to amplify our retail presence, by focusing on bringing products to life on-shelf and online through experiences that delight consumers and drive growth and newness for our partners worldwide.

We believe the rise of pop culture and deep fan loyalty are global. We believe our sales are currently underpenetrated internationally as we generate the majority of our net sales in the United States. Sales generated from customers outside of the United States accounted for approximately 40%, 35% and 31% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively. We are continuing to invest in the growth of our international business, both directly and through third-party distributors. We believe there are opportunities to further increase our sales in other regions, such as Asia and Latin America, by expanding our direct sales to retailers, co-branded franchise stores and/or through expanded distributor relationships.
Within our direct-to-consumer business, we intend to simplify the experience on our e-commerce site and app. This includes a more intuitive design, improved functionality around limited drops, wish lists and loyalty programs. We intend to deploy technological AI-based enhancements to our Pop! Yourself builder.
Product Lines and Licenses
We sell a broad array of licensed pop culture consumer products featuring characters from an extensive range of media and entertainment content, including movies, TV shows, video games, music and sports. Our products combine our proprietary brands and distinct designs and aesthetic sensibilities into properties we license from content providers. We seek to license content that will allow us to capitalize on the popularity of current movies, TV shows, video games, music and other content releases, as well as classic evergreen properties, which are not tied to a current or new release, and which are less subject to pop culture trends. Additionally, by utilizing our in-house creative team we have the ability to develop our own content and intellectual property. Our current products are principally figures, fashion accessories, apparel, plush products, accessories, homewares, vinyl records and limited-edition posters.
Our Brands and Designs
We have multiple proprietary brands under which most of our products are marketed. Currently, our principal proprietary brands include Pop!, Loungefly and Mondo.
Pop!, introduced in 2010, is our most well-recognized brand. Our standard Pop! Vinyl stylized design incorporates a rounded square head that typically consists of no mouth and a very simple nose and stand about four inches tall. The Pop! brand has also been applied across many of our other product categories, including plush, accessories, apparel and homewares. Core Collectible branded products, which include Pop! Vinyl, represented 80%, 77% and 73% of our sales for the years ended 2025, 2024 and 2023, respectively.
Our Loungefly branded products are generally licensed fashion accessories including stylized handbags, backpacks, wallets, clothing, and other accessories. Loungefly branded products represented 17%, 16% and 20% for the years ended 2025, 2024 and 2023, respectively.
Other brands we market under include Mystery Minis, Bitty Pop!, and Pop! Yourself. In addition, we also develop product lines that we market under the broader Funko brand, such as Funko action figures, Funko Soda, and Funko Plush product lines. We also market under Mondo, a boutique collectibles brand specializing in high-end collectibles as well as limited-edition art prints and vinyl records. We expect to continue to develop new product designs and lines, which may develop into proprietary brands in the future.
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
Our top ten licensors collectively accounted for approximately 63%, 63% and 68% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 28%, 32% and 38% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Our license agreements require us to make royalty payments to the licensor based on our sales of the licensed product and, in some cases, require us to incur other charges. For the years ended December 31, 2025, 2024 and 2023, the average royalty rate was 17.4%, 16.1% and 16.4%, respectively. Our royalty expense for any given year will vary depending on the mix of products and properties sold during that year. For the years ended December 31, 2025, 2024 and 2023, we incurred royalty expenses of $158.5 million, $168.9 million and $179.7 million, respectively. Our licenses are generally not exclusive. In addition, the rights that licensors grant to us are typically limited to specific properties, product categories, territories and, in some cases, sales channels.
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
For the years ended December 31, 2025, 2024 and 2023, 36%, 37% and 31% of sales, respectively, were related to the Company's five largest license agreements, with no individual license agreement accounting for more than 10% of sales.
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
•Current Releases. Properties in the current release category typically are tied to new movie releases, current television series or newer video game titles. These properties are intended to capitalize on the excitement of fans surrounding the launch of new content. Products that we design and sell based on new movie releases are expected to have a limited duration of market demand, depending on the popularity of the title. Examples of new movie releases are KPop Demon Hunters, Lilo and Stitch (2025) and Wicked: For Good. Additionally, products that we design and sell based on current television series or new video game titles are expected to have a market demand depending on the popularity and longevity of the title, which is generally expected to be multiple years. Examples of our current TV properties include One Piece and Stranger Things. Examples of a current video game property is Five Nights at Freddy’s.
We expect these categories and the properties they encompass to evolve over time as current content becomes classic evergreen and as new forms of pop culture content emerge. The percent of our sales attributable to classic evergreen and current releases may fluctuate in any given year based on the number and popularity of new content releases.

Product Design and Development
We believe our creative product designs and nimble speed to market are key reasons why content providers trust us with their properties and consumers passionately engage with our brands and products. We leverage our creative, art and sculpting teams to design and develop a majority of our products in-house from inception to production. Our creative team layers our whimsical, fun and unique style onto the content we license to create product designs that resonate with consumers. Additionally, from time to time our creative team will develop new styles and products based on our own intellectual property. Our creative team is passionate about pop culture, and we believe we have a strong pipeline of talent given our culture and the opportunity we provide to work with the most relevant pop culture content. Our designers often work collaboratively with content providers in advance of new content releases to create unique, stylized products (both physical and digital) to maximize the value of their properties.
Our product development team oversees all aspects of new product development in order to ensure a timely product design and development process, including submitting the initial design to the content provider for approval, developing the product prototype, receiving final content provider approval and coordinating manufacturing with our supply chain team and third-party manufacturers. Our flexible and low-fixed cost production model enables us to move from product design of a figure to shipping, with a minimal upfront investment for most figures of $7,500 to $15,000 in tooling, molds and internal design costs as of December 31, 2025. Because of the strength of our in-house creative team, we are able to move from product design to pre-selling a new product in as few as 24 hours.
Manufacturing and Materials
Our products are produced by third-party manufacturers primarily in Vietnam and China, which we choose on the basis of performance, capacity, capability and price. We also manufacture or assemble certain apparel and other products in the United States, Mexico and Cambodia. The use of third-party manufacturers enables us to avoid incurring fixed manufacturing costs, while maximizing flexibility, capacity and capability. Though our manufacturing base has diversified over time as we have grown our sales and expanded our product offerings, we have historically concentrated production with a small number of manufacturers and factories as part of a continuing effort to monitor quality, reduce manufacturing costs and ensure speed to market. In the case of most of the factories in which our products are manufactured, our products represent a significant percentage of each factory’s total capacity, which we believe provides us greater flexibility in supply chain management. We do not have long-term contracts with our manufacturers. During 2025, we moved production of certain products from China to Vietnam to mitigate the impact of the U.S. implemented tariffs. Our relationships with key manufacturers aided in securing additional factory capacity and ability to transfer our tools and molds to quickly resume production. We believe that further alternative sources of supply are available to us although we cannot be assured that we can obtain adequate supplies of manufactured products on a timely basis or at all.
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

While we purchase finished products from our manufacturers, the cost of our products is impacted by the cost of labor, as well as the cost, timing and/or availability of the principal raw materials used in the production and sale of our products, including vinyl, fabric, ceramics and plastics. All of these materials are readily available but may be subject to significant fluctuations in price or delays in shipping to the factories as a result of global capacity constraints. In addition, changes in trade policies of the U.S. or other countries, such as tariffs or retaliatory tariffs, have and may continue to contribute to inflationary conditions and increase the manufacturing costs or limit the availability of our products, particularly with regard to our products manufactured and/or assembled in Vietnam, China, Cambodia and Mexico. Although we do not manufacture our products, we own most of the tools and molds used in the manufacturing process, and generally these are transferable among manufacturers if we choose to employ alternative manufacturers.
Sales
We sell our products to a diverse network of customers throughout the world. Domestically, we sell our products to specialty retailers, mass-market retailers and e-commerce sites. Our key retail partners in the United States include Amazon, Hot Topic, Walmart, Target and GameStop. Internationally, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. Our key international retail customers include Amazon, Smyths Toys, and Carrefour. In addition to major retailers, we also sell our products to distributors for sale to specialized retailers in the United States and in certain countries internationally, typically where we do not currently have a direct presence.
We also sell our products directly to consumers through our e-commerce business, three flagship retail stores and, to a lesser extent, at specialty licensing and comic book shows, conventions and exhibitions in cities throughout the United States, including at Comic-Con events. Our direct-to-consumer sales accounted for approximately 24%, 24%, and 21% of our sales for 2025, 2024, and 2023, respectively. We intend to continue to increase our focus on these efforts in the future.
We believe we have a diverse customer base, with our top ten wholesale customers representing approximately 31%, 31%, and 32%, of our 2025, 2024, and 2023 sales, respectively. No single customer accounted for over 10% of sales during these periods.
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
We sell our products to our customers with payment terms typically varying from 30 to 90 days (average 60 days). We contract the manufacture and assembly of most of our products to third-party unaffiliated manufacturers primarily located in Vietnam, China, Cambodia and Mexico and ship those products to our warehouse or third-party logistics facilities in the United States, the United Kingdom and the Netherlands. While a majority of our sales originate in the United States and the United Kingdom from inventory we hold in our warehouses and third-party logistics locations, certain of our customers may take title to our products upon shipment from the factory or at the port.
We establish sales allowances, including promotional and other allowances, at the time of sale. The reserves are determined as a percentage of sales based upon either historical experience or upon estimates or programs agreed upon by our customers and us. As of December 31, 2025 and 2024, we had sales allowances of $39.8 million and $42.2 million, respectively.
Marketing
We believe Funko’s trendsetting and nostalgia-based product assortment is a unique voice in the pop culture marketplace, and that our expansive retailer presence, high engagement rates across our owned channels, and devout fan base create fervor for the Funko brand. Our ability to effectively engage with our customers has resulted in a deep affinity for Funko and our products.

Funko continues to acquire new fans through high profile social media sites such as Facebook, X, Instagram, TikTok and YouTube. We continue to expand our reach globally through our compelling content, events and personal engagement with our fan base. We also plan to develop and implement new marketing programs aimed at driving traffic to our websites and new customer acquisition targeted to specific products and properties.
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
Intellectual Property
We believe that our trademarks, copyrights and other intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products. We track our trademark registrations to ensure that marks used in commerce are renewed and maintained to prevent expiration of trademark rights. As of December 31, 2025, we owned approximately 112 registered U.S. trademarks, 346 registered international trademarks, 5 pending U.S. trademark applications and 24 pending international trademark applications. Most of our products are produced and sold under trademarks owned by or licensed to us. We register many of our trademarks related to our brands and seek protection under the trademark and copyright laws of the United States and other countries where our products are produced or sold. These intellectual property rights can be significant assets. Accordingly, while we believe we are sufficiently protected, the failure to obtain or the loss of some of these rights could have an adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors.”
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
In relation to our sales and marketing activities, we are subject to various consumer protection rules and regulations promulgated and/or enforced by various federal and state regulators such as the U.S. Federal Trade Commission, and state attorneys general as well as non-U.S. regulatory authorities that relate to advertising, product delivery and other consumer-facing practices. In addition, our online products and services, including our e-commerce and digital communications activities, are or may be subject to U.S. and non-U.S. digital marketing, such as the CAN-SPAM Act, and data privacy and cybersecurity laws, such as the U.S. Children’s Online Privacy Protection Act, the California Consumer Privacy Act (“CCPA”), and the EU/UK General Data Protection Regulation (“GDPR”).
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
As of December 31, 2025, we employed 1,104 full-time employees. We employed 870 people in North America, 211 people in Europe and 23 people in Asia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Seasonality
While our customers in the retail industry, and many of our competitors, typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. For the years ended December 31, 2025, 2024 and 2023 approximately 58%, 56% and 55%, respectively, of our net sales were generated in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season.

Generally, the first quarter of the year represents the lowest volume of shipments and sales in our business and in the retail and toy industries generally, and it is also the least profitable quarter due to the various fixed costs of the business. However, the volatility in net sales we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods. See Item 1A, “Risk Factors.”
Information about our Executive Officers and Board of Directors
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 12, 2026):

Name	Age	Position(s)
Josh Simon	47	Chief Executive Officer and Director
Yves Le Pendeven	47	Chief Financial Officer
Tracy Daw	60	Chief Legal Officer and Secretary
Andy Oddie	53	Chief Commercial Officer
Husnal Shah	48	Chief Product Officer
Charles Denson	69	Chairman of the Board of Directors
Reed Duchscher	36	Director
Trevor Edwards	63	Director
Jason Harinstein	50	Director
Diane Irvine	67	Director
Jesse Jacobs	50	Director
Michael Kerns	49	Director
Sarah Kirshbaum Levy	55	Director
Executive Officers
Josh Simon has served as Funko, Inc.'s Chief Executive Officer and Director since September 2025. Mr. Simon previously served as Vice President, Global Consumer Products at Netflix, Inc., a media company, from March 2020 to August 2025. In this position, Mr. Simon led all aspects of the consumer products business division, including overseeing its global merchandise business, live experiences, and the Roald Dahl Story Company. He also launched Netflix’s first e-commerce platform for consumer products and managed relationships with the world’s largest retailers, including Walmart and Target, and oversaw the growth of the Netflix Live Experience business launching more than 40 unique experiences across 300 cities around the world. Prior to Netflix, Mr. Simon served in multiple leadership roles at Nike, Inc., a global athletic apparel company, from January 2015 to February 2020, including serving as Vice President, Product and Merchandising Strategy and Head of Global Category Strategy. He also served in senior roles at The Walt Disney Company, a media and entertainment company, from 2000 to 2006, including as Director of Production & Development. Mr. Simon received his B.A. in Economics from Harvard University. We believe Mr. Simon is qualified to serve on our board of directors due to his extensive leadership experience in operations, licensing and strategy and his perspective as the Company’s Chief Executive Officer.
Yves Le Pendeven has served as Funko, Inc.'s Chief Financial Officer since August 2024. Since joining Funko in October 2019, Mr. Le Pendeven has held several roles as a senior finance executive, most recently serving as Acting Chief Financial Officer from March 2024 to August 2024 and before that as Deputy Chief Financial Officer from August 2023 to March 2024. From April 2015 to October 2019, Mr. Le Pendeven served multiple senior-level finance roles at Volcom, a subsidiary of the Kering Group, most recently as Vice President, Financial Planning & Analysis, where he oversaw global financial planning. From January 2008 to March 2015, Mr. Le Pendeven was a Director, Financial Planning & Analysis in the corporate finance group at Quiksilver. Mr. Le Pendeven earned a M.B.A. from the Paul Merage School of Business at University of California - Irvine and a B.A. in Science, Technology and Society from Stanford University.

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
Husnal Shah has served as Chief Product Officer since July 2025. Prior to her appointment of Chief Product Officer, she was Vice President of Global Sourcing at Funko from November 2021 to July 2025, where she also oversaw Product Safety and Quality, Social Compliance, and managed the Company’s operations across Asia. Before joining Funko, she held several leadership roles at The Walt Disney Company, rising through positions of increasing responsibility within Product Development and Sourcing from May 2006 to November 2021. Most recently, she served as Director of Global Sourcing at Disney Consumer Products, where she led both vertical and wholesale businesses. Ms. Shah holds an M.B.A. from the K.S. School of Business Management at Gujarat University in India.
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
Reed Duchscher has served on the board of directors of Funko, Inc. since January 2026. Mr. Duchscher has served as the Chief Executive Officer of Night Inc., a next-generation talent management and venture platform that partners with the world’s most influential creators, artists and brands, since July 2015. Mr. Duchscher received his B.A. of Science from North Dakota State University and his Masters in Sports Administration from Fairleigh Dickinson University. We believe Mr. Duchscher is qualified to serve as a director of the Company due to his leadership experience working with creators and knowledge of the content creation industry.

Trevor Edwards has served on the board of directors of Funko, Inc. since July 2022. Mr. Edwards spent 25 years at NIKE, Inc., the multinational athletic apparel corporation, in roles of increasing responsibility, most recently as President, NIKE Brands from 2013 to 2018; Vice President, Global Brand & Category Management from August 2006 to June 2013; Vice President, Global Brand Management from 2002 to 2006; Vice President, U.S. Brand Marketing from 2000 to 2002; Vice President, EMEA Marketing from 1999 to 2000; Director of Marketing for Europe from 1997 to 1999; and Director of Marketing for the Americas from 1995 to 1997. Prior to NIKE, Mr. Edwards worked at Colgate-Palmolive in Global Marketing. Mr. Edwards currently serves on the board of directors of VF Corporation, a leading apparel, footwear and accessories company, and Fanatics Inc., a global digital sports platform, and previously served on the board of directors of Mattel Inc. from 2012 to 2018. Mr. Edwards received a BBA and MBA from Bernard Baruch College. We believe Mr. Edwards' extensive marketing and brand management experience, as well as public company leadership experience, make him well-qualified to serve on our board of directors.
Jason Harinstein has served on the board of directors of Funko, Inc. since December 2024. Mr. Harinstein has served as the Chief Financial Officer of Collectors Holdings, Inc., a provider of authentication and grading services, since December 2021. Prior to such role, he served as Chief Financial Officer for Flatiron Health, a healthtech company dedicated to improving cancer care, from April 2017 to December 2021. Mr. Harinstein currently serves on the board of directors of Collectors, Inc., Lucky Strike Entertainment, and Groupon, Inc. and previously served on the board of directors of Alkuri Global Acquisition Corp. from January 2021 to December 2021. Mr. Harinstein received his B.A. from Northwestern University and his M.B.A. from the University of Chicago. We believe Mr. Harinstein is qualified to serve as a director of the Company due to his financial expertise, leadership experience and knowledge of the collectibles industry.
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
Jesse Jacobs has served on the board of directors of Funko, Inc. since May 2022. Mr. Jacobs is a Partner at The Chernin Group, LLC, which he co-founded with Peter Chernin in 2010, leading the company's investments, operations, and team building. Prior to founding The Chernin Group, Mr. Jacobs was a senior member of the media, entertainment, and sports advisory, investing and financing team at Goldman Sachs. Mr. Jacobs began his career in NFL, MLB, and NHL sports television production at the inception of Fox Sports and then for CBS Sports in the Olympics. He was part of the early wave of online video and music, both at iFilm, where he ran content, as well as Yahoo! Internet Life, where he produced live music and film events celebrating the best in digital video and music. Mr. Jacobs is on the board of directors of TCG, The Chernin Group, Collectors Universe, Epic Gardening and The North Road Company. He previously served on the board of directors of Barstool Sports, Goldin Auctions, Equip, Scopely, Exploding Kittens, The Action Network, Otter Media, Fullscreen, Ellation (Crunchyroll), Hello Sunshine, Hodinkee, Headspace, and Gunpowder & Sky. Mr. Jacobs is a graduate of the University of Pennsylvania with a BA in English and Communications and holds an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Jacobs' broad management, business and entertainment experience make him well-qualified to serve on our board of directors.

Michael Kerns has served on the board of directors of Funko, Inc. since November 2023. Mr. Kerns is a Co-founder and Partner at TCG. Mr. Kerns joined The Chernin Group, LLC in 2015, helping lead the company's investment efforts as President of TCG Digital. Mr. Kerns has deep experience starting, managing, and investing in digital media and consumer technology companies. Prior to joining The Chernin Group, Mr. Kerns was a Senior Vice President at Yahoo!, leading the Homepage, Video, and Global Media Properties product and business unit. Mr. Kerns previously cofounded Citizen Sports, where he was CEO and led the company to a successful acquisition by Yahoo! in 2010. Mr. Kerns began his career as an Associate at Angel Investors, LP. and later became the Chief of Staff at Steinberg & Moorad Sports Management, a premier sports representation firm. Mr. Kerns is on the board of TCG, Food52, MeatEater, SketchyMedical, Surfline, Sofar Sounds, and Premier Lacrosse League. Mike was previously on the board of directors of Barstool Sports, Night Media, Epic Gardening, The Action Network, Otter Media, Ellation (Crunchyroll), and a board observer of Cameo. Mr. Kerns is a graduate of UCLA with a BA in History. We believe Mr. Kerns' broad management, business and entertainment experience make him well-qualified to serve on our board of directors.
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
Segment Information
We identify our segments according to how the business activities are managed and evaluated, for which discrete financial information is available and is regularly reviewed by our Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Due to a change in executive management during the year ended December 31, 2025, our CODM has changed from our prior Chief Executive Officer to our current Chief Executive Officer. Because our CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, we have one segment.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 40%, 35% and 31% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, Cambodia, China and Mexico to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. In 2025, the U.S. presidential administration announced tariffs on a broad range of imported goods, including on imports from China, Vietnam, Cambodia and Mexico. U.S. tariff impositions against certain exports were followed by retaliatory tariffs on U.S. exports to certain countries. Certain of the products we purchase from manufacturers in China, Vietnam, Cambodia and Mexico have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing further as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. Certain tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. This has led and may lead to further continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. U.S. tariff impositions against Vietnam, Cambodia, China and/or Mexico have had and could continue to have a material adverse effect on our business, results of operations and financial condition.
In addition, trade-related legislation may adversely impact our operations and financial results. See our risk factor "Our use of third-party manufacturers to produce our products presents risks to our business."
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
FAH, LLC and certain of its material domestic subsidiaries from time to time (collectively, the "Credit Agreement Parties") are parties to a credit agreement dated as of September 17, 2021 (as amended, restated, amended and restated, supplemented, waived or otherwise modified from time to time, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $125.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of December 31, 2025, we had $219.9 million of indebtedness outstanding under our Credit Facilities, consisting of $94.9 million outstanding under our Term Loan Facility (net of unamortized discount of $0.4 million) and $125.0 million of outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”), entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of December 31, 2025, the Company had $5.4 million outstanding under the Equipment Finance Loan.
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
The restrictive covenants in the Credit Agreement also include certain financial covenants that require us to, subject to certain testing holidays and covenant cure rights set forth in the Credit Agreement, comply with (i) on a quarterly basis, a maximum Net Leverage Ratio (as defined in the Credit Agreement), (ii) on a quarterly basis, a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), (iii) at all times, a minimum Qualified Cash (as defined in the Credit Agreement) covenant and (iv) for the six-month period ending June 30, 2026, a minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant (collectively, the "Financial Covenants").

On February 13, 2026, the Credit Agreement Parties entered into an amendment (the "Fifth Amendment") with the lenders under the Credit Agreement in effect prior to the Fifth Amendment (the "Prior Credit Agreement") and JPMorgan Chase Bank, N.A. as administrative agent. The Fifth Amendment, among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026 and (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain Financial Covenants for any test period (to the extent required to be tested in such test period) if FAH, LLC makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period. See Note 10, “Debt” of the Notes to Consolidated Financial Statements included in this Form 10-K.
There can be no guarantee that we will not breach these covenants in the future. Our ability to comply with the Financial Covenants and the other covenants and restrictions under our Credit Facilities may be affected by events and factors beyond our control, and there can be no guarantee that we will be able to further amend our Credit Facilities in order to avoid or mitigate the risk of any potential breach that may occur in the future. Our failure to comply with the Financial Covenants as described above, or with any of the other covenants or restrictions under our Credit Facilities, could result in an event of default under our Credit Facilities. This would permit the lending banks under such facilities to take certain actions, including terminating all outstanding commitments and declaring all amounts due under our Credit Agreement to be immediately due and payable, including all outstanding borrowings, accrued and unpaid interest thereon, and prepayment premiums with respect to such borrowings and any terminated commitments and exercising other remedies as set forth in the Credit Agreement. In addition, the Lenders would have the right to proceed against the collateral we granted to them, which includes substantially all of our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
The Credit Facilities under the Credit Agreement will mature on December 31, 2027. We may not be able to timely refinance our existing debt, secure additional debt or equity financing on favorable terms, or at all, including due to our current financial condition, market volatility and uncertainty resulting from international conflicts or geopolitical tensions, among other factors. If an event of default under our Credit Agreement occurs and is not cured or waived, the Required Lenders could elect to declare all amounts outstanding under the Credit Agreement immediately due and payable and exercise other remedies as set forth in the Credit Agreement. In addition, the Required Lenders would have the right to enforce their security interests against the collateral pledged to them, which includes substantially all of our assets.
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
Our Board intends to continue to evaluate strategic alternatives for the Company from time to time, aimed at maximizing value for our stockholders. The process of reviewing strategic alternatives may be costly, time consuming and complex and we may incur significant costs related to this review, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance that any review of strategic alternatives will result in the identification or consummation of any transaction or action and there is no defined timeline for completion of a review process. There can be no assurance that any potential strategic alternative, if identified, evaluated and consummated, will have a positive impact on our business or provide greater value to our stockholders than that reflected in the current price of our common stock.
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
We regularly face challenges in managing our inventory levels. We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, at any given time it is difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. At the times when we do not accurately anticipate the popularity of certain products, then we may not have sufficient inventory to meet demand. Similarly, when demand or future sales do not reach forecasted levels, it often results and could continue to result in our having excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard.

In addition, we often face and may in the future face difficulties processing inventory through our distribution centers, which could cause us to hold inventory for an extended period of time. When market conditions, demand for our products or consumer preferences shift or we face distribution challenges prior to the sales of the inventory, we have and may in the future have excess inventory that we need to hold for a long period of time, write down, and/or sell at prices lower than expected or discard.
We are also and may in the future be negatively affected by changes in retailers’ inventory policies and practices, including as a result of macroeconomic factors. As a result of the desire of retailers to more closely manage inventory levels, we are required to more closely anticipate demand, and this has, at times required us to carry additional inventory. Policies and practices of individual retailers can adversely affect us as well, including those relating to access to and time on shelf space, price demands, payment terms and favoring the products of our competitors. Our retail customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any retailer can therefore freely reduce its overall purchase of our products, including the number and variety of our products that it carries, and reduce the shelf space allotted for our products. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected. For additional information, please see " Inventory Management" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership or changes in our financial condition will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be materially adversely affected. Our top ten licensors collectively accounted for approximately 63%, 63% and 68% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm and Marvel, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 28%, 32% and 38% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. As of December 31, 2025, we had an accrual of $29.6 million on our balance sheet related to ongoing and future royalty audits, based on estimates of the costs we expect to incur. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 31%, 31% and 32% of our sales for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the years ended December 31, 2025, 2024 and 2023, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 38.7%, 41.4% and 30.4%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Consumer demand for pop culture products can and does shift rapidly and without warning. As a result, even if our product offerings are initially successful, there can be no guarantee that we will be able to maintain their popularity with consumers. Accordingly, our success will depend, in part, on our ability to continually design and introduce new products that consumers find appealing. To the extent we are unable to do so, our sales and profitability will be adversely affected. If consumer demand for our products were to decrease, our business, financial condition and results of operations could be adversely affected unless we were able to develop and market additional products that generated an equivalent amount of net sales at a comparable gross margin, which there is no guarantee we would be able to do.
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
Our license agreements usually also require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. In the case that a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of December 31, 2025 and 2024, we recorded reserves of $0.8 million and $8.5 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of December 31, 2025, we owned approximately 112 registered U.S. trademarks, 346 registered international trademarks, 5 pending U.S. trademark applications and 24 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, creativity and hard work that drive our success. In particular, our success depends to a significant extent on the continued service and performance of our senior management team. We are dependent on their talents and continuing employment, and believe they are integral to our relationships with our licensors, certain of our key retail customers and to our overall selling and creative design processes. In August 2025, we announced that Josh Simon was appointed Chief Executive Officer, succeeding Michael Lunsford, a former member of our Board of Directors and former Interim Chief Executive Officer. The recent and any future changes in our leadership could have a material adverse impact on our business, financial condition and results of operations. The loss or temporary absence of any member of our senior management team, or of any other key employees, or the inability to successfully complete planned management transitions, could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key person life insurance policies on any member of our senior management team or on our other key employees.
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
The businesses of our retail customers are highly seasonal, with a majority of retail sales occurring during the period from August through November in anticipation of the holiday season. As a consequence, we have experienced moderate seasonality in our business. Approximately 58%, 56% and 55%, of our net sales for the years ended December 31, 2025, 2024 and 2023, respectively, were made in the third and fourth quarters, as our customers build up their inventories in anticipation of the holiday season. This seasonal pattern requires significant use of working capital, mainly to manufacture inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of highly popular products or producing excess inventory of less popular products. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods during the critical months leading up to the holiday shopping season.
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
We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a materially negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts reserving capacity or providing loss contingencies with certain of our manufacturers. While we believe our external sources of manufacturing can be shifted, to alternative sources of supply, we would require significant planning to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.
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
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. These laws may be standalone or incorporated into other regimes, such as trade controls. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act ("UFLPA"), to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for our products, or otherwise adversely impact our business. Although laws like the UFLPA establish presumptive standards that can be overcome, those actions may require us to spend significant time and resources and may not ultimately be successful. Monitoring compliance by independent manufacturers is complicated by the fact that expectations of ethical business practices continually evolve, may be substantially more demanding than applicable legal requirements and are driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such expectations might develop in the future and cannot be certain that our manufacturing requirements, even if complied with, would satisfy all parties who are active in monitoring and publicizing perceived shortcomings in labor and other business practices worldwide.
Additionally, the third-party manufacturers that produce or assemble most of our products are located in Vietnam, China, Cambodia and Mexico. As a result, we are subject to various risks resulting from our international operations. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”

We are subject to a series of risks related to climate change.
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations and those of our suppliers, requiring us or our suppliers to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations, either directly or indirectly through impacting our suppliers. Climate change may impact the frequency and/or intensity of such events as well as contribute to certain chronic changes, such as changes to meteorological or hydrological patterns, which may have various adverse impacts. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
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
Expectations surrounding climate change, human capital, and other ESG matters continue to evolve rapidly. For example, we have previously been subject to media scrutiny for our management of product inventory. Unfavorable perceptions of our ESG performance may have a negative impact on our business, whether from a reputational perspective, a reduction in interest in our stock or products, issues in attracting/retaining customers, employees, or business partners, or otherwise.
Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters increasingly resort to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Addressing these varying demands and expectations (including any associated regulatory obligations) may be costly, and our efforts may not be successful or have the desired effect. Any failure to successfully navigate such divergent or conflicting expectations may also result in increased costs, changes in demand for certain products, reputational harm, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. Certain of our suppliers and business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Our operations, including our corporate headquarters, primary distribution facilities and third-party manufacturers, are concentrated in certain geographic regions, which makes us susceptible to adverse conditions in those regions.
Our corporate headquarters are currently located in Everett, Washington and our primary distribution warehouse is located in Buckeye, Arizona. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Burbank, California; and San Diego, California. In addition, the factories that produce most of our products are located in Vietnam, Cambodia, China and Mexico. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Buckeye is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, at our headquarters or at our warehouse facilities, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington or Arizona in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, changes in law and policy relating to taxes could adversely affect us. Taxing authorities and other officials regularly propose significant changes to tax laws, some of which may affect our business. The Organization for Economic Co-operation and Development (the “OECD”) announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles, and adoption of these guidelines may increase tax uncertainty and increase taxes applicable to us. In January 2026, more than 145 countries in the OECD/G20 Inclusive Framework agreed to have U.S.-headquartered companies remain subject to only U.S. global minimum taxes while exempting them from Pillar Two. This side-by-side agreement recognizes the tax sovereignty of the United States over the worldwide operations of U.S. companies and the tax sovereignty of other countries over business activity within their own borders. However, the precise contours of this side-by-side agreement as well as the details about its implementation by specific jurisdictions are uncertain. In addition, in July 2025, Public Law No: 119-21, known as the “One Big Beautiful Bill” (the “Tax Reform Bill”), was signed into law. The Tax Reform Bill made multiple changes to U.S. federal income tax laws, which could have implications for us and also for investors. The Tax Reform Bill modified federal income tax rules relating to the expensing of research and development costs, certain other capital expenditures and certain business interest expense. Moreover, various aspects of the Tax Reform Bill are unclear, and administrative guidance is anticipated regarding the application of numerous provisions in the Tax Reform Bill. There can be no assurance that the Tax Reform Bill and any resulting administrative guidance would not adversely affect us and the tax consequences to an investor. We cannot predict whether the U.S. Congress or any other governmental body may enact new tax legislation or tax regulations, or offer any assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on our business, results of operations, financial condition or prospects.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff's counsel a mootness fee of $3.0 million. The parties have submitted the settlement agreement to the Court of Chancery for approval.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. On August 17, 2023, the Court appointed two lead plaintiffs, and those plaintiffs filed an amended complaint on October 19, 2023. The amended complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023, and seek, among other things, compensatory damages and attorneys' fees and costs. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. On February 4, 2026, the Court of Appeals affirmed in part and reversed in part the District Court's decision. Specifically, it affirmed the dismissal of all claims based on statements made on earnings calls and presentations to investors, but reversed the dismissal of claims based on certain risk factor disclosures made in the Company's SEC filings.

On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. In January 2026, the Court granted preliminary approval of the class action settlement. The settlement administrator mailed class notices to the class members in February 2026. The final approval hearing is scheduled for May 1, 2026.
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Studen v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. This matter is currently in the early stages of litigation.
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

Use of digital marketing and social media may materially and adversely affect our reputation or subject us to fines or other penalties.
We rely to a large extent on our online presence to reach consumers and use third-party social media platforms as marketing tools. We rely on internet search engines, such as Google and we maintain Facebook, X, Instagram, TikTok and YouTube accounts. Search engines and social media platforms frequently update and change the algorithms that determine the placement and display of results of a user's search or the content a user sees. If we are unable to appear prominently in the search results or social media feeds for relevant queries or if changes to these algorithms reduce the visibility of our content, traffic to our website could decline and we may not be able to replace this traffic with traffic from other channels in a timely manner or at all, which could harm our business, financial condition, and results of operations. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.
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
In addition, the Stockholders Agreement provides that for as long as the TCG Related Parties beneficially own, directly or indirectly, in the aggregate, 22% or more of all issued and outstanding shares of our Class A common stock (assuming that all outstanding common units in FAH, LLC are redeemed for newly issued shares of our Class A common stock on a one-for-one basis, excluding for this purpose any shares of Class A common stock issued, from time to time, in at-the-market offerings, up to a maximum of $40.0 million), we will not take, and will cause our subsidiaries not to take, certain actions or enter into certain transactions (whether by merger, consolidation, or otherwise) without the prior written approval of TCG, including:
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
Additionally, the Continuing Equity Owners who, as of March 10, 2026, collectively hold approximately 0.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 55,327,398 common units of FAH, LLC as of December 31, 2025, representing approximately 99.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As discussed above, under the terms of the FAH LLC Agreement, FAH, LLC is obligated to make tax distributions to us and the Continuing Equity Owners and certain of their transferees based on the highest combined federal, state and local tax rates that may potentially apply to any one member of FAH, LLC and such distributions will generally be made to such holders pro rata based on their interests in FAH, LLC. As a result of potential differences in the amount of net taxable income allocable to us and to the Continuing Equity Owners and certain of their transferees, as well as the use of an assumed tax rate in calculating FAH, LLC’s distribution obligations (and certain other considerations), we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Funds we receive from FAH, LLC to satisfy its tax distribution obligations may not be available for reinvestment in our business. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in FAH, LLC, or the purchase of additional common units in FAH, LLC, along with a recapitalization of all of the outstanding common units in FAH, LLC. To the extent we do not take such actions in the future and instead, for example, hold such cash balances or lend them to FAH, LLC, the Continuing Equity Owners and certain of their transferees that hold interests in FAH, LLC would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their common units for Class A common stock. No adjustments are or will be made as a result of such cash balances to the consideration that the Continuing Equity Owners receive in connection with an election to have their common units redeemed in exchange for, at our election, a newly-issued share of our Class A common stock or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed.
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
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement (calculated utilizing the assumptions described above), which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the TRA Parties that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. The interests of the TRA Parties with respect to potential mergers, asset sales, or other forms of business combination or change of control are different than those of the holders of our Class A common stockholders, it may be difficult or not possible for us to negotiate modifications to the terms of the Tax Receivable Agreement in connection with any such transactions, and our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. For a discussion of our Tax Receivable Agreement, see Note 13, "Liabilities under Tax Receivable Agreement" of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
As of March 10, 2026, we had an aggregate of 144,555,396 shares of Class A common stock authorized but unissued, as well as approximately 186,797 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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
We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of December 31, 2025, 1,310,692 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees, 2,374,748 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees and 750,000 shares of Class A common stock underlying performance stock units we granted to certain of our executive officers. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of December 31, 2025, we had granted 2,360,372, shares of Class A common stock underlying stock options, 42,367 shares of Class A common stock underlying performance stock units and 4,194,069 shares of Class A common stock underlying restricted stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under our 2024 Inducement Award Plan. As of December 31, 2025, we had granted 1,256,805 shares of Class A common stock underlying restricted stock units to certain executive officers under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025, as discussed in Part II, Item 9A of the Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. In addition, as a result of our current material weaknesses or future material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could also diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
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
We and many third parties have experienced and expect to continue to experience cyberattacks and other security incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Threat actors are becoming more sophisticated and increasingly using techniques and tools, including artificial intelligence, designed to circumvent security controls, to evade detection and to obfuscate or remove forensic evidence, which means we may be unable to timely or effectively detect, identify, contain, or remediate future attacks or incidents. Disruptive attacks, such as through ransomware and other extortion-based tactics, that can temporarily or permanently disable our IT Systems or otherwise disrupt our business are becoming increasingly prevalent. Such attacks may involve internal or external actors, including state-sponsored organizations, opportunistic hackers and hacktivists, and may result from the exploitation of bugs, misconfigurations or vulnerabilities in our IT Systems (or open-source or commercial software that is integrated into our IT Systems), human error, social engineering/phishing, supply chain attacks, or malware deployment (for example, ransomware). Also, remote working arrangements increase the risk that threat actors will exploit vulnerabilities inherent in many non-corporate home networks.
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
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. We are therefore subject to laws, rules, and regulations in the United States, the European Union, and other jurisdictions relating to the collection, use, and security of Personal Information. Additionally, the privacy- and data protection-related laws, rules, regulations, and other obligations applicable to us are subject to significant change, and may be interpreted and enforced inconsistently over time and from jurisdiction to jurisdiction. Several jurisdictions have passed new laws and regulations in this area, and other jurisdictions are considering imposing additional restrictions.
For example, our operations are subject to the GDPR, which imposes data privacy and security requirements on companies doing business in the European Union, including: providing detailed disclosures about how Personal Information is collected and processed; demonstrating an appropriate legal basis; granting new rights for data subjects in regard to their Personal Information; and imposing limitations on retention of Personal Information; and maintaining a record of data processing. Each of the GDPR and the UK data protection regime can result in fines up to the greater of EUR 20 million or £17 million, as applicable, or 4% of total global annual turnover. We are also subject to rules with respect to cross-border transfers of Personal Information out of the European Economic Area ("EEA") and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of Personal Information from the EEA and the United Kingdom to the United States. These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive Personal Information transfers to/in the U.S.
In the U.S., the CCPA, imposes similar requirements on companies handling the Personal Information of California residents and creates a potentially severe statutory damages framework for violations of the CCPA. The CCPA, imposes data protection obligations on certain companies that do business in California and process the Personal Information of California residents, including consumer rights processes, limitations on Personal Information uses, and opt outs for certain disclosures of Personal Information and uses of sensitive Personal Information. The enactment of the CCPA prompted a wave of similar laws in other states in the United States, which created a patchwork of overlapping but different state privacy laws (with additional privacy laws expected to be forthcoming at both the federal and state level). We are also subject to general consumer protection laws, rules and regulations, such as the authority of the Federal Trade Commission and state attorneys general to enforce “unfair” or “deceptive” trade practices, including statements made in our public-facing website, privacy policy, and other statements.
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
It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of Personal Information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
We measure the maturity of our information security program in a manner informed by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). This does not imply that we meet any specific technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to implement controls to combat and respond to cybersecurity risks.
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
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee ("Committee") oversight of overall risk assessment and management, including oversight of management's implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant. The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

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
ITEM 2. PROPERTIES
As of December 31, 2025, our leased properties primarily consist of office space, warehouses and distribution facilities. The table below sets forth certain information regarding our material properties, all of which are leased:

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
Holders of Record
As of March 10, 2026, there were 35 stockholders of record of our Class A common stock. As of March 10, 2026, there were 5 stockholders of record of our Class B common stock.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2025.
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
Unregistered Sales of Equity Securities
None.

Stock Performance Graph
The following graph and table illustrate the total return from December 31, 2020 through December 31, 2025, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the Russell 2000 Consumer Discretionary Index. The graph and the table assume that $100 was invested on December 31, 2020 in each of our Class A common stock, the Russell 2000 Index, and the Russell 2000 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Funko, Inc.	100.00	181.12	105.11	74.47	129.00	32.76
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Russell 2000 Consumer Discretionary	100.00	128.41	89.09	112.04	121.10	117.98

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Annual Report on Form 10-K. Our results of operations for the year ended December 31, 2023, including a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Funko is a leading pop culture consumer products company. Our business is built on the principle that almost everyone is a fan of something and the evolution of pop culture is leading to increasing opportunities for fan loyalty. We create whimsical, fun and unique products that enable fans to express their affinity for their favorite “something”—whether it is a movie, TV show, video game, musician or sports team. We infuse our distinct designs and aesthetic sensibility into one of the industry’s largest portfolios of licensed content over a wide variety of product categories, including figures, plush, accessories, apparel, homewares, vinyl records and limited-edition posters.
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 40% of our net sales generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China, Cambodia and Mexico. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political uncertainty, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East (including the Israel–Hamas War), and certain Southeast Asia regions as well as financial instability, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows. Certain tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. This has led and may lead to further continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have negotiated additional discounting for sell-through or canceled their orders. Moreover, tariffs on imports have adversely impacted and may in the future adversely impact our costs and we have raised prices for certain of our products. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income. Additionally, tariffs could impact consumer discretionary spending in future periods. We have strategically adjusted our inventory buy-in to focus on non-exclusive core products in order to help mitigate this impact.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net sales	$908,209	$1,049,850
Net loss	$(68,295)	$(15,070)
EBITDA (1)	$14,339	$72,652
Adjusted EBITDA (1)	$26,580	$94,741
(1)Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are financial measures not calculated in accordance with U.S. GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most closely comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measures” in this item.
Factors Affecting our Business
Growth in the Market for Pop Culture Consumer Products
Our operating results and prospects are impacted by developments in the market for pop culture consumer products. Our business has benefited from pop culture trends including (1) technological innovation that has facilitated content consumption and engagement, (2) creation of more quality content, (3) greater cultural prevalence and acceptance of pop culture fandom and (4) increased engagement by fans with pop culture content beyond mere consumption driven by social media and demonstrated by fan-centric experiences, such as Comic-Con events around the world. These trends have contributed to significant growth in the demand for pop culture products like ours in recent years; however, consumer demand for pop culture products and pop culture trends can and does shift rapidly and without warning, and content consumption trends by consumers are also rapidly evolving. To the extent we are unable to offer products that appeal to consumers, our operating results will be adversely affected.
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
Retail Industry Dynamics; Relationships with Retail Customers
Historically, substantially all of our sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. Our top ten wholesale customers represented approximately 31% of our sales for both the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we saw shifts in our client mix as a direct result of our growing direct-to-consumer business and enhanced online presence of our top customers.

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
Based on the Company's assessment as of December 31, 2025 and 2024, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets and retained a full valuation allowance.

As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable.
Components of our Results of Operations
Net Sales
We sell a broad array of licensed pop culture consumer products across a variety of categories, including figures, plush, accessories, apparel, homewares, vinyl records and limited-edition posters, primarily to retail customers and distributors. We also sell our products directly to consumers through our e-commerce operations, our retail stores and, to a lesser extent, at specialty licensing and comic book conventions and exhibitions.
Revenue from the sale of our products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The majority of revenue is recognized upon shipment of products to the customer. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The estimated costs of these programs reduce gross sales in the period the related sale is recognized. We evaluate the need for price increases along with other incentive arrangements and cost of product to help manage gross margins. In 2025, we instituted price increases for certain of our products. Sales terms typically do not allow for a right of return except in relation to a manufacturing defect and certain products purchased through our website. Shipping costs billed to our customers are included in net sales, while shipping and handling costs, which include inbound freight costs and the cost to ship products to our customers, are included in cost of sales.
Cost of Sales
Cost of sales consists primarily of product costs, royalty expenses paid to our licensors, the cost to ship our products, including both inbound freight, duties and tariffs and outbound products to our customers and inventory management. Our cost of sales excludes depreciation and amortization.
Our products are produced and assembled by third-party manufacturers primarily in Vietnam, China, Cambodia and Mexico. The use of third-party manufacturers enables us to avoid incurring fixed product costs, while maximizing flexibility, capacity and capability. As part of a continuing effort to reduce manufacturing costs and ensure speed to market, we have historically kept our production concentrated with a small number of manufacturers and factories even as we have grown and diversified. Our use of international manufacturers, may increase the likelihood that our costs are adversely impacted by additional tariffs.
Our product costs and gross margins will be impacted from period to period based on the product mix in any given period. Our Loungefly branded products tend to have a higher product cost and higher duties as a percentage of sales and therefore lower gross margins than our Core Collectible branded products.
Our royalty costs and gross margins will also be impacted from period to period based on our mix of licensed products sold, as well as a variety of other factors including reserves for minimum guarantees and accruals for ongoing and future royalty audits.
Our shipping costs, both inbound and outbound, will fluctuate from period to period based on customer mix due to varying shipping terms and other factors. We contract a portion of our freight needs and the remainder is acquired through the spot market, where there may be varying costs and transit times.
We anticipate inflationary pressures throughout our supply chain in future periods, specific to freight, duty and tariff costs and, to a lesser extent, product costs.

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
Interest Expense, Net
Interest expense, net includes the cost of our revolving facility borrowings and term debt, including the amortization of debt issuance costs and original issue discounts, net of any interest income earned.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth information comparing the components of net loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Period over Period Change
	2025	2024	Dollar	Percentage
	(in thousands, except percentages)
Net sales	$908,209	$1,049,850	$(141,641)	(13.5)%
Cost of sales (exclusive of depreciation and amortization)	556,940	615,318	(58,378)	(9.5)%
Selling, general, and administrative expenses	337,715	358,958	(21,243)	(5.9)%
Depreciation and amortization	59,097	62,583	(3,486)	(5.6)%
Total operating expenses	953,752	1,036,859	(83,107)	(8.0)%
(Loss) income from operations	(45,543)	12,991	(58,534)	(450.6)%
Interest expense, net	19,181	20,575	(1,394)	(6.8)%
Other (income) expense, net	(785)	2,922	(3,707)	(126.9)%
Loss before income taxes	(63,939)	(10,506)	(53,433)	508.6%
Income tax expense	4,356	4,564	(208)	(4.6)%
Net loss	(68,295)	(15,070)	(53,225)	353.2%
Less: net loss attributable to non-controlling interests	(935)	(352)	(583)	165.6%
Net loss attributable to Funko, Inc.	$(67,360)	$(14,718)	$(52,642)	357.7%
Net Sales
Net sales were $908.2 million for the year ended December 31, 2025, a decrease of 13.5% compared to $1.0 billion for the year ended December 31, 2024. The decrease in net sales was across all distribution channels as a result of adverse impacts to demand from tariff disruption and general macroeconomic uncertainty. Our top ten wholesale customers represented approximately 31% of our sales for both the years ended December 31, 2025 and 2024.

On a geographical basis, net sales in the United States decreased 19.9% to $546.3 million in the year ended December 31, 2025 as compared to $682.0 million in the year ended December 31, 2024, net sales in Europe increased 1.6% to $288.3 million in the year ended December 31, 2025 from $283.8 million in the year ended December 31, 2024 and net sales in other international locations decreased 12.5% to $73.5 million in the year ended December 31, 2025 from $84.1 million in the year ended December 31, 2024.
On a product category basis, net sales of Core Collectible branded products decreased 10.1% to $723.3 million in the year ended December 31, 2025 as compared to $804.4 million in the year ended December 31, 2024. Net sales of Loungefly branded products decreased 9.8% to $155.0 million in the year ended December 31, 2025 as compared to $171.8 million in the year ended December 31, 2024. Net sales of other products decreased 59.4% to $29.9 million in the year ended December 31, 2025 as compared to $73.6 million in the year ended December 31, 2024, primarily related to the reduction of product offerings, including certain toys, games and NFTs.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $556.9 million for the year ended December 31, 2025, a decrease of 9.5%, compared to $615.3 million for the year ended December 31, 2024. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of decreased net sales, as discussed above, offset by increased duty and tariff costs during the year ended December 31, 2025. Product costs decreased $71.6 million or 21.1% and license and royalty costs decreased $10.4 million or 6.2%. Shipping, freight, duty and tariff costs increased $9.5 million or 9.5%, primarily as a result of recent implemented tariffs and increased duties and other costs increased $14.6 million or 203.8%, primarily related to increased inventory reserves as a result of comparable year ended December 31, 2024 product mix sell-through and related inventory reserve benefit.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of sales, was 38.7% for the year ended December 31, 2025, compared to 41.4% for the year ended December 31, 2024. Gross margin (exclusive of depreciation and amortization) decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to the factors noted above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $337.7 million for the year ended December 31, 2025, a decrease of 5.9%, compared to $359.0 million for the year ended December 31, 2024. The decrease was driven primarily by a $10.6 million decrease in personnel expenses, commissions and stock option expense, a $5.2 million decrease in facilities and rent, related to decreased usage of third-party logistics sites, a $4.5 million decrease in administrative fees, and a $3.1 million decrease in professional fees, offset by an increase in software expenses of $4.4 million, primarily to support our direct-to-consumer growth initiatives.
Selling, general, and administrative expenses were 37.2% of sales for the year ended December 31, 2025, compared to 34.2% of sales for the year ended December 31, 2024, due to the factors noted above.
Depreciation and Amortization
Depreciation and amortization expense was $59.1 million for the year ended December 31, 2025, a decrease of 5.6%, compared to $62.6 million for the year ended December 31, 2024, primarily driven by the type and timing of assets placed into service.
Interest Expense, Net
Interest expense, net was $19.2 million for the year ended December 31, 2025, a decrease of 6.8%, compared to $20.6 million for the year ended December 31, 2024. The decrease in interest expense, net was primarily due to lower average balances of debt outstanding during the year ended December 31, 2025.
Other (Income) Expense, Net
Other income, net was $0.8 million and other expense, net was $2.9 million for the years ended December 31, 2025 and 2024, respectively. Other (income) expense, net for the years ended December 31, 2025 and 2024 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.

Income Tax Expense
Income tax expense was $4.4 million for the year ended December 31, 2025, compared to $4.6 million for the year ended December 31, 2024. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.
Net Loss
Net loss was $68.3 million for the year ended December 31, 2025, compared to $15.1 million for the year ended December 31, 2024. The increase in net loss was primarily due to the decrease in net sales outpacing the decrease in operating expenses as compared to the year ended December 31, 2024.

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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net loss, for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands, except per share data)
Net loss attributable to Funko, Inc.	$(67,360)	$(14,718)
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(935)	(352)
Equity-based compensation (2)	11,536	13,602
Acquisition transaction costs and other expenses (3)	727	3,449
Certain severance, relocation and related costs (4)	—	2,093
Foreign currency transaction loss (5)	405	2,398
Tax receivable agreement liability adjustments (6)	(427)	547
Income tax effect of adjustments and valuation allowance reversal (7)	17,281	1,668
Adjusted net (loss) income	$(38,773)	$8,687
Weighted-average shares of Class A common stock outstanding-basic	54,387	52,043
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	768	2,049
Adjusted weighted-average shares of Class A stock outstanding-diluted	55,155	54,092

Loss per diluted share	$(1.24)	$(0.28)
Adjusted (loss) earnings per diluted share	$(0.70)	$0.16

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(68,295)	$(15,070)
Interest expense, net	19,181	20,575
Income tax expense	4,356	4,564
Depreciation and amortization	59,097	62,583
EBITDA	$14,339	$72,652
Adjustments:
Equity-based compensation (2)	11,536	13,602
Acquisition transaction costs and other expenses (3)	727	3,449
Certain severance, relocation and related costs (4)	—	2,093
Foreign currency transaction loss (5)	405	2,398
Tax receivable agreement liability adjustments (6)	(427)	547
Adjusted EBITDA	$26,580	$94,741

(1)Represents the reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on timing of awards.
(3)For the year ended December 31, 2025, includes charges related to fair market value adjustments for certain assets held for sale. For the year ended December 31, 2024, includes a net one-time legal settlement gain of $1.4 million related to a previously disclosed Loungefly customs-related matter and costs of $4.8 million related to contract settlement agreements and related services for assets held for sale (including fair market value adjustments of $1.3 million) related to a potential business initiative and the sale of certain assets under Funko Games.
(4)For the year ended December 31, 2024, includes severance and benefit costs related to certain management departures of $2.1 million.
(5)Represents both unrealized and realized foreign currency losses (gains) on transactions other than in U.S. dollars.
(6)Represents recognized adjustments to the tax receivable agreement liability.
(7)Represents the income tax expense (benefit) effect of the above adjustments including adding back the valuation allowance related to the net loss. This adjustment uses an effective tax rate of 25% for all periods presented.

Liquidity and Financial Condition
Introduction
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. Our primary sources of cash flows have been cash flows from operating activities and borrowings under the Credit Agreement dated September 17, 2021 with FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) (as amended, restated and amended and restated, supplemented, waived or otherwise modified from time to time, the "Credit Agreement"), providing for a term loan facility in the amount of $180.0 million (the "Term Loan Facility") and a revolving credit facility of $125.0 million (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Credit Facilities").
The challenging retail environment, in particular as a result of the tariffs imposed in 2025, and the potential imposition of modified or additional tariffs or export controls by other countries, has adversely impacted and is expected to adversely impact our performance. On February 13, 2026, the Credit Agreement Parties entered into (the "Fifth Amendment") with the lenders under the Credit Agreement in effect prior to the First Amendment (the "Prior Credit Agreement"), which among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio (as defined in the Credit Agreement) covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026, (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of the maximum Net Leverage Ratio, minimum Fixed Charge Coverage Ratio, minimum Qualified Cash (as defined in the Credit Agreement) and minimum Consolidated EBITDA covenants (collectively, the "Financial Covenants") for any test period (to the extent required to be tested in such test period) if FAH, LLC makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period, (f) requiring amortization payments on the outstanding revolving loans, with each such amortization payment in respect of the outstanding revolving loans permanently reducing the revolving commitments and (g) requiring quarterly mandatory prepayment of the revolving loans with cash (subject to certain exceptions) and cash equivalents in excess of $50.0 million, with each such prepayment permanently reducing the revolving commitments. Consistent with the Prior Credit Agreement, the Credit Parties are subject to a covenant to hold no less than $10.0 million of Qualified Cash at any time.
As a result of the Fifth Amendment of the Credit Agreement, we expect that our existing resources and future cash flows from operations and cash and cash equivalents, will provide us with sufficient liquidity to meet our obligations for at least the next twelve months from the issuance date of these financial statements, including compliance with all covenants under the Credit Agreement. As our financial condition continues to improve as a result of the 2025 implemented price increases and cost savings initiatives, we plan to either amend the Credit Agreement to further extend the maturity, seek alternative financing arrangements prior to the maturity of the debt, or opportunistically pursue other business opportunities or strategic transactions with the assistance of financial advisors. However, there can be no assurance these plans will be completed. If we are unable to complete these plans before the end of the fiscal year December 31, 2026, the debt would reclassify from long-term liability to a current liability. If the Credit Agreement is not refinanced before its maturity date of December 31, 2027 on terms that are acceptable to us or, if we do not successfully enter into a transaction(s) to strengthen our balance sheet and increase our financial flexibility, our liquidity, results of operations, cash flows and financial condition would be materially adversely impacted.

If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. In addition, our Board of Directors intends to continue to evaluate strategic alternatives for the Company from time to time. There can be no assurance that any review of strategic alternatives will result in the identification or consummation of any transaction or action and there is no defined timeline for completion of a review process.
Liquidity and Capital Resources
The following table shows summary cash flow information for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(5,120)	$123,524
Net cash used in investing activities	(31,902)	(25,228)
Net cash provided by (used in) financing activities	42,037	(99,242)
Effect of exchange rates on cash and cash equivalents	2,478	(852)
Net change in cash and cash equivalents	$7,493	$(1,798)
Operating Activities. Our net cash provided by operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, as well as the effect of changes in working capital and other activities.
Net cash used in operating activities was $5.1 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $123.5 million for the year ended December 31, 2024. Changes in net cash (used in) provided by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping, freight, duty and tariff costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our revolving facility borrowings and term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 60 days).
The decrease for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to changes in net loss of $53.2 million, changes in certain non-cash items, including depreciation and amortization, equity-based compensation, and other, net of $11.1 million and changes in working capital of $64.3 million, which decreased net cash provided by operating activities. Working capital changes were primarily due to increases in accrued expenses and other liabilities of $8.9 million, accounts payable of $8.9 million, accrued royalties of $8.5 million, and decreases to inventory of $14.4 million, prepaid expenses and other assets of $20.5 million and accounts receivable of $3.4 million.
Investing Activities. Our net cash used in investing activities primarily relates to the purchase of property and equipment and acquisitions, net of cash acquired. For the year ended December 31, 2025, net cash used in investing activities was $31.9 million, which was primarily related to purchases of tooling and molds used for production of our product lines.
For the year ended December 31, 2024, net cash used in investing activities was $25.2 million and was primarily related to the purchase of property and equipment, related to tooling and molds, offset by proceeds from the sale of inventory and certain intellectual property marketed under and related to Funko Games.
Financing Activities. Our financing activities primarily consist of proceeds from stock issuances, the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility and distributions to members.
For the year ended December 31, 2025, net cash provided by financing activities was $42.0 million, primarily related to proceeds from net borrowings on the Revolving Line of Credit of $65.0 million, offset by payments under the Term Loan and Equipment Financing Loan of $23.1 million.

For the year ended December 31, 2024, net cash used in financing activities was $99.2 million, primarily related to net repayments on the Revolving Line of Credit of $60.5 million, payments under the Term Loan and Equipment Financing Loan of $31.1 million and payments to TRA parties of $9.0 million.
Financial Condition
We cannot assure you that our cash provided by operating activities and cash and cash equivalents will be sufficient to meet our future needs. The current no availability under our Revolving Credit Facility. As of December 31, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement, however, we cannot assure you that we will be able to maintain compliance with the Financial Covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.
If our operating results fail to improve or if we are otherwise unable to maintain compliance with the Financial Covenants or other covenants under the Credit Agreement, our lenders could, among other things, terminate all outstanding commitments thereunder and accelerate all outstanding borrowings and other obligations, which would require us to seek additional financing. Even in the absence of such event, if we are unable to generate sufficient cash flows from operations in the future, and if availability under our Revolving Credit Facility is not sufficient, or if our debt matures and we are unable to repay amounts owed in full, we may have to obtain additional financing or refinancing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
As of December 31, 2025, we had $94.9 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $0.4 million) and $125.0 million outstanding borrowings under our Revolving Credit Facility. The Credit Facilities under the Credit Agreement will mature on December 31, 2027 (the “Maturity Date”).
On March 31, 2026, an amortization payment in an amount equal to $4,500,000 is due with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility, will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the Revolving Credit Facility will amortize in quarterly installments equal to $375,000 (accompanied by permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date.
Loans under the Credit Facilities currently bear interest at SOFR plus 4.50% per annum. On the first day of each fiscal quarter, commencing with April 1, 2027, an additional 0.25% per annum will be added to the interest rate applicable to the loans under the Credit Facilities. SOFR rate is subject to a 0% floor. For loans based on SOFR, interest payments are due at the end of each applicable interest period and in the case of loans based on SOFR with an interest period of more than three months' duration, on each day prior to the last day of such interest period that occurs at intervals of three months' duration after the first day of such interest period.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to, subject to the proviso at the end of this paragraph, comply with the following Financial Covenants: (i) on a quarterly basis, commencing with the fiscal quarter ending December 31, 2026, a maximum Net Leverage Ratio of 2.50:1.00, (ii) on a quarterly basis, commencing with the fiscal quarter ending September 30, 2026, a minimum Fixed Charge Coverage Ratio of (a) 0.75:1.00 with respect to the fiscal quarter ending September 30, 2026, (b) 0.85:1.00 with respect to the fiscal quarter ending December 31, 2026, (c) 1.00:1.00 with respect to the fiscal quarter ending March 31, 2027, and (d) 1.25:1.00 with respect to the fiscal quarter ending June 30, 2027 and each fiscal quarter thereafter, (iii) at all times, a minimum Qualified Cash covenant of $10.0 million, and (iv) for the six-month period ending June 30, 2026, a minimum Consolidated EBITDA covenant of $15.1 million; provided that if, in any fiscal quarter, FAH, LLC voluntarily prepays, prior to the date on which a compliance certificate is required to be delivered in respect of such fiscal quarter, more than $10.0 million of principal of then-outstanding loans, then all of the applicable Financial Covenants (other than the minimum Qualified Cash covenant), to the extent required to be tested in such fiscal quarter, will be deemed waived for such fiscal quarter (the “Covenant Cure Right”); provided, further, that (x) the Covenant Cure Right is not permitted to be exercised in two (2) consecutive fiscal quarters, and (y) if the Cure Right is to be exercised in any fiscal quarter, FAH, LLC needs to have complied with the maximum Fixed Charge Coverage Ratio required in respect of the preceding fiscal quarter.
As of December 31, 2025, the Credit Agreement Parties were in compliance with the Financial Covenants and other covenants then in effect and required to be tested under the Credit Agreement.
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
At-the-Market Sales Agreement
On August 15, 2025, we entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (the “Agent”) relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, from time to time we may offer and sell shares of our Class A common stock having an aggregate gross sales price of up to $40.0 million through or to the Agent, acting as sales agent or principal, pursuant to the prospectus supplement. No sales were made under the Sales Agreement during the year ended December 31, 2025.

Future Sources and Uses of Liquidity
As of December 31, 2025, we had $42.1 million of cash and cash equivalents and $46.5 million of working capital, compared with $34.7 million of cash and cash equivalents and $(18.7) million of working capital as of December 31, 2024. Working capital is impacted by seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and any availability under our Revolving Credit Facility, which current availability under our Revolving Credit Facility is $0. For further discussion of changes in our debt, see above, and Note 10, "Debt" of the Notes to Consolidated Financial Statements included in this Form 10-K.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect cash flows from operations to continue to be our primary sources of liquidity. For a discussion of our Credit Facilities, see Note 10, "Debt" of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
Additional future liquidity needs will likely include tax distributions, interest payments, repayment of our debt facilities, the redemption right held by the Continuing Equity Owners that they may exercise from time to time (should we elect to exchange their common units for a cash payment), payments under the Tax Receivable Agreement and general cash requirements for operations and capital expenditures (including a future enterprise resource management system (ERP), additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office space). The Continuing Equity Owners may exercise their redemption right for as long as their common units remain outstanding. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments we will be required to make to the TRA Parties will be significant, which will be contingent on future realizability of the Company’s deferred tax assets. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise have been available to us or to FAH, LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement and therefore may accelerate payments due under the Tax Receivable Agreement.
Seasonality
While our customers in the retail industry typically operate in highly seasonal businesses, we have historically experienced only moderate seasonality in our business. Historically, over 50% of our net sales are made in the third and fourth quarters, primarily in the period from August through November, as our customers build up their inventories in anticipation of the holiday season. Historically, the first quarter of the year has represented the lowest volume of shipment and sales in our business and in the retail and toy industries generally and it is also the least profitable quarter due to the various fixed costs of the business. However, the volatility in net sales we have experienced in recent years may have masked the full effects of seasonal factors on our business to date, and as such, seasonality may have a greater effect on our results of operations in future periods.

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
Royalties. We enter into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, we record these payments as a prepaid asset. If we determine that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2025, we recorded a prepaid asset of $18.6 million, net of a reserve of $0.8 million. As of December 31, 2024, we recorded a prepaid asset of $6.1 million, net of a reserve of $8.5 million.
We record a royalty liability as revenues are recognized based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, we will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2025, 2024 and 2023 were $158.5 million, $168.9 million and $179.7 million, respectively.
Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. We record an audit reserve based on historical audit findings and revenues subject to audit. We adjust our estimates at least quarterly or when facts and circumstances used in the estimate process change; historically adjustments to these estimates have not been material. As of December 31, 2025 and 2024, we had an accrual of $29.6 million and $23.5 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.

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
During the year ended December 31, 2025, the Company observed a significant decline in the market valuation of the Company’s Class A common stock along with a volatile macroeconomic environment. As a result, the Company has evaluated potential goodwill impairment triggering events as of December 31, 2025, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. However, the Company will continue to evaluate for impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment and the need to record a material, non-cash charge in a future period. The Company also expects to assess the recoverability of the carrying value of the identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
Income Taxes. We apply the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. If we determine we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties for uncertain tax positions in selling, general and administrative expenses.
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
During years ended December 31, 2025 and 2024, the Company acquired an aggregate of 1.3 million and 1.2 million common units of FAH, LLC, respectively, in connection with the redemption and/or exchange of common units, none of which resulted in an increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk. Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Credit Facilities include the Term Loan Facility and the Revolving Credit Facility with advances tied to a borrowing base and which bear interest at a variable rate. Because our Credit Facilities bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2025, we had $219.9 million of variable rate debt outstanding under our Credit Facilities, consisting of $94.9 million outstanding under the Term Loan Facility (net of unamortized discount of $0.4 million) in outstanding variable rate borrowings. We had $125.0 million outstanding variable rate borrowings under our Revolving Credit Facility. Based upon a sensitivity analysis of our debt levels on December 31, 2025, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $2.3 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FUNKO, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
CONTENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	83
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	86

Consolidated Financial Statements:
Consolidated Statements of Operations	87
Consolidated Statements of Comprehensive Loss	88
Consolidated Balance Sheets	89
Consolidated Statements of Stockholders’ Equity	90
Consolidated Statements of Cash Flows	91
Notes to Consolidated Financial Statements	92

Financial Statement Schedules:
Schedule I: Condensed Financial Information of Registrant as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025	119

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Funko, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Funko, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule as of December 31, 2025 and 2024 and for the years then ended listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls (i) related to the order-to-cash business process, as well as controls related to the preparation and review of journal entries at a foreign subsidiary; (ii) to verify appropriate segregation of duties; and (iii) over certain information technology general controls for certain information systems that are relevant to the preparation of the financial statements, specifically related to program change management controls and user access controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
PricewaterhouseCoopers LLP, 1420 Fifth Avenue, Suite 2800, Seattle, Washington 98101
T: (206) 398 3000, www.pwc.com/us

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Emphasis of Matter
As discussed in Note 2 to the consolidated financial statements, the Company has had net losses, there is no remaining borrowing availability under the Company’s revolving credit facility, and the amended credit agreement has a maturity date of December 31, 2027. Management’s evaluation of the events and conditions, and management's plans to mitigate these matters are also described in Note 2.
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
Revenue Recognition – Certain Products
As described in Note 2 to the consolidated financial statements, revenue from the sale of Company products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company’s net sales were $908.2 million for the year ended December 31, 2025, of which a significant portion relates to certain products.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized, on a sample basis, by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of transfer of control, and cash receipts net of credit memos and discounts; (ii) testing outstanding customer invoice balances as of December 31, 2025, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices, proof of transfer of control, and subsequent cash receipts; (iii) testing the timing of revenue recognition, on a sample basis, for revenue transactions that occurred near period end by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of transfer of control; (iv) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as contracts, credit memos, and original invoices; (v) testing sales incentives, on a sample basis, by obtaining contracts with customers and recalculating the sales incentives; and (vi) testing the completeness of the sales allowances by considering whether contrary evidence exists.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 12, 2026
We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Funko, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flows of Funko, Inc. (the Company) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2015 to 2024
Seattle, Washington
March 7, 2024

FUNKO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net sales	$908,209	$1,049,850	$1,096,086
Cost of sales (exclusive of depreciation and amortization)	556,940	615,318	763,085
Selling, general, and administrative expenses	337,715	358,958	377,065
Depreciation and amortization	59,097	62,583	59,763
Total operating expenses	953,752	1,036,859	1,199,913
(Loss) income from operations	(45,543)	12,991	(103,827)
Interest expense, net	19,181	20,575	27,970
Loss on extinguishment of debt	—	—	494
Gain on tax receivable agreement liability adjustment	—	—	(100,223)
Other (income) expense, net	(785)	2,922	(127)
Loss before income taxes	(63,939)	(10,506)	(31,941)
Income tax expense	4,356	4,564	132,497
Net loss	(68,295)	(15,070)	(164,438)
Less: net loss attributable to non-controlling interests	(935)	(352)	(10,359)
Net loss attributable to Funko, Inc.	$(67,360)	$(14,718)	$(154,079)

Loss per share of Class A common stock:
Basic	$(1.24)	$(0.28)	$(3.19)
Diluted	$(1.24)	$(0.28)	$(3.19)
Weighted average shares of Class A common stock outstanding:
Basic	54,387	52,043	48,332
Diluted	54,387	52,043	48,332
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net loss	$(68,295)	$(15,070)	$(164,438)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax effect of $0, $0 and $(770) for the years ended December 31, 2025, 2024 and 2023, respectively	6,366	(1,541)	2,617
Comprehensive loss	(61,929)	(16,611)	(161,821)
Less: Comprehensive loss attributable to non-controlling interests	(866)	(397)	(10,165)
Comprehensive loss attributable to Funko, Inc.	$(61,063)	$(16,214)	$(151,656)
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$42,148	$34,655
Accounts receivable, net	117,018	119,882
Inventories	83,136	92,580
Prepaid expenses and other current assets	48,094	39,942
Total current assets	290,396	287,059
Property and equipment, net	68,679	78,357
Operating lease right-of-use assets, net	46,928	52,846
Goodwill	133,900	133,652
Intangible assets, net	135,826	151,547
Other assets	9,505	3,793
Total assets	$685,234	$707,254
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of revolving credit facility	$1,125	$60,000
Current portion of term debt	21,932	22,512
Current portion of operating lease liabilities	18,792	17,102
Accounts payable	64,748	63,130
Accrued royalties	59,821	61,362
Accrued expenses and other current liabilities	77,499	81,688
Total current liabilities	243,917	305,794
Long-term debt	202,246	100,303
Operating lease liabilities	48,680	60,390
Other long-term liabilities	4,261	4,414
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 55,327 shares and 52,967 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 91 shares and 1,430 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in-capital	357,330	343,472
Accumulated other comprehensive income (loss)	4,621	(1,676)
Accumulated deficit	(176,142)	(108,782)
Total stockholders' equity attributable to Funko, Inc.	185,814	233,019
Non-controlling interests	316	3,334
Total stockholders' equity	186,130	236,353
Total liabilities and stockholders' equity	$685,234	$707,254
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Period ended December 31, 2022	47,192	$5	3,293	$—	$310,807	$(2,603)	$60,015	$21,465	$389,689
Distribution to continuing equity owners	—	—	—	—	—	—	—	(1,118)	(1,118)
Equity-based compensation	—	—	—	—	10,534	—	—	—	10,534
Activity under equity-based compensation plans	1,601	—	—	—	756	—	—	—	756
Cumulative translation adjustment, net of tax	—	—	—	—	—	2,423	—	194	2,617
Redemption of common units of FAH, LLC	1,756	—	(1,016)	—	4,083	—	—	(4,083)	—
Net loss	—	—	—	—	—	—	(154,079)	(10,359)	(164,438)
Period ended December 31, 2023	50,549	$5	2,277	$—	$326,180	$(180)	$(94,064)	$6,099	$238,040
Distribution to continuing equity owners	—	—	—	—	—	—	—	(88)	(88)
Equity-based compensation	—	—	—	—	13,602	—	—	—	13,602
Activity under equity-based compensation plans	1,224	—	—	—	1,410	—	—	—	1,410
Cumulative translation adjustment, net of tax	—	—	—	—	—	(1,496)	—	(45)	(1,541)
Redemption of common units of FAH, LLC	1,194	—	(847)	—	2,280	—	—	(2,280)	—
Net loss	—	—	—	—	—	—	(14,718)	(352)	(15,070)
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distribution to continuing equity owners	—	—	—	—	—	—	—	(35)	(35)
Equity-based compensation	—	—	—	—	11,536	—	—	—	11,536
Activity under equity-based compensation plans	1,016	—	—	—	227	—	—	—	227
Cumulative translation adjustment, net of tax	—	—	—	—	—	6,297	—	69	6,366
Redemption of common units of FAH, LLC	1,344	—	(1,339)	—	2,117	—	—	(2,117)	—
Other	—	—	—	—	(22)	—	—	—	(22)
Net loss	—	—	—	—	—	—	(67,360)	(935)	(68,295)
Period ended December 31, 2025	55,327	$5	91	$—	$357,330	$4,621	$(176,142)	$316	$186,130
See accompanying notes to consolidated financial statements.

FUNKO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating Activities
Net loss	$(68,295)	$(15,070)	$(164,438)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	59,097	62,583	57,389
Equity-based compensation	11,536	13,602	10,534
Loss on debt extinguishment	—	—	494
Gain on tax receivable agreement liability adjustment	—	—	(100,223)
Deferred tax (benefit) expense	—	(57)	123,124
Other, net	(1,877)	3,722	5,364
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	6,192	9,624	40,513
Inventories	11,812	26,216	122,479
Prepaid expenses and other assets	(3,437)	17,076	(1,969)
Accounts payable	426	9,280	(17,968)
Income taxes payable	(274)	(597)	75
Accrued royalties	(1,542)	6,987	(14,723)
Accrued expenses and other liabilities	(18,758)	(9,842)	(29,716)
Net cash (used in) provided by operating activities	(5,120)	123,524	30,935

Investing Activities
Purchase of property and equipment	(32,965)	(32,791)	(35,131)
Acquisitions of business and intangible assets, net of cash acquired	—	—	(5,364)
Sale of Funko Games inventory and certain intellectual property	—	6,754	—
Other, net	1,063	809	699
Net cash used in investing activities	(31,902)	(25,228)	(39,796)

Financing Activities
Borrowings on revolving credit facility	85,000	40,000	71,000
Payments on revolving credit facility	(20,000)	(100,500)	(20,500)
Payment of term debt	(23,134)	(31,104)	(22,581)
Distributions to continuing equity owners	—	—	(1,118)
Payments under tax receivable agreement	—	(8,960)	(4)
Other, net	171	1,322	(1,201)
Net cash provided by (used in) financing activities	42,037	(99,242)	25,596

Effect of exchange rates on cash and cash equivalents	2,478	(852)	518

Net change in cash and cash equivalents	7,493	(1,798)	17,253
Cash and cash equivalents at beginning of period	34,655	36,453	19,200
Cash and cash equivalents at end of period	$42,148	$34,655	$36,453

Supplemental Cash Flow Information
Cash paid for interest	$18,343	$20,953	$24,635
Income tax payments	5,355	3,899	1,059
Establishment of liabilities under tax receivable agreement	—	547	—
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
Concentrations of Business and Credit Risk
The Company grants credit to its customers on an unsecured basis. The Company monitors the financial health of its customers and will take actions to mitigate a customer's credit risk if a negative financial forecast is expected. As of December 31, 2025 and 2024, the balance of accounts receivable consisted of 8% and 6%, respectively, of amounts owed from the largest customer for the given period. The collection of these receivables has been within the terms of the associated customer agreement.
For the years ended December 31, 2025, 2024 and 2023, there was no individual customer that generated over 10% of net sales.
For both the years ended December 31, 2025, 2024 and 2023, no individual license agreement accounted for more than 10% of sales.
The Company maintains its cash within bank deposit accounts at high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk on cash.

Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and is accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $11.0 million and $11.8 million as of December 31, 2025 and 2024, respectively.
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
Other Assets
Other assets primarily comprise capitalized implementation costs from cloud computing arrangements and security deposits. The Company capitalizes eligible costs associated with cloud computing arrangements over the term of the arrangement, plus reasonably certain renewals, and intends to recognize those costs on a straight-line basis in the same line item in the consolidated statement of operations as the expense for fees associated with the cloud computing arrangement once the capitalized project is ready for intended use. Capitalized cloud computing arrangement costs and amortization expense were immaterial for the periods presented.

Revenue Recognition and Sales Allowance
Revenue from the sale of Company products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and had not yet filled its obligation for delivery of product or service. Deferred revenue was $17.6 million and $13.3 million as of December 31, 2025 and 2024, respectively, and is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets. The Company expects to recognize revenue under these performance obligations over the next 12 months.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of December 31, 2025 and 2024, the Company had sales allowances of $39.8 million and $42.2 million, respectively.
The Company has made an accounting policy election to exclude from revenue, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer (for example, sales, use, value-added, and certain excise taxes).
The Company has elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. Accordingly, shipping and handling activities that are performed by the Company, after a customer has obtained control of the products, are considered fulfillment costs and are included within cost of sales when related revenues are recognized. Shipping fees billed to customers are included in net sales.
The Company has elected the practical expedient to not recognize a significant financing component for contracts that include payments terms of one year or less. The Company has also elected the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.
Royalties
The Company enters into agreements for rights to licensed trademarks, copyrights and likenesses for use in our products. These licensing agreements require the payment of royalty fees to the licensor based on a percentage of revenue. Many licensing agreements also require minimum royalty commitments. When royalty fees are paid in advance, the Company records these payments as a prepaid asset. If the Company determines that it is probable that the expected revenue will not be realized, a reserve is recorded against the prepaid asset for the non-recoverable portion. As of December 31, 2025, the Company recorded a prepaid asset of $18.6 million, net of a reserve of $0.8 million. As of December 31, 2024, the Company recorded a prepaid asset of $6.1 million, net of a reserve of $8.5 million.
The Company records a royalty liability as revenues are earned based on the terms of the licensing agreement. In situations where a minimum commitment is not expected to be met based on expected revenues, the Company will accrue up to the minimum amount when it is reasonably certain that revenues generated will not meet the minimum commitment. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether the Company has paid the proper royalties and a requirement that the Company pay additional royalties. As of December 31, 2025 and 2024, the Company had an accrual of $29.6 million and $23.5 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs the Company expects to incur. Royalty and license expense is recorded within cost of sales on the consolidated statements of operations. Royalty expenses for the years ended December 31, 2025, 2024 and 2023, were $158.5 million, $168.9 million and $179.7 million, respectively.

Advertising and Marketing Costs
Advertising and marketing costs are expensed when the advertising or marketing event takes place. These costs include the fees to participate in trade shows and Comic-Cons, as well as costs to develop promotional video and other online content created for advertising purposes. These costs are included in selling, general and administrative expenses and for the years ended December 31, 2025, 2024 and 2023 were $51.5 million, $51.6 million, and $31.3 million, respectively.
The Company enters into cooperative advertising arrangements with customers. The fees related to these arrangements are recorded as a reduction of net sales in the accompanying consolidated statements of operations because the Company has determined it does not receive an identifiable benefit and cannot reasonably estimate the fair value of these arrangements.
Product Design and Development Costs
Product design and development costs are recognized in selling, general and administrative expenses in the consolidated statements of operations as incurred. Product design and development costs, excluding personnel costs for the years ended December 31, 2025, 2024 and 2023, were $5.7 million, $6.8 million, and $8.0 million, respectively.
Foreign Currency
The Company has international sales and operating expenses that are denominated in local functional currencies. The functional currency of our international subsidiaries is the same as the local currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in other comprehensive income (loss) on the consolidated statements of comprehensive loss. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of Funko, Inc. are included in other (income) expense, net on our consolidated statements of operations. There were no material gains (losses) recognized In connection with the settlement and remeasurement of intercompany balances for the years ended December 31, 2025, 2024 and 2023.
The income tax effects related to the unrealized foreign currency component of other comprehensive income (loss) are reclassified to earnings only when the net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed.
Deferred Tax Assets and Tax Receivable Agreement
During the year ended December 31, 2023, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets. Consequently, the Company established a full valuation allowance of $123.2 million against its deferred tax assets, thus reducing the carrying balance to $0, and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2023. Future changes to the balances of these valuation allowances, as a result of this continued review and analysis by the Company, could impact the financial statements within the period of change. Based on the Company's assessment as of December 31, 2025, a full valuation allowance on its deferred tax assets remains appropriate.
As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA are no longer probable and estimable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive loss. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain within the accompanying consolidated statements of operations and comprehensive loss. The Company estimated a TRA liability for the year ended December 31, 2025 and 2024 of $120 thousand and $547 thousand, respectively, as utilization of certain portions of the deferred tax assets subject to the TRA were more likely than not to be recognized.

Assets Held-for-Sale
The Company evaluates the held-for-sale criteria under ASC 360 when it commits to a plan to sell an asset or disposal group. Assets that qualify as held-for-sale are reported at the lower of its carrying value or its fair value less cost to sell. Assets held-for-sale were included within prepaid expenses and other current assets on the Company's consolidated balance sheets.
Liquidity
During the fiscal years ended December 31, 2025, 2024 and 2023, the Company recorded net losses of $67.4 million, $14.7 million and $154.1 million, respectively. The Company’s annual revenues decreased from $1.1 billion in 2023 to $1.0 billion in 2024 and to $908.2 million in 2025. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company's Revolving Credit Facility, as defined below, and the amended Credit Agreement, as defined below, requires that cash in excess of $50.0 million be used for prepayment of the Revolving Credit Facility, which prepayments permanently reduce the revolving commitments. Cash used for operating activities for the fiscal year ended December 31, 2025 was $5.1 million, which included $18.3 million of interest payments. As of December 31, 2025, the Company held cash and cash equivalents of $42.1 million and total debt under the Credit Agreement, of $219.9 million (net of $0.4 million in unamortized debt issuance costs), with a maturity date of December 31, 2027, which is beyond one year from the date that the financial statements are issued or available to be issued.
The Company sources, procures and assembles inventory, primarily out of Vietnam, Cambodia, China and Mexico. The effects of tariffs imposed in 2025, and the potential imposition of modified or additional tariffs or export controls by other countries, could continue to have an adverse effect on future net sales, margins, profitability and cash flows. The Company anticipates it may face continued supply chain challenges, cost volatility, and consumer and economic uncertainty due to these ongoing changes in global trade policies. The Company has continued to benefit from 2025 price increases and realized certain cost-savings of shifting production into lower tariff countries, overhead reductions and capital expenditures and entered into the Fifth Amendment to the Credit Agreement, to proactively manage the Company’s liquidity.
On February 13, 2026, the Credit Parties entered into the Fifth Amendment of the Credit Agreement to, among other things, amend the Prior Credit Agreement to (i) extend the maturity date of the loans from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026, (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain Financial Covenants for any test period (to the extent required to be tested in such test period and not in two consecutive quarters) if FAH, LLC makes a voluntary permanent prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period, (f) requiring amortization payments on the outstanding revolving loans, with each such amortization payment in respect of the outstanding revolving loans permanently reducing the revolving commitments and (g) requiring quarterly mandatory prepayment of the revolving loans with cash (subject to certain exceptions) and cash equivalents in excess of $50.0 million, with each such prepayment permanently reducing the revolving commitments. Consistent with the Prior Credit Agreement, the Credit Parties are subject to a covenant to hold no less than $10.0 million of Qualified Cash at any time.

As a result of the Fifth Amendment of the Credit Agreement, the Company expects that its existing resources and future cash flows from operations and cash and cash equivalents, will provide it with sufficient liquidity to meet its obligations for at least the next twelve months from the issuance date of these financial statements, including compliance with all covenants under the Credit Agreement. As the Company's financial condition continues to improve as a result of the initiatives referred to above, the Company plans to either amend the Credit Agreement to further extend the maturity, seek alternative financing arrangements prior to the maturity of the debt, or opportunistically pursue other business opportunities or strategic transactions with the assistance of financial advisors. However, there can be no assurance these plans will be completed. If the Company is unable to complete these plans before the end of the fiscal year December 31, 2026, the debt would then be reclassified from a long-term liability to a current liability. If the Credit Agreement is not refinanced before its maturity date of December 31, 2027 on terms that are acceptable to the Company or, if the Company does not successfully enter into a transaction(s) to strengthen its balance sheet and increase its financial flexibility, the Company’s liquidity, results of operations, cash flows and financial condition would be materially adversely impacted.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid by jurisdiction and the effective tax rate reconciliation. The Company adopted the ASU for the year ended December 31, 2025, on a prospective basis. Refer to Note 12, "Income Taxes" for further information on the Company's enhanced disclosures.
Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses for public business entities. ASU 2024-03 requires that an entity disclose in the notes to the financial statements specified information about certain costs and expenses, including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) other amounts of depletion expense included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. The ASU was clarified in January 2025 and is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted and it can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on income statement presentation and enhanced footnote disclosures.
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

The Company determined as of its annual October 1, 2025 goodwill impairment assessment, it was more likely than not that the fair value of the reporting unit was above the carrying value of the net assets. During the year ended December 31, 2025, the Company observed a significant decline in the market valuation of the Company’s Class A common stock along with a volatile macroeconomic environment. As a result, the Company has evaluated potential goodwill impairment triggering events as of December 31, 2025, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. However, the Company will continue to evaluate for impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment and the need to record a material, non-cash charge in a future period. The Company will continue to monitor conditions that may indicate the need for a recoverability assessment of the carrying value of the identified intangible and other long-lived assets.
No impairment charges relating to goodwill were recorded in the years ended December 31, 2025, 2024 and 2023.
The following table presents the balances of goodwill as of 2025 and 2024 (in thousands):

Goodwill
Balance as of January 1, 2024	$133,795
Reclassification to assets held-for-sale	(87)
Foreign currency remeasurement	(56)
Balance as of December 31, 2024	$133,652
Foreign currency remeasurement	248
Balance as of December 31, 2025	$133,900
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets acquired include intellectual property (product design), customer and licensor relationships, and trade names. These are definite-lived assets and are amortized on a straight-line basis over their estimated useful lives. As of December 31, 2025 and 2024, there were also immaterial indefinite-lived assets not subject to amortization but tested for impairment. There were immaterial impairment charges relating to indefinite-lived intangible assets recorded in the years ended December 31, 2025, 2024 and 2023, respectively.
The following table provides the details of remaining identified intangible assets, by major class, for the periods indicated (in thousands):

		December 31, 2025			December 31, 2024
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets subject to amortization:
Intellectual property	3 - 20	$114,611	$(58,359)	$56,252	$114,611	$(52,638)	$61,973
Trade names	10 - 20	92,528	(46,161)	46,367	92,528	(40,977)	51,551
Customer relationships	3 - 20	69,092	(37,479)	31,613	68,821	(33,490)	35,331
Licensor relationships	10 - 20	11,258	(9,680)	1,578	11,074	(8,409)	2,665
Total		$287,489	$(151,679)	$135,810	$287,034	$(135,514)	$151,520

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $15.8 million, respectively. The future five-year amortization of intangibles subject to amortization at December 31, 2025 was as follows (in thousands):

Amortization
2026	$15,641
2027	14,535
2028	13,862
2029	13,862
2030	13,862
Thereafter	64,048
Total	$135,810

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
The Company evaluates its general portion of the allowance for credit losses based on historical loss information and applies reserve percentages based on aging schedule. Days past due is calculated from contractual due date of the trade receivable contract. The composition of the trade receivables is consistent with that used in developing the historical credit-loss percentages and evaluated to reflect current conditions and supportable forecasted changes. The trade receivables are generally due in 30 to 90 days, average of 60 days at December 31, 2025.
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
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$157,410	$165,829
Less: Allowance for sales discounts	(39,759)	(42,245)
Less: Allowance for credit losses	(633)	(3,702)
Accounts receivable, net	$117,018	$119,882
Bad debt (recovery) expense, net was $(0.6) million, $1.5 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Activity in our allowance for credit losses was as follows (in thousands):

	December 31,
	2025	2024	2023
Allowance for credit losses- beginning	$3,702	$5,048	$7,589
(Recovery of) amounts charged to costs	(635)	1,529	294
Write offs	(2,434)	(2,875)	(2,835)
Allowance for credit losses - ending	$633	$3,702	$5,048
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid deposits for inventory and molds	$2,286	$1,839
Prepaid royalties, net	18,605	6,115
Assets held-for-sale	—	1,682
Other prepaid expenses and current assets	27,203	30,306
Prepaid expenses and other current assets	$48,094	$39,942

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
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Tooling and molds	$134,420	$169,070
Leasehold improvements	69,416	68,404
Computer equipment, software and other	11,294	11,421
Furniture, fixtures and warehouse equipment	28,546	27,539
Construction in progress	16	121
	$243,692	$276,555
Less: Accumulated depreciation	(175,013)	(198,198)
Property and equipment, net	$68,679	$78,357
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $43.3 million, $46.8 million, and $44.0 million, respectively.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and compensation	$20,505	$17,572
Accrued shipping & freight costs	11,692	7,510
Accrued sales taxes	1,849	1,815
Current liabilities under tax receivable agreement	120	547
Deferred revenue	17,636	13,265
Other current liabilities	25,697	40,979
Accrued liabilities and other current liabilities	$77,499	$81,688
Deferred Revenue
For the years ended December 31, 2025, 2024 and 2023, the Company recognized substantially all of revenue that was included in the deferred revenue balances at the beginning of the respective periods and primarily related to fulfillment of customer pre-orders. The Company expects to recognize the outstanding deferred revenue as of December 31, 2025, within the next 12 months.
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
Cash equivalents. As of December 31, 2025 and 2024, cash equivalents included $16.6 million and $1.5 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair values of the Company’s debt instruments, which are classified as Level 3 financial instruments, at December 31, 2025 and 2024, was approximately $100.7 million and $123.8 million, respectively. The carrying values of the Company’s debt instruments at December 31, 2025 and 2024, were $100.3 million and $122.8 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company's standalone credit risk.

10. Debt
Debt consists of the following (in thousands):

	December 31,
	2025	2024
Revolving Credit Facility	$125,000	$60,000

Term Loan Facility	95,246	113,246
Equipment Finance Loan	5,435	10,569
Debt issuance costs	(378)	(1,000)
Total term debt	100,303	122,815

Less: current portion of revolving credit facility and term debt	23,057	82,512
Long-term debt, net	$202,246	$100,303
Maturities of long-term debt are as follows (in thousands):

Credit Facilities
2026	$23,435
2027	202,246
Total	$225,681
Credit Facilities
On September 17, 2021 (the "Original Closing Date"), FAH, LLC and certain of its material domestic subsidiaries from time to time (the “Credit Agreement Parties”) entered into a credit agreement (as amended, restated, amended and restated, supplemented, waived or otherwise modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., PNC Bank, National Association, KeyBank National Association, Citizens Bank, N.A., Bank of the West, HSBC Bank USA, National Association, Bank of America, N.A., U.S. Bank National Association, MUFG Union Bank, N.A., and Wells Fargo Bank, National Association (collectively, the “Initial Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility in the amount of $100.0 million (the “Revolving Credit Facility”) (together the “Credit Facilities”). Proceeds from the Credit Facilities on the Original Closing Date were primarily used to repay the Company's former credit facilities. On April 26, 2022, the Credit Agreement Parties entered into Amendment No. 1 to the Credit Agreement (the “First Amendment”) with the Initial Lenders and JPMorgan Chase Bank, N.A. as administrative agent, which allows for additional Restricted Payments (as defined in the First Amendment) using specified funding sources. On July 29, 2022, the Credit Agreement Parties entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with the Initial Lenders and Goldman Sachs Bank USA (collectively, the “Lenders”) and JPMorgan Chase Bank, N.A. as administrative agent, which increased the Revolving Credit Facility to $215.0 million and converted the Credit Facility interest rate index from LIBOR to SOFR.

On February 28, 2023, the Credit Agreement Parties entered into an Amendment No. 3 (the “Third Amendment”) to the Credit Agreement to, among other things, (i) modify the then applicable financial covenants under the Credit Agreement in effect prior to the Third Amendment for the period beginning on the date of the Third Amendment through the fiscal quarter ended December 31, 2023 (the “Waiver Period”), (ii) reduce the size of the Revolving Credit Facility from $215.0 million to $180.0 million as of the date of the Third Amendment and thereafter to $150.0 million on December 31, 2023, which reduction is permanent after the Waiver Period, (iii) restrict the ability to draw on the Revolving Credit Facility during the Waiver Period in excess of the amount outstanding on the date of the Third Amendment, (iv) increase the margin payable under the Credit Facilities during the Waiver Period to (a) 4.00% per annum with respect to any Term Benchmark Loan or RFR Loan (each as defined in the Credit Agreement), and (b) 3.00% per annum with respect to any Canadian Prime Loan or ABR Loan (as defined in the Credit Agreement), (v) allow that any calculation of Consolidated EBITDA (as defined in the Credit Agreement) that includes the fiscal quarters during the Waiver Period may include certain agreed upon amounts for certain addbacks, (vi) further limit our ability to make certain restricted payments, including the ability to pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests, incur additional indebtedness, incur additional liens, enter into sale and leaseback transactions or issue additional equity interests or securities convertible into or exchange for equity interests (other than the issuance of common stock) during the Waiver Period, (vii) require a minimum Qualified Cash (as defined in the Credit Agreement) covenant of at least $10.0 million and (viii) require a mandatory prepayment of the Revolving Credit Facility during the Waiver Period with any Qualified Cash proceeds in excess of $25.0 million. Beginning in the fiscal quarter ended March 31, 2024, the Third Amendment reset the maximum Net Leverage Ratio and the minimum Fixed Charge Coverage Ratio (each as defined in the Credit Agreement) that must be maintained by the Credit Agreement Parties to 2.50:1.00 and 1.25:1.00, respectively, which were the ratios in effect under the Credit Agreement prior to the Third Amendment.
On June 11, 2024 (the “Consent Effective Date"), the Credit Agreement Parties entered into that certain Limited Waiver and Limited Consent (the “Limited Waiver and Limited Consent”), with the lenders party thereto (the “Required Lenders”) and the Administrative Agent. Pursuant to the Limited Waiver and Limited Consent, the Administrative Agent and the Required Lenders agreed to irrevocably and permanently waive, from any time prior to or after the Consent Effective Date, the Credit Agreement Parties’ compliance with the covenant to maintain a minimum threshold of Qualified Cash.
On July 16, 2025, the Credit Agreement Parties entered into an Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement to, among other things, (i) waive compliance with (x) the maximum Net Leverage Ratio and (y) the minimum Fixed Charge Coverage Ratio financial covenants under the Credit Agreement, in each case, for the fiscal quarters ended June 30, 2025 and September 30, 2025; (ii) permanently reduce the revolving commitments (x) from $150.0 million to $135.0 million as of the effective date of the Fourth Amendment and (y) from $135.0 million to $125.0 million as of December 31, 2025; (iii) increase the applicable margin on all outstanding loans to 4.00% per annum until the Credit Facilities are paid in full; (iv) modify certain financial reporting obligations of the Credit Agreement Parties; (v) add additional affirmative covenants applicable to the Credit Agreement Parties and their subsidiaries; (vi) amend certain negative covenants applicable to the Credit Agreement Parties and their subsidiaries, including to add a covenant to hold no less than $10.0 million of Qualified Cash at any time following the date of the Fourth Amendment; (vii) modify thresholds and grace periods for certain events of default; (viii) add certain new event of default triggers; and (ix) amend a covenant that the Company will not have a going concern or similar qualification to the Company’s annual audited financial statements to begin with the year ending December 31, 2025.

On February 13, 2026, the Credit Agreement Parties entered into an Amendment No. 5 (the "Fifth Amendment") to the Credit Agreement to, among other things, amend the Credit Agreement in effect prior to the Fifth Amendment (the " Prior Credit Agreement") to, among other things (i) extend the maturity date of the loans from September 17, 2026 to December 31, 2027 and, (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026 and (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain financial covenants for any test period (to the extent required to be tested in such test period) if the Company makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period.
The Fifth Amendment also includes certain other modifications, including (i)(x) increasing the applicable margin on all outstanding SOFR loans to 4.50% per annum effective on the closing date of the Fifth Amendment, with subsequent increases to the applicable margin as set forth in the Credit Agreement and (y) removing the 0.1% per annum credit spread adjustment applicable to SOFR loans; (ii) modifying the amortization payment on the term loans and requiring amortization payments on the outstanding revolving loans, with each such amortization payment in respect of the outstanding revolving loans permanently reducing the revolving commitments; (iii) requiring quarterly mandatory prepayment of the revolving loans with cash (subject to certain exceptions) and cash equivalents in excess of $50.0 million, with each such prepayment permanently reducing the revolving commitments; (iv) modifying certain financial reporting obligations of FAH, LLC and adding certain new affirmative covenants applicable to FAH, LLC and its subsidiaries; and (v) adding certain additional events of default.
The Credit Facilities under the Credit Agreement will mature on December 31, 2027 (the “Maturity Date”). On March 31, 2026, an amortization payment in an amount equal to $4,500,000 is due with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the Revolving Credit Facility will amortize in quarterly installments equal to $375,000 (accompanied with permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date.
Loans under the Credit Facilities currently bear interest at SOFR plus 4.50% per annum. On the first day of each fiscal quarter, commencing with April 1, 2027, an additional 0.25% per annum will be added to the interest rate applicable to the loans under the Credit Facilities. SOFR rate is subject to a 0% floor. For loans based on SOFR, interest payments are due at the end of each applicable interest period and in the case of loans based on SOFR with an interest period of more than three months’ duration, on each day prior to the last day of such interest period that occurs at intervals of three months’ duration after the first day of such interest period.
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to, subject to the proviso at the end of this paragraph, comply with the following Financial Covenants: (i) on a quarterly basis, commencing with the fiscal quarter ending December 31, 2026, a maximum Net Leverage Ratio of 2.50:1.00, (ii) on a quarterly basis, commencing with the fiscal quarter ending September 30, 2026, a minimum Fixed Charge Coverage Ratio of (a) 0.75:1.00 with respect to the fiscal quarter ending September 30, 2026, (b) 0.85:1.00 with respect to the fiscal quarter ending December 31, 2026, (c) 1.00:1.00 with respect to the fiscal quarter ending March 31, 2027, and (d) 1.25:1.00 with respect to the fiscal quarter ending June 30, 2027 and each fiscal quarter thereafter, (iii) at all times, a minimum Qualified Cash covenant of $10.0 million, and (iv) for the six-month period ending June 30, 2026, a minimum Consolidated EBITDA covenant of $15.1 million; provided that if, in any fiscal quarter, FAH, LLC voluntarily prepays, prior to the date on which a compliance certificate is required to be delivered in respect of such fiscal quarter, more than $10.0 million of principal of then-outstanding loans, then all of the applicable Financial Covenants (other than the minimum Qualified Cash covenant), to the extent required to be tested in such fiscal quarter, will be deemed waived for such fiscal quarter (the “Covenant Cure Right”); provided, further, that (x) the Covenant Cure Right is not permitted to be exercised in two (2) consecutive fiscal quarters, and (y) if the Cure Right is to be exercised in any fiscal quarter, FAH, LLC needs to have complied with the maximum Fixed Charge Coverage Ratio required in respect of the preceding fiscal quarter.

The Credit Facilities are secured by substantially all of the assets of the Credit Agreement Parties, subject to customary exceptions. As of December 31, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement after execution of the Fifth Amendment. The Credit Agreement Parties were also in compliance with all of the covenants then in effect under the Credit Agreement as of December 31, 2024.
At December 31, 2025 and 2024, the Credit Agreement Parties had $95.2 million and $113.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $125.0 million and $60.0 million outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at December 31, 2025 are reset every 30 days and can be repaid up until the maturity date. The weighted average rate on outstanding borrowings under Revolving Credit Facility as of December 31, 2025 and 2024 was 7.83% and 6.71%, respectively. At December 31, 2025 and 2024, the Company had $0.0 million and $90.0 million available under the Revolving Credit Facility, respectively.
There were no outstanding letters of credit as of December 31, 2025 and 2024.
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
At December 31, 2025 and 2024, the Company had $5.4 million and $10.6 million outstanding under the Equipment Finance Loan, respectively.
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
Some operating leases also contain the option to renew for five year periods at prevailing market rates at the time of renewal. In addition to minimum rent, certain of the leases require payment of real estate taxes, insurance, common area maintenance charges, and other executory costs. For certain leases the Company receives lease incentives, such as tenant improvement allowances, and records those as adjustments to operating lease right-of-use assets and operating leases liabilities on the consolidated balance sheets and amortize the lease incentives on a straight-line basis over the lease term as an adjustment to rent expense. Rent expense, included in selling, general and administrative expenses on the consolidated statements of operations, was $18.1 million, $24.6 million and $29.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable expenses, such as common area maintenance and property taxes related to the lease agreements, included in selling, general and administrative expenses on the consolidated statements of operations, was $7.4 million, $6.9 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023. During the year ended December 31, 2023, the Company terminated an agreement for a lease that had not commenced and incurred a charge of approximately $4.2 million.
During the years ended December 31, 2025, 2024 and 2023, operating cash outflows relating to operating lease liabilities were $18.2 million, $18.2 million and $19.5 million, respectively. Operating lease right-of-use assets obtained in exchange for new operating lease obligations was $1.8 million, $3.2 million and $0.9 million, during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the Company’s operating leases had a weighted-average remaining term of 5.2 years and 6.0 years, respectively, and weighted-average discount rates of 5.67% and 5.76%, respectively.

In January 2020, the Company entered into a non-cancellable operating sub-lease for office space that expired December 2024. Rental income recognized for the years ended December 31, 2024 and 2023 was $0.3 million and $0.6 million, respectively, included as a reduction of selling, general and administrative expenses on the consolidated statements of operations.
The future payments on the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$19,033
2027	14,105
2028	12,897
2029	10,868
2030	7,465
Thereafter	11,828
Total lease payments	76,196
Less: imputed interest	(8,724)
Total	$67,472
12. Income Taxes
Loss before income taxes consisted of (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(80,825)	$(25,933)	$(46,847)
Foreign	16,886	15,427	14,906
Loss before income taxes	$(63,939)	$(10,506)	$(31,941)
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
The components of the Company’s income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$—	$—	$5,574
State and local	170	94	71
Foreign	4,186	4,771	3,728
Current income taxes	4,356	4,865	9,373
Deferred income taxes:
Federal	—	(57)	105,236
State and local	—	—	17,888
Foreign	—	(244)	—
Deferred income taxes	—	(301)	123,124
Total income taxes:
Federal	—	(57)	110,810
State and local	170	94	17,959
Foreign	4,186	4,527	3,728
Income tax expense	$4,356	$4,564	$132,497

The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the provision computed at the U.S. federal statutory income tax rate to the provision for income taxes for 2025:

	Year Ended
	December 31, 2025
	Amount (in thousands)	Percent
Expected U.S. federal income taxes at statutory rate	$(13,427)	21.0%
State and local income taxes, net of federal income tax effect (1)	170	(0.3)
Foreign tax effects
United Kingdom	3,518	(5.5)
Other foreign jurisdictions	525	(0.8)
Effect of cross-border tax laws	124	(0.2)
Changes in valuation allowance	12,283	(19.2)
Nontaxable or nondeductible Items	966	(1.4)
Other adjustments	197	(0.4)
Effective tax rate	$4,356	(6.8)%
(1) In 2025, state and local taxes in Texas comprise the majority of the state and local taxes, net of federal effect category.
The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the provision computed at the U.S. federal statutory income tax rate to the provision for income taxes for 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	(3.5)	(56.2)
Foreign taxes	(34.2)	(9.3)
Non-deductible expenses	(4.7)	(0.9)
Change in valuation allowance	(3.9)	(340.5)
Non-controlling interest	(0.7)	(6.8)
Share-based compensation	(11.0)	(1.6)
Return to provision	1.0	(23.8)
Other, net	(7.4)	3.3
Income tax expense	(43.4)%	(414.8)%
The Company's annual effective tax rate in 2025 is different than the statutory rate of 21% due to the valuation allowance and foreign taxes. The Company’s annual effective tax rate in 2024 is different than the statutory rate of 21% due to the valuation allowance and foreign taxes. The Company's annual effective tax rate for 2023 is different than the statutory rate of 21%, due to the valuation allowance.

Deferred Income Taxes
The significant items comprising deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Investment in partnership	$68,334	$82,486
Tax receivable agreement liability	29	—
Stock-based compensation	8,019	7,266
Foreign tax credit	62	62
Section 163(j) interest	15,281	9,149
Other carryforwards	238	218
Net operating loss carryforward	56,066	33,424
Gross deferred tax assets	148,029	132,605
Valuation allowance	(148,029)	(132,605)
Deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities:
Property and equipment	(584)	(542)
Gross deferred tax liabilities	(584)	(542)
Net deferred tax assets	$(584)	$(542)
The Company's federal net operating loss carryforward of $48.2 million at December 31, 2025 is indefinite. The Company's state net operating loss carryforward of $7.9 million at December 31, 2025, have various expiration dates based on jurisdiction, ranging from tax years ending 2033 to 2044. The Company's other carryforwards, primarily related to charitable contributions at December 31, 2025, expire in the tax years ending 2028 to 2030.
The Company evaluates its ability to realize deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Based on the Company's assessment as of December 31, 2025 and 2024, the Company determined that based on all the available evidence, including the Company’s three-year cumulative pre-tax loss position, it is not more likely than not that the results of operations will generate sufficient taxable income to realize its deferred tax assets and retained a full valuation allowance. During the year ended December 31, 2023, the Company established a full valuation allowance of $123.2 million against its deferred tax assets and recognized a corresponding increase to tax expense in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2023.
As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance for the year ended December 31, 2025 (in thousands):

Beginning balance	$(132,605)
Change charged to income tax expense	(14,333)
Changes charged to additional paid-in-capital	(1,091)
Ending balance	$(148,029)
Uncertain Tax Positions
The Company regularly evaluates the likelihood of realizing the benefit from income tax positions that the Company has taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If the Company determines it is more likely than not that the position will be sustained, a benefit will be recognized at the largest amount that the Company believes is cumulatively greater than 50% likely to be realized.

There are no unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2025, 2024 and 2023.
Interest and penalties related to income tax matters are classified as a component of income tax expense (benefit). As of December 31, 2025, and 2024, the Company has not recorded any interest or penalties as the amounts were not material. Unrecognized tax benefits are recorded in other long-term liabilities on the consolidated balance sheets.
Income Taxes Paid

Year Ended December 31, 2025
(in thousands)
U.S. federal	$—
U.S. state	182
Foreign
United Kingdom	4,124
Spain	1,049
Total Foreign	$5,173
Total income taxes	$5,355
Income taxes paid, net, for the periods ended December 31, 2024 and 2023 were $3.9 million and $1.1 million, respectively.
Other Matters
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, and local income tax examinations for tax years 2022 and forward and subject to examination for all foreign income tax returns for fiscal 2025 and 2024. There were no open tax examinations at December 31, 2025.
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

The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction are realized (as determined in accordance with the terms of the Tax Receivable Agreement). Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it generally would not be required to make the related Tax Receivable Agreement payments. During years ended December 31, 2025 and 2024, the Company acquired an aggregate of 1.3 million and 1.2 million common units of FAH, LLC, respectively, in connection with the redemption and/or exchange of common units, none of which resulted in a material increase in the tax basis of our investment in FAH, LLC subject to the provisions of the Tax Receivable Agreement.
The Company estimated a TRA liability for the year ended December 31, 2025 and 2024 of $120 thousand and $547 thousand, respectively, as utilization of certain portion of the deferred tax assets subject to the TRA were more likely than not to be recognized. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. Based on this assessment, the Company reduced its TRA Liability as of June 30, 2023, to $9.6 million, and recognized a gain of $99.6 million within the accompanying consolidated statements of operations and comprehensive loss. The Company performed a true-up in the fourth quarter of 2023 based on the filed 2022 consolidated tax return and recognized a further reduction in TRA liability and corresponding $603 thousand gain for the year ended December 31, 2023. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability during the years ended December 31, 2025, 2024 and 2023, as the Company concluded at such time that it was probable that the Company would have sufficient future taxable income to utilize all of the related tax benefits. The estimated gross outstanding balance of the TRA liability as of December 31, 2025 and 2024 was $102.5 million and $99.6 million, respectively.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$547	$8,960	$109,187
Additional liabilities for exchanges	3,284	—	—
Adjustment to remeasurement of liabilities	(3,711)	547	(100,223)
Payments under tax receivable agreement	—	(8,960)	(4)
Ending balance	$120	$547	$8,960
14. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. The Company is expected to incur $128.2 million in minimum guaranteed royalty payments under licensing arrangements, including $40.6 million for the year ended December 31, 2026, $49.9 million for the year ended December 31, 2027 and $37.7 million for the year ended December 31, 2028. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether the Company has paid the proper royalties and a requirement that the Company pay additional royalties. As of December 31, 2025, the Company had an accrual of $29.6 million, related to ongoing and future royalty audits, based on estimates of the costs the Company expects to incur.

Pre-Production Costs and Inventory
The Company routinely enters into purchase commitments for tooling and molds and pre-production costs related to inventory. The Company bases production schedules for products on internal forecasts, taking into account historical trends of similar products and properties, current market information and communications with customers.
Employment Agreements
The Company has employment agreements with certain officers. The agreements include, among other things, an annual bonus based on certain performance metrics of the Company, as defined by the board of directors (the "Board"), and up to two years' salary severance pay beyond termination date.
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

The consolidated complaint alleged that the Company violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended (“Securities Act”), by making allegedly materially misleading statements in documents filed with the SEC in connection with the Company’s IPO and by omitting material facts necessary to make the statements made therein not misleading. The lawsuits sought, among other things, compensatory statutory damages and rescissory damages in account of the consideration paid for the Company’s Class A common stock by the plaintiffs and members of the putative class, as well as attorneys’ fees and costs. On October 21, 2024, the parties agreed to a settlement in principle, and on October 29, 2024 notified the Court of a proposed class settlement. The Court preliminarily approved the settlement of $14.75 million on February 12, 2025 and the settlement was paid on February 25, 2025, directly by the Company’s applicable insurance policies. The Court issued final approval of the settlement and dismissed the litigation on June 6, 2025.
On January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff’s counsel a mootness fee of $3.0 million. The parties have submitted the settlement agreement to the Court of Chancery for approval.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. On August 17, 2023, the Court appointed two lead plaintiffs, and, those lead plaintiffs filed an amended complaint on October 19, 2023. The amended complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023, and seek, among other things, compensatory damages and attorneys' fees and costs. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. On February 4, 2026, the Court of Appeals affirmed in part and reversed in part the District Court’s decision. Specifically, it affirmed the dismissal of all claims based on statements made on earnings calls and presentations to investors, but reversed the dismissal of claims based on certain risk factor disclosures made in the Company’s SEC filings.
On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. In January 2026, the Court granted preliminary approval of the class action settlement. The settlement administrator mailed class notices to the class members in February 2026. The final approval hearing is scheduled for May 1, 2026.

On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Studen v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. This matter is currently in the early stages of litigation.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
15. Segments
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and regularly reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s current CODM is our Chief Executive Officer, Josh Simon. Because the CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment.
The segment derives revenue from customers by providing a wide variety of branded categories, including Core Collectible (predominately figures), Loungefly (predominately softlines including bags, wallets, backpacks and accessories) and Other (predominately Mondo and other emerging brands). All product lines, designs, licenses, and marketing/sales strategies are centrally managed as a single operating entity rather than at a geographic or subsidiary level.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies above. The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net loss that also is reported on the Company's consolidated statements of operations.
The CODM uses consolidated net loss to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net income (loss) along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the year ended December 31, 2025, there were no changes to the measures used for finance metrics utilized, other than product costs are now reported inclusive of all inventoriable costs.
The following table sets forth segment information for revenue, segment net loss and significant expenses:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net sales	$908,209	$1,049,850	$1,096,086
Less (add):
Product, freight, duties, shipping and other inventoriable costs	398,473	446,435	583,371
License and royalty costs	158,467	168,883	179,714
Salaries, benefits, incentive and stock compensation	145,687	145,593	157,940
Warehouse labor and third-party logistics fees	36,934	52,244	62,416
Advertising and marketing	51,547	51,567	31,256
Other selling, general and administrative fees	103,547	109,554	125,453
Depreciation and amortization	59,097	62,583	59,763
Other expense (income)	18,396	23,497	(71,886)
Income tax expense	4,356	4,564	132,497
Net loss	$(68,295)	$(15,070)	$(164,438)

The following table presents summarized product information:

	Year ended December 31,
	2025	2024	2023
Core Collectible	$723,327	$804,407	$803,181
Loungefly	155,031	171,833	214,523
Other	29,851	73,610	78,382
Total net sales	$908,209	$1,049,850	$1,096,086
The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Year ended December 31,
	2025	2024	2023
Net sales:
United States	$546,328	$681,986	$755,620
Europe	288,348	283,792	268,496
Other International	73,533	84,072	71,970
Total net sales	$908,209	$1,049,850	$1,096,086

	December 31,
	2025	2024
Long-lived assets:
United States	$79,773	$88,705
Europe	13,086	15,055
Other International	32,253	31,236
Total long-lived assets	$125,112	$134,996
16. Related Party Transactions
The Company sells products to Forbidden Planet, a U.K. retailer through its wholly owned subsidiary Funko UK, Ltd. One of the investors in Forbidden Planet is an employee of Funko UK, Ltd. and an executive officer. For the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $3.5 million, $3.1 million and $2.5 million, respectively, in net sales from business with Forbidden Planet. At December 31, 2025 and 2024, accounts receivable from Forbidden Planet were $0.7 million and $0.4 million on the consolidated balance sheets, respectively.
17. Employee Benefit Plans
The Company currently maintains the Funko 401(k) Plan, a defined contribution retirement and savings plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. The Company's named executive officers are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Currently, the Company matches contributions made by participants in the 401(k) Plan up to 4% of the employee earnings, and these matching contributions are fully vested as of the date on which the contribution is made. The Company believes that providing a vehicle for tax-deferred retirement savings through our 401(k) Plan, and making fully vested matching contributions, adds to the overall desirability of the Company's compensation package and further incentivizes employees, including named executive officers, in accordance with the Company's compensation policies. The Company’s employer matching contributions were $2.9 million, $3.1 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Funko, Inc. 2019 Incentive Award Plan. Effective April 18, 2019, the Company adopted the Funko, Inc. 2019 Incentive Award Plan (the "2019 Plan"). The Company reserved for issuance an aggregate number of shares under the 2019 Plan equal to the sum of (i) 3,000,000 shares of Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. Total shares reserved for issuance under the 2019 Plan was 10,077,523 as of December 31, 2025.

Funko, Inc. 2024 Inducement Award Plan. Effective May 8, 2024, the Company adopted the Funko, Inc. 2024 Inducement Award Plan (the "2024 Plan"). The Company reserved for issuance 1,500,000 shares of Class A common stock under the 2024 Plan.
The number of unissued common shares reserved for future grants under the 2017 Plan, 2019 Plan and 2024 Plan was 1,083,078, 3,480,715, and 243,195, respectively as of December 31, 2025.
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Funko, Inc. Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)		(in thousands)	(years)
Outstanding at December 31, 2024	2,971	$11.82	$10,094	7.27
Granted	524	6.83	—
Exercised	(41)	5.51	69
Forfeited	(776)	11.26	31
Outstanding at December 31, 2025	2,678	11.10	—	6.73
Options exercisable at December 31, 2025	1,743	$13.41	$—	5.70
Stock options awarded to employees under the 2017 Plan and 2019 Plan are generally granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms.
A summary of performance stock option activity for the year ended December 31, 2025 is as follows:

	Funko, Inc. Performance Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Remaining Contractual Life
	(in thousands)			(years)
Outstanding at December 31, 2024	298	$8.39	$1,490	9.38
Forfeited	(298)	8.39	—
Outstanding at December 31, 2025	—	—	—	0.00
Options exercisable at December 31, 2025	—	$—	$—	0.00
Performance stock options awarded to employees under the 2024 Plan are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant. The awards were eligible to vest based on the achievement of a stock price hurdle equal to three times the Exercise Price (the “Vesting Price”), measured based on the average of the Company’s closing share price over a 90 trading day trailing average, prior to the fourth anniversary of May 20, 2024 and subject to Employee’s continued employment with the Company; provided, that, notwithstanding the foregoing, such Stock Option Grant shall not be eligible to vest until at least the second anniversary of the date of grant regardless of whether such stock price hurdle has been achieved. The awards have ten year contractual terms. All performance stock options outstanding at December 31, 2024 were forfeited during the year ended December 31, 2025.
A summary of restricted stock unit activity for the year ended December 31, 2025 is as follows:

	Funko, Inc. Restricted Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2024	2,632	$9.10	2.76
Granted	2,459	5.01
Vested	(978)	7.05
Forfeited	(978)	5.64
Unvested at December 31, 2025	3,135	$6.80	2.67

A summary of performance stock unit activity for the year ended December 31, 2025 is as follows:

	Funko, Inc. Performance Stock Units	Weighted Average Grant Date Fair Value	Remaining Contractual Life
	(in thousands)		(years)
Unvested at December 31, 2024	42	$12.89	1.00
Granted	750	3.46
Vested	(3)	17.09
Forfeited	(15)	17.09
Unvested at December 31, 2025	774	$3.66	5.39
The number of units subject to future vesting is based on annual Company achieved factors, such as Net Sales and Adjusted EBITDA Margin and achievement is at the direction of the Compensation Committee of the board of directors. Unvested units are expected to vest at the determination date of December 31, 2025, depending on the grant. For awards granted during the year ended December 31, 2025 to our Chief Executive Officer, future vesting is based on: (A) 1/3 of the restricted stock units over three years in three equal annual installments on each of the first three anniversaries of September 1, 2025, (B) 1/3 of the restricted stock units based on the achievement of a stock price hurdle equal to or greater than $8.00 per share based on (I) the average of the Company’s closing share price over a 45 trading day trailing average or (II) the price received by holders of Class A common stock in connection with a change in control for each share of Class A common stock held on the date of such change in control, and (C) the remaining 1/3 of the restricted stock units subject to the Inducement Grant based on the achievement of a stock price hurdle equal to or greater than $20.00 per share based on (I) the average of the Company’s closing share price over a 45 trading day trailing average or (II) the price received by holders of Class A common stock in connection with a change in control for each share of Class A common stock held on the date of such change in control, which stock price hurdles must be achieved prior to the seventh anniversary of September 1, 2025, and in each case subject to the grantee's continued service through the applicable vesting dates.
Achievement is estimated at a weighted average 97.9% of the units granted as of December 31, 2025.
The following table presents information on stock option exercises (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash received for exercise price	$227	$1,410	$756
Intrinsic value	69	915	559
Equity-based compensation expense. The Company measures and recognizes expense for its equity-based compensation granted to employees and directors based on the fair value of the awards on the grant date. The fair value of restricted stock units is based on the market price of Class A common stock on the date of grant. The fair value of option awards is estimated at the grant date using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:
•Volatility—this is estimated based primarily on the Company's historical daily volatility over the same time period as the calculated expected term of the award
•Risk-free interest rate—this is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the award
•Expected term—represents the estimated period of time until an award is exercised and was calculated based on the simplified method
•Dividend yield—the Company does not plan to pay dividends in the foreseeable future

For each of the options granted under the 2017 Plan and 2019 Plan, the following were the weighted-average of the option pricing model inputs:

	Year ended December 31,
	2025	2024	2023
Expected term (years)	5.85	6.00	6.01
Expected volatility	80.8%	80.2%	76.7%
Risk-free interest rate	4.1%	4.2%	4.1%
Dividend yield	—%	—%	—%
The weighted-average fair value of stock options granted for the years ended December 31, 2025, 2024 and 2023 was $4.84, $4.90 and $6.71 per share, respectively.
Equity-based compensation expense is recognized on a straight-line basis over the vesting period of the award. The Company records equity-based compensation to selling, general and administrative expense on the consolidated statements of operations. Equity-based compensation for the years ended December 31, 2025, 2024 and 2023 was $11.5 million, $13.6 million and $10.5 million, respectively.
As of December 31, 2025, there was $20.1 million of total unrecognized equity-based compensation expense that the Company expected to recognize over a remaining weighted-average period of 2.9 years.
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
Net loss and comprehensive loss are attributed between Funko, Inc. and noncontrolling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of December 31, 2025, 2024 and 2023, Funko, Inc. owned 55.3 million, 53.0 million and 50.5 million of FAH, LLC common units, respectively, representing a 99.7%, 97.2% and 94.9% economic ownership interest in FAH, LLC, respectively.
Net loss and comprehensive loss of FAH, LLC excludes certain activity attributable to Funko, Inc., including $11.5 million, $13.6 million and $10.5 million of equity-based compensation expense for share-based compensation awards issued by Funko, Inc. for the years ended December 31, 2025, 2024 and 2023, respectively, and $0.0 million, $0.1 million and $128.7 million of income tax expense for corporate, federal, state and local taxes attributable to Funko, Inc. for the years ended December 31, 2025, 2024 and 2023, respectively.
20. Loss per Share
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Numerator:
Net loss	$(68,295)	$(15,070)	$(164,438)
Less: net loss income attributable to non-controlling interests	(935)	(352)	(10,359)
Net loss attributable to Funko, Inc. — basic	$(67,360)	$(14,718)	$(154,079)
Net loss attributable to Funko, Inc. — diluted	$(67,360)	$(14,718)	$(154,079)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	54,386,924	52,043,490	48,332,401
Weighted-average shares of Class A common stock outstanding — diluted	54,386,924	52,043,490	48,332,401
Loss per share of Class A common stock — basic	$(1.24)	$(0.28)	$(3.19)
Loss per share of Class A common stock — diluted	$(1.24)	$(0.28)	$(3.19)
For the years ended December 31, 2025, 2024 and 2023 an aggregate of 6.2 million, 6.3 million and 9.9 million of potentially dilutive securities, respectively, were excluded from the weighted-average in the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive. For the years ended December 31, 2025, 2024 and 2023 anti-dilutive securities included 0.8 million, 2.0 million and 4.0 million of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted loss per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented.

Schedule I: Condensed Financial Information of Registrant

FUNKO, INC.
CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Intercompany revenue	$—	$148	$226
Selling, general, and administrative expenses	11,737	13,803	10,812
Total operating expenses	11,737	13,803	10,812
Loss from operations	(11,737)	(13,655)	(10,586)
Interest expense, net	103	(387)	(321)
Tax receivable agreement liability adjustment	427	(547)	100,223
Equity in net loss of subsidiaries	(56,153)	(186)	(114,697)
Loss before income taxes	(67,360)	(14,775)	(25,381)
Income tax (benefit) expense	—	(57)	128,698
Net loss	$(67,360)	$(14,718)	$(154,079)
See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net loss	$(67,360)	$(14,718)	$(154,079)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax effect of $0, $0 and $(770) for the years ended December 31, 2025, 2024 and 2023, respectively	6,297	(1,496)	2,423
Comprehensive loss attributable to Funko, Inc.	$(61,063)	$(16,214)	$(151,656)
See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)

	December 31,
	2025	2024
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$3,486	$1,258
Income tax receivable	202	202
Total current assets	3,688	1,460

Intercompany receivable	110,887	113,009
Investment in subsidiaries	71,359	119,097
Total assets	$185,934	$233,566
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of liabilities under tax receivable agreement	$120	$547
Total current liabilities	120	547

Commitments and contingencies

Stockholders' equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 55,327 shares and 52,967 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 91 shares and 1,430 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in-capital	357,330	343,472
Accumulated other comprehensive income (loss)	4,621	(1,676)
Accumulated deficit	(176,142)	(108,782)
Total stockholders' equity	185,814	233,019
Total liabilities and stockholders' equity	$185,934	$233,566
See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Operating Activities
Net loss	$(67,360)	$(14,718)	$(154,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	56,153	186	114,697
Equity-based compensation	11,536	13,602	10,534
Deferred tax (benefit) expense	—	(57)	123,124
Tax receivable liability adjustment	(427)	547	(100,223)
Changes in operating assets and liabilities, net of amounts acquired:
Income tax receivable	—	110	7,219
Due from related parties, net	2,121	5,778	436
Accrued expenses and other liabilities	—	(374)	370
Net cash provided by operating activities	2,023	5,074	2,078

Investing Activities
Net cash used in investing activities	—	—	—

Financing Activities
Tax receivable agreement payments	—	(8,960)	(4)
Proceeds from exercise of equity-based options	227	1,410	749
Other	(22)	—	—
Net cash provided by (used in) financing activities	205	(7,550)	745

Net change in cash and cash equivalents	2,228	(2,476)	2,823
Cash and cash equivalents at beginning of period	1,258	3,734	911
Cash and cash equivalents at end of period	$3,486	$1,258	$3,734

Supplemental Cash Flow Information
Establishment of liabilities under tax receivable agreement	—	547	—
See accompanying notes to condensed financial information.

Schedule I: Condensed Financial Information of Registrant (continued)

FUNKO, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION
(PARENT COMPANY ONLY)
December 31, 2025
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
Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. For the years ended December 31, 2025, 2024, and 2023, the full amounts of intercompany revenue and equity in net income (loss) of subsidiaries in the Parent Company Statements of Operations were eliminated in consolidation. An intercompany receivable was owed to the Parent Company by FAH, LLC of $110.9 million and $113.0 million as of December 31, 2025 and 2024, respectively. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $0.1 million and $0.5 million as of December 31, 2025 and 2024, respectively.
3. Commitments and Contingencies
The Parent Company is party to a tax receivable agreement that provides for the payment by the Parent Company to the TRA Parties of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 13, "Liabilities under Tax Receivable Agreement," to the Funko, Inc. consolidated financial statements, appearing elsewhere in this Form 10-K, for more information regarding the Parent Company's tax receivable agreement. As described in Note 13, "Liabilities under Tax Receivable Agreement," to the Funko, Inc. consolidated financial statements, appearing elsewhere in the Form 10-K, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Funko, Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 31, 2025 and 2024, liabilities under the tax receivable agreement totaled $0.1 million and $0.5 million, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of December 31, 2025, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective as of such date because of material weaknesses in our internal control over financial reporting, as further described below.
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
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weaknesses were identified as of December 31, 2025:
•We did not design and maintain effective controls related to the order-to-cash business process, as well as controls related to the preparation and review of journal entries at a foreign subsidiary.
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
The material weakness related to the order-to-cash business process resulted in an immaterial error to net sales in our consolidated financial statements for the year ended December 31, 2025. The other material weaknesses did not result in a misstatement to the consolidated financial statements. Additionally, the material weaknesses could result in misstatements to the consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.
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
•We are in the process of redesigning, enhancing and implementing control activities to address relevant risks at the appropriate level of precision for the order-to-cash business process as well as controls related to the preparation and review of journal entries at a foreign subsidiary.
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
Our remediation efforts are expected to continue throughout fiscal 2026 and we cannot provide assurance as to when our remediation activities will be complete. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Remediation of a Previously Identified Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and in the subsequent quarterly reports on Form 10-Q for 2025, we concluded there was a material weakness as we did not design and maintain effective controls related to the income taxes business process. In response to this material weakness, we designed and implemented control activities in response to the identified risks related to the income tax business process.
During the quarter ended December 31, 2025, we completed our testing and evaluation of the newly designed and implemented controls and determined that as of December 31, 2025, the newly designed and implemented controls have operated effectively for a sufficient period to conclude the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

(a)On March 11, 2026, the Funko, Inc. 2024 Inducement Award Plan (as amended, the “2024 Inducement Plan”) was amended (the “Amendment”) to provide for the issuance of an additional 1,000,000 shares of the Company’s Class A common stock under such plan. The Amendment was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4).
(b)On November 11, 2025, Tracy Daw, Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 261,964 shares of the Company’s Class A common stock between March 5, 2026 and June 30, 2026, subject to certain conditions.
On December 16, 2025, Andy Oddie, then Chief Commercial Officer (currently, Chief International Officer), adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 274,440 shares of the Company’s Class A common stock between March 5, 2026 and December 16, 2026, subject to certain conditions.
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
Executive Officers and Directors
Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers and directors is provided in Item 1 of this Annual Report on Form 10-K under the caption “Information about our Executive Officers and Board of Directors,” and will also appear in our definitive proxy statement for our 2026 Annual Meeting of Stockholders. The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable), and "Insider Trading Policies" in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the headings "Compensation Discussion and Analysis," “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2025):

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Reflected in First Column)
Equity compensation plans approved by security holders				(1)
Stock Options	2,677,855	$11.10	—
Restricted Stock Units	2,135,407	—	—
Performance Stock Units (based on target performance)	774,310	—	—
Equity compensation plans not approved by security holders				(2)
Performance Stock Options (based on target performance)	—	$—	—
Restricted Stock Units	1,000,000	$—	—
Total	6,587,572	$11.10	—
(1)Includes 1,083,078 shares of Class A common stock available for issuance under our 2017 Incentive Award Plan, 3,480,715 shares of Class A common stock available for issuance under our 2019 Incentive Award Plan. The number of shares authorized under our 2019 Incentive Award Plan increases on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A Common Stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors.

(2)On May 8, 2024, the board of directors adopted the Funko, Inc. 2024 Inducement Award Plan (the “2024 Inducement Award Plan”). The terms of the 2024 Inducement Award Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan, though incentive stock options may not be issued under the 2024 Inducement Award Plan and awards under the 2024 Inducement Award Plan may only be issued to eligible recipients under the applicable listing rules of the Nasdaq Stock Market LLC. Includes 243,195 shares of Class A common stock available for issuance under our 2024 Inducement Award Plan. For additional information, see Note 18, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this Form 10-K.
Other
The remaining information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1. Financial Statements
The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule I: Condensed Financial Information of Registrant as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 are included under Part II, Item 8.
All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
3. List of Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023
3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-220856	4.1	10/23/2017
4.2	Description of Securities	10-K	001-38274	4.2	3/7/2024
10.1 †	2017 Incentive Award Plan, dated October 23, 2017.	10-K	001-38274	10.3	3/19/2018
10.2 †	Form of Stock Option Agreement under 2017 Incentive Award Plan.	S-1/A	333-220856	10.19	10/23/2017
10.3 †	Form of Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan	10-Q	001-38274	10.1	8/10/2018
10.4 †	Form of Performance Stock Unit Award Agreement under the Funko, Inc. 2017 Incentive Award Plan.	10-Q	001-38274	10.7	11/6/2025
10.5 †	Amended and Restated Employment Agreement, dated April 19, 2023, by and between the Company and Tracy Daw.	10-Q	001-38274	10.3	5/4/2023
10.6 †	Form of Indemnification Agreement for Directors and Officers.	S-1/A	001-38274	10.27	10/12/2017
10.7 †	Non-Employee Director Compensation Policy, dated August 22, 2022.	10-Q	001-38274	10.2	11/3/2022

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.8	Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and Tax Receivable Agreement, dated as of November 1, 2017, between Funko, Inc., Funko Acquisition Holdings, L.L.C., the Members of the LLC, and the Management Representative. Management Representative.	10-K	001-38274	10.25	3/19/2018
10.9	Stockholders Agreement, dated as of May 3, 2022, between the Company and TCG 3.0 Fuji, LP	10-Q	001-38274	10.2	5/5/2022
10.10	Amendment to Stockholder’s Agreement, between the Company and TCG Fuji 3.0, LP, dated August 14, 2025.	8-K	001-38274	10.1	8/15/2025
10.11	Second Amended and Restated LLC Agreement of Funko Acquisition Holdings, L.L.C., dated as of November 1, 2017.	10-K	001-38274	10.27	3/19/2018
10.12	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Funko Acquisition Holdings L.L.C., dated as of May 10, 2018.	10-Q	001-38274	10.2	5/11/2018
10.13	Registration Rights Agreement, dated as of November 1, 2017, between Funko, Inc., ACON Funko Investors, L.L.C. and related entities, Fundamental Capital, LLC, Funko International, LLC, Brian Mariotti, Tracy Daw, The Jon P. and Trishawn P. Kipp Children’s Trust uad 5/31/14, Russell Nickel, and Andrew Perlmutter.	10-K	001-38274	10.28	3/19/2018
10.14	Registration Rights Agreement Joinder and Amendment, dated May 3, 2022, between TCG 3.0 Fuji, LP and the Company.	10-Q	001-38274	10.3	5/5/2022
10.15	Credit Agreement dated September 17, 2021, among Funko Acquisition Holdings, L.L.C., Funko Holdings LLC, Funko, LLC, Loungefly, LLC and Funko Games, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and each other financial institution from time to time party thereto.	8-K	001-38274	10.1	9/22/2021
10.16	Amendment No. 1, dated as of April 26, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.1	5/5/2022
10.17	Amendment No. 2, dated as of July 29, 2022, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	001-38274	10.6	8/4/2022
10.18	Amendment No. 3, dated as of February 28, 2023, to Credit Agreement by and between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-K	001-38274	10.23	3/1/2023

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.19	Limited Waiver and Limited Consent, dated June 11, 2024, between Funko Acquisition Holdings, L.L.C., subsidiary borrowers party thereto, lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-38274	10.6	8/8/2024
10.20 ††	Amendment No. 4, dated as of July 16, 2025, to Credit Agreement by and among Funko Acquisition Holdings, L.L.C., the subsidiary borrowers party thereto, the consenting lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-38274	10.1	7/17/2025
10.21 ††	Amendment No. 5, dated as of February 13, 2026, to Credit Agreement by and among Funko Acquisition Holdings, L.L.C., the subsidiary borrowers party thereto, the consenting lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-38274	10.1	2/13/2026
10.22 †	Funko, Inc. 2019 Incentive Award Plan.	8-K	001-38274	10.1	6/27/2019
10.23 †	Form of Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.1	8/5/2021
10.24 †	Form of Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.2	8/5/2021
10.25 †	Form of Director Option Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.3	8/5/2021
10.26 †	Form of Director Restricted Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/5/2021
10.27 †	Form of Restricted Stock Unit Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.4	8/4/2022
10.28 †	Form of Option Award Agreement for U.K. Employees under the Funko, Inc. 2019 Incentive Award Plan.	10-Q	001-38274	10.5	8/4/2022
10.29 †	Form of Performance Stock Unit Award Agreement under the Funko, Inc. 2019 Incentive Award Plan	10-K	001-38274	10.33	3/1/2023
10.30 †	Form of Performance Stock Unit Award Agreement for UK Employees under the Funko, Inc. 2019 Incentive Award Plan	10-K	001-38274	10.34	3/1/2023
10.31 †	Letter Agreement, by and between the Company and Michael Lunsford, dated July 31, 2025.	8-K	001-38274	10.1	8/4/2025
10.32 †	Employment Agreement, dated as of August 8, 2024, between the Company and Yves Le Pendeven.	10-Q	001-38274	10.7	8/8/2024
10.33 †	Form of Retention Bonus Letter Agreement.	8-K	001-38274	10.1	8/5/2025
10.34 †	Service Agreement Amendment between the Company and Andrew Oddie, dated May 1, 2024.	10-Q	001-38274	10.3	5/9/2024

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.35 †	Letter Agreement between Funko, Inc., Funko UK, Ltd and Andrew Oddie, dated September 9, 2024.	8-K	001-38274	10.1	9/12/2024
10.36 †	Letter Agreement, dated March 4, 2026, by and between Funko UK, Ltd, Funko, Inc. and Andrew Oddie.	8-K	001-38274	10.1	3/6/2026
10.37 †	Employment Agreement between the Company and Cynthia Williams, effective May 20, 2024.	8-K	001-38274	10.1	5/9/2024
10.38 †	Funko, Inc. 2024 Inducement Award Plan.	8-K	001-38274	10.2	5/9/2024
10.39 †	Form of Stock Option Grant Notice and Stock Option Agreement under 2024 Inducement Award Plan.	8-K	001-38274	10.3	5/9/2024
10.40 †	Form of Restricted Stock Unit Grant Notice under 2024 Inducement Award Plan.	8-K	001-38274	10.4	5/9/2024
10.41 †	Employment Agreement between the Company and Josh Simon, effective August 11, 2025.	8-K	001-38274	10.1	8/12/2025
10.42 †	Employment Agreement between the Company and Husnal Shah, effective July 30, 2025.	10-Q	001-38274	10.6	11/6/2025
10.43 †	Amendment No. 1 to Funko, Inc. 2024 Inducement Award Plan.					*
16.1	Letter from Ernst & Young LLP dated May 9, 2024	8-K	001-38274	16.1	5/9/2024
19.1	Insider Trading Compliance Policy	10-K	001-38274	19.1	3/13/2025
21.1	List of Subsidiaries	10-K	001-38274	21.1	3/13/2025
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38274	97.1	3/7/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					***
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
†    Management contract or compensation plan or arrangement
††    Portions of the exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information (i) is not material and (ii) is treated as confidential by the Company.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: March 12, 2026	By:	/s/ Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
Josh Simon

/s/ Yves Le Pendeven	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Yves Le Pendeven

/s/ Charles Denson	Chairman of the Board	March 12, 2026
Charles Denson

/s/ Reed Duchscher	Director	March 12, 2026
Reed Duchscher

/s/ Trevor Edwards	Director	March 12, 2026
Trevor Edwards

/s/ Jason Harinstein	Director	March 12, 2026
Jason Harinstein

/s/ Diane Irvine	Director	March 12, 2026
Diane Irvine

/s/ Jesse Jacobs	Director	March 12, 2026
Jesse Jacobs

/s/ Michael Kerns	Director	March 12, 2026
Michael Kerns

/s/ Sarah Kirshbaum Levy	Director	March 12, 2026
Sarah Kirshbaum Levy