Form 10-Q
period 2026-03-31
Funko, Inc.
filed 2026-05-07
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2026, the registrant had 55,839,584 shares of Class A common stock, $0.0001 par value per share, and 91,276 shares of Class B common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, the expected impact of general economic and market conditions, including the imposition of tariffs and the uncertainty over U.S. trade and tariff policies, on our business, results of operations and financial condition, capital resources and our ability to generate cash to fund our operations, anticipated benefits from sales under our registration statement on Form S-3 and Sales Agreement, as defined herein, compliance with financial and negative covenants and related impacts to our business, our business strategy and plans, including plans to improve our liquidity and financial condition, plans for expansion in our international markets, plans for product line expansions, our review of strategic alternatives, potential acquisitions, market growth and trends, demand for our products, inventory expectations, anticipated future expenses and payments, future refinancing efforts, efforts to remediate our material weaknesses in internal control over financial reporting and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including the important factors described in this Quarterly Report on Form 10-Q under Part II, Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net sales	$200,919	$190,739
Cost of sales (exclusive of depreciation and amortization)	112,092	113,868
Selling, general, and administrative expenses	83,687	84,807
Depreciation and amortization	14,774	15,262
Total operating expenses	210,553	213,937
Loss from operations	(9,634)	(23,198)
Interest expense, net	4,884	3,849
Other expense, net	456	168
Loss before income taxes	(14,974)	(27,215)
Income tax expense	3,153	844
Net loss	(18,127)	(28,059)
Less: net loss attributable to non-controlling interests	(52)	(471)
Net loss attributable to Funko, Inc.	$(18,075)	$(27,588)
Loss per share of Class A common stock:
Basic	$(0.33)	$(0.52)
Diluted	$(0.33)	$(0.52)
Weighted average shares of Class A common stock outstanding:
Basic	55,425	53,530
Diluted	55,425	53,530
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net loss	$(18,127)	$(28,059)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain for the three months ended March 31, 2026 and 2025, respectively	(1,017)	2,510
Comprehensive loss	(19,144)	(25,549)
Less: Comprehensive loss attributable to non-controlling interests	(56)	(444)
Comprehensive loss attributable to Funko, Inc.	$(19,088)	$(25,105)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$34,295	$42,148
Accounts receivable, net	90,670	117,018
Inventories	76,816	83,136
Prepaid expenses and other current assets	39,318	48,094
Total current assets	241,099	290,396
Property and equipment, net	65,960	68,679
Operating lease right-of-use assets, net	43,845	46,928
Goodwill	133,829	133,900
Intangible assets, net	131,870	135,826
Other assets	9,267	9,505
Total assets	$625,870	$685,234
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$1,500	$1,125
Current portion of term debt	18,182	21,932
Current portion of operating lease liabilities	17,841	18,792
Accounts payable	52,040	64,748
Accrued royalties	50,550	59,821
Accrued expenses and other current liabilities	70,186	77,499
Total current liabilities	210,299	243,917
Long-term debt	196,233	202,246
Operating lease liabilities	45,574	48,680
Other long-term liabilities	4,364	4,261

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 55,830 and 55,327 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 91 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	359,744	357,330
Accumulated other comprehensive income	3,608	4,621
Accumulated deficit	(194,217)	(176,142)
Total stockholders’ equity attributable to Funko, Inc.	169,141	185,814
Non-controlling interests	259	316
Total stockholders’ equity	169,400	186,130
Total liabilities and stockholders’ equity	$625,870	$685,234
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating Activities
Net loss	$(18,127)	$(28,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,774	15,262
Equity-based compensation	2,414	3,265
Other, net	(29)	697
Changes in operating assets and liabilities:
Accounts receivable, net	26,351	29,939
Inventories	5,803	5,633
Prepaid expenses and other assets	11,621	9,936
Accounts payable	(12,558)	(8,318)
Accrued royalties	(9,271)	(18,405)
Accrued expenses and other liabilities	(10,828)	(32,212)
Net cash provided by (used in) operating activities	10,150	(22,262)

Investing Activities
Purchases of property and equipment	(8,210)	(6,552)
Other, net	—	193
Net cash used in investing activities	(8,210)	(6,359)

Financing Activities
Borrowings on revolving credit facility	—	25,000
Debt amendment costs	(3,648)	—
Payments of term debt	(5,830)	(5,756)
Other, net	(1)	86
Net cash (used in) provided by financing activities	(9,479)	19,330

Effect of exchange rates on cash and cash equivalents	(314)	570

Net change in cash and cash equivalents	(7,853)	(8,721)
Cash and cash equivalents at beginning of period	42,148	34,655
Cash and cash equivalents at end of period	$34,295	$25,934
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2025	55,327	$5	91	$—	$357,330	$4,621	$(176,142)	$316	$186,130
Distribution to continuing equity owners	—	—	—	—	—	—	—	(1)	(1)
Equity-based compensation	—	—	—	—	2,414	—	—	—	2,414
Activity under equity-based compensation plans	503	1	—	—	—	—	—	—	1
Cumulative translation adjustment	—	—	—	—	—	(1,013)	—	(4)	(1,017)
Redemption of common units of FAH, LLC	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,075)	(52)	(18,127)
Period ended March 31, 2026	55,830	$6	91	$—	$359,744	$3,608	$(194,217)	$259	$169,400

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distributions to continuing equity owners	—	—	—	—	—	—	—	(24)	(24)
Equity-based compensation	—	—	—	—	3,265	—	—	—	3,265
Activity under equity-based compensation plans	503	—	—	—	110	—	—	—	110
Cumulative translation adjustment	—	—	—	—	—	2,483	—	27	2,510
Redemption of common units of FAH, LLC	782	—	(782)	—	1,511	—	—	(1,511)	—
Net loss	—	—	—	—	—	—	(27,588)	(471)	(28,059)
Period ended March 31, 2025	54,252	$5	648	$—	$348,358	$807	$(136,370)	$1,355	$214,155
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
Interim Financial Information
In the opinion of management, all adjustments considered necessary for a fair statement of the results as of the date of and for the interim periods presented have been included, and such adjustments consist of normal recurring adjustments. Certain prior-year amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated results of operations for the current interim period are not necessarily indicative of the results for the entire year ending December 31, 2026, due to seasonality and other factors. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”).
Liquidity
During the three months ended March 31, 2026 and March 31, 2025, the Company recorded net losses of $18.1 million, and $27.6 million, respectively, in addition to having recurring net losses of $67.4 million, $14.7 million, and $154.1 million for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company's Revolving Credit Facility, as defined below, and the amended Credit Agreement, as defined below, requires that cash in excess of $50.0 million be used for prepayment of the Revolving Credit Facility, which prepayments permanently reduce the revolving commitments. Cash provided by operating activities for the three months ended March 31, 2026 was $10.2 million, which included $4.5 million of interest payments. As of March 31, 2026, the Company held cash and cash equivalents of $34.3 million and total debt under the Credit Agreement, of $211.8 million (net of $3.9 million in unamortized debt amendment fees), with a maturity date of December 31, 2027, which is beyond one year from the date that the unaudited condensed consolidated financial statements are issued.
The Company sources, procures and assembles inventory, primarily out of Vietnam, Cambodia, and China. The effects of tariffs imposed in 2025, and the potential imposition of modified or additional tariffs or export controls by other countries, could continue to have an adverse effect on future net sales, margins, profitability and cash flows. The Company anticipates it may face continued supply chain challenges, cost volatility, and consumer and economic uncertainty due to these ongoing changes in global trade policies. To proactively manage the Company’s liquidity, the Company has lowered costs by shifting production to lower-tariff countries and by reducing overhead and capital expenditures. The Company has also continued to benefit from price increases implemented in 2025.

On February 13, 2026, the Company entered into an amendment (the “Fifth Amendment”) with the lenders under the Credit Agreement in effect prior to the Fifth Amendment (the “Prior Credit Agreement”) and JPMorgan Chase Bank, N.A. as administrative agent. The Fifth Amendment, among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026, (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain Financial Covenants for any test period (to the extent required to be tested in such test period and not in two consecutive quarters) if FAH, LLC makes a voluntary permanent prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period, (f) requiring amortization payments on the outstanding revolving loans, with each such amortization payment in respect of the outstanding revolving loans permanently reducing the revolving commitments and (g) requiring quarterly mandatory prepayment of the revolving loans with cash (subject to certain exceptions) and cash equivalents in excess of $50.0 million, with each such prepayment permanently reducing the revolving commitments. Consistent with the Prior Credit Agreement, the Credit Parties are subject to a covenant to hold no less than $10.0 million of Qualified Cash at any time.
As a result of the Fifth Amendment to the Credit Agreement, the Company expects that its existing resources and future cash flows from operations and cash and cash equivalents, will provide it with sufficient liquidity to meet its obligations for at least the next twelve months from the issuance date of these financial statements, including compliance with all covenants under the Credit Agreement. As the Company's financial condition continues to improve as a result of the initiatives referred to above, the Company plans to either amend the Credit Agreement to further extend the maturity, seek alternative financing arrangements prior to the maturity of the debt, or opportunistically pursue other business opportunities or strategic transactions with the assistance of financial advisors. However, there can be no assurance these plans will be completed. If the Company is unable to complete these plans before the end of the fiscal year December 31, 2026, the debt would then be reclassified from a long-term liability to a current liability. If the Credit Agreement is not refinanced before its maturity date of December 31, 2027 on terms that are acceptable to the Company or, if the Company does not successfully enter into a transaction(s) to strengthen its balance sheet and increase its financial flexibility, the Company’s liquidity, results of operations, cash flows and financial condition would be materially adversely impacted.
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
Significant Accounting Policies
Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and are accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $10.9 million and $11.0 million as of March 31, 2026 and December 31, 2025, respectively.

Revenue Recognition and Sales Allowance
Revenue from the sale of the Company’s products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and has not yet filled its obligation for delivery of product. Deferred revenue was $15.0 million and $17.6 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets. The Company expects to recognize revenue under these performance obligations over the next 12 months.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of March 31, 2026, and December 31, 2025, the Company had sales allowance of $37.2 million and $39.8 million, respectively.
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

The Company has evaluated potential goodwill impairment triggering events as of March 31, 2026, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. However, the Company will continue to evaluate for impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment and the need to record a material, non-cash charge in a future period. The Company also expects to assess the recoverability of the carrying value of the identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
A description of the Company’s other significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10–K for the year ended December 31, 2025.

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
Cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents included $15.1 million and $16.6 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, includes the revolving credit facility, term debt, and equipment loans, at March 31, 2026 and December 31, 2025, was approximately $219.9 million and $225.7 million, respectively. The carrying values of the Company’s debt at March 31, 2026 and December 31, 2025, were $215.9 million and $225.3 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.
4. Debt
Debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving Credit Facility	$125,000	$125,000

Term Loan Facility	$90,746	$95,246
Equipment Finance Loan	4,105	5,435
Debt amendment fees	(3,936)	(378)
Total term debt	90,915	100,303
Less: current portion of revolving credit facility and term debt	19,682	23,057
Long-term debt, net	$196,233	$202,246

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
On February 13, 2026, the Credit Agreement Parties entered into an amendment (the "Fifth Amendment") with the lenders under the Credit Agreement in effect prior to the Fifth Amendment (the “Prior Credit Agreement”) and JPMorgan Chase Bank, N.A. as administrative agent. The Fifth Amendment, among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026 and (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain financial covenants for any test period (to the extent required to be tested in such test period) if the Company makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period.
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
The Credit Facilities under the Credit Agreement will mature on December 31, 2027 (the “Maturity Date”). On March 31, 2026, an amortization payment in an amount equal to $4,500,000 was due and paid with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the Revolving Credit Facility will amortize in quarterly installments equal to $375,000 (accompanied with permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date.
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
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of March 31, 2026 and December 31, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement after execution of the Fifth Amendment.
At March 31, 2026 and December 31, 2025, the Credit Agreement Parties had $90.7 million and $95.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $125.0 million of outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at March 31, 2026 are reset every 30 days and can be repaid up until the maturity date. The weighted average rate on outstanding borrowings under the Revolving Credit Facility as of March 31, 2026 and December 31, 2025 was 8.17% and 7.83%, respectively. During quarter-end March 31, 2026, we capitalized $3.9 million of debt amendment fees and expensed $3.6 million of third-party debt amendment fees.

There were no outstanding letters of credit as of March 31, 2026 and December 31, 2025.
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
At March 31, 2026 and December 31, 2025, the Company had $4.1 million and $5.4 million outstanding under the Equipment Finance Loan, respectively.
5. Liabilities under Tax Receivable Agreement
The Company is party to a Tax Receivable Agreement with FAH, LLC and each of the Continuing Equity Owners, and certain transferees of the Continuing Equity Owners have been joined as parties to the Tax Receivable Agreement (the parties entitled to payments under the Tax Receivable Agreement are referred to herein as the “TRA Parties”) that provides for the payment by the Company to the TRA Parties of 85% of the amount of tax benefits, if any, that it realizes, or in some circumstances, is deemed to realize, as a result of (i) future redemptions funded by the Company or exchanges, or deemed exchanges in certain circumstances, of common units of FAH, LLC for Class A common stock of Funko, Inc. or cash, and (ii) certain additional tax benefits attributable to payments made under the Tax Receivable Agreement.

The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. During the three months ended March 31, 2026 and 2025, the Company acquired no and a nominal amount of common units of FAH, LLC, respectively.
The Company estimated a TRA liability for the period ended March 31, 2026 of $249 thousand as utilization of certain portions of the deferred tax assets subject to the TRA were more likely than not to be recognized. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. The estimated gross outstanding balance of the TRA liability was $102.5 million as of March 31, 2026, and December 31, 2025, respectively.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$120	$547
Additional liabilities for exchanges	—	3,156
Adjustment to remeasurement of liabilities	129	(3,156)
Ending balance	$249	$547
6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of March 31, 2026 and December 31, 2025, we had accruals of $30.7 million and $29.6 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff’s counsel a mootness fee of $3.0 million. The parties have submitted the settlement agreement to the Court of Chancery for approval. The Court has scheduled a hearing to determine whether to approve the settlement on July 8, 2026.

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. On August 17, 2023, the Court appointed two lead plaintiffs, and, those lead plaintiffs filed an amended complaint on October 19, 2023. The amended complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023, and seek, among other things, compensatory damages and attorneys' fees and costs. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. On February 4, 2026, the Court of Appeals affirmed in part and reversed in part the District Court’s decision. Specifically, it affirmed the dismissal of all claims based on statements made on earnings calls and presentations to investors, but reversed the dismissal of claims based on certain risk factor disclosures made in the Company’s SEC filings. On April 3, 2026, Defendants filed a petition with the Court of Appeals asking for a rehearing by the same panel or by the Ninth Circuit sitting en banc. That petition remains pending.
On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. In January 2026, the Court granted preliminary approval of the class action settlement. The settlement administrator mailed class notices to the class members in February 2026. On May 1, 2026, the Court granted final approval of the settlement and entered judgment. Payment is due on May 29, 2026.
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. This matter is currently in the early stages of litigation.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because the CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment. There were no changes to the CODM nor the CODM information which is regularly provided and reviewed during the three months ended March 31, 2026.

The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net loss that also is reported on the Company's consolidated statements of operations.
The CODM uses consolidated net loss to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net income (loss) along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the three months ended March 31, 2026, there were no changes to the measures used for finance metrics utilized.
The following table sets forth segment information for revenue, segment net loss and significant expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net sales	$200,919	$190,739
Less:
Product, freight, duties, shipping and other inventoriable costs	81,908	81,193
License and royalty costs	30,184	32,675
Salaries, benefits, incentive and stock compensation	35,704	35,821
Warehouse labor and third-party logistics fees	7,350	10,050
Advertising and marketing	11,509	11,023
Other selling, general and administrative fees	29,124	27,913
Depreciation and amortization	14,774	15,262
Interest and other expense, net	5,340	4,017
Income tax expense	3,153	844
Net loss	$(18,127)	$(28,059)

The following table presents summarized product information (in thousands):

	Three Months Ended March 31,
	2026	2025
Core Collectible	$168,780	$144,479
Loungefly	27,213	35,374
Other	4,926	10,886
	$200,919	$190,739

The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales:
United States	$117,353	$121,909
Europe	68,055	54,205
Other International	15,511	14,625
Total net sales	$200,919	$190,739

	March 31, 2026	December 31, 2025
Long-term assets:
United States	$75,428	$79,773
Europe	11,952	13,086
Other International	31,692	32,253
Total long-lived assets	$119,072	$125,112
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
The Company recorded $3.2 million and $0.8 million of income tax expense for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate for the three months ended March 31, 2026 was (21.1)%. The Company’s effective tax rate is less than the statutory rate of 21% due to the valuation allowance and foreign taxes.
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
Net loss and comprehensive loss are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of March 31, 2026 and December 31, 2025, Funko, Inc. owned 55.8 million and 55.3 million of FAH, LLC common units, respectively, representing a 99.7% and 99.7% economic ownership interest in FAH, LLC, respectively.

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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Funko, Inc.
Equity-based compensation	$2,414	$3,265
10. Loss per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(18,127)	$(28,059)
Less: net loss attributable to non-controlling interests	(52)	(471)
Net loss attributable to Funko, Inc. — basic and diluted	$(18,075)	$(27,588)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	55,424,793	53,529,789
Weighted-average shares of Class A common stock outstanding — diluted	55,424,793	53,529,789
Loss per share of Class A common stock — basic	$(0.33)	$(0.52)
Loss per share of Class A common stock — diluted	$(0.33)	$(0.52)
For the three months ended March 31, 2026 and 2025, an aggregate of 5.1 million and 4.7 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended March 31, 2026 and 2025, anti-dilutive securities included 0.2 million and 1.1 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) (the “2025 10-K”). This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under “Risk Factors” included in this Quarterly Report on Form 10-Q.
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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 42% of our net sales in the three months ended March 31, 2026 generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China, and Cambodia. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political uncertainty, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East, and certain Southeast Asia regions as well as financial instability, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. The Company’s total IEEPA tariffs paid as of the date of this report is approximately $20 million. The ruling did not address potential refunds, and therefore the ultimate availability, timing and amount of any potential refunds of these tariffs is highly uncertain. The federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. This has led and may lead to further continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.
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

	Three Months Ended March 31,
	2026	2025
	(amounts in thousands)
Net sales	$200,919	$190,739
Net loss	$(18,127)	$(28,059)
EBITDA (1)	$4,684	$(8,104)
Adjusted EBITDA (1)	$11,275	$(4,663)
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

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth information comparing the components of net loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Period over Period Change
	2026	2025	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$200,919	$190,739	$10,180	5.3%
Cost of sales (exclusive of depreciation and amortization)	112,092	113,868	(1,776)	(1.6)%
Selling, general, and administrative expenses	83,687	84,807	(1,120)	(1.3)%
Depreciation and amortization	14,774	15,262	(488)	(3.2)%
Total operating expenses	210,553	213,937	(3,384)	(1.6)%
Loss from operations	(9,634)	(23,198)	13,564	(58.5)%
Interest expense, net	4,884	3,849	1,035	26.9%
Other expense, net	456	168	288	171.4%
Loss before income taxes	(14,974)	(27,215)	12,241	(45.0)%
Income tax expense	3,153	844	2,309	273.6%
Net loss	(18,127)	(28,059)	9,932	(35.4)%
Less: net loss attributable to non-controlling interests	(52)	(471)	419	(89.0)%
Net loss attributable to Funko, Inc.	$(18,075)	$(27,588)	$9,513	(34.5)%
Net Sales
Net sales were $200.9 million for the three months ended March 31, 2026, an increase of 5.3%, compared to $190.7 million for the three months ended March 31, 2025. The increase in net sales was due primarily to increased sales of core Pop! products and the impact of price increases that went into effect during the third-quarter of 2025, offset by a decline in sales of Loungefly products.
On a geographical basis, net sales in the United States decreased 3.7% to $117.4 million in the three months ended March 31, 2026 as compared to $121.9 million in the three months ended March 31, 2025. Net sales in Europe increased 25.6% to $68.1 million in the three months ended March 31, 2026 as compared to $54.2 million in the three months ended March 31, 2025. Net sales in other international locations increased 6.1% to $15.5 million in the three months ended March 31, 2026 as compared to $14.6 million in the three months ended March 31, 2025.
On a branded category basis, net sales of the Core Collectible branded category increased 16.8% to $168.8 million in the three months ended March 31, 2026 as compared to $144.5 million in the three months ended March 31, 2025. Loungefly branded category net sales decreased 23.1% to $27.2 million in the three months ended March 31, 2026 as compared to $35.4 million in the three months ended March 31, 2025. Other branded category net sales decreased 54.7% to $4.9 million in the three months ended March 31, 2026 as compared to $10.9 million in the three months ended March 31, 2025.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $112.1 million for the three months ended March 31, 2026, a decrease of 1.6%, compared to $113.9 million for the three months ended March 31, 2025. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of product mix, as discussed above.

Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 44.2% for the three months ended March 31, 2026, compared to 40.3% for the three months ended March 31, 2025. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven primarily by savings in product costs as a result of the product mix sold, price increases, and lower royalty impairment expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $83.7 million for the three months ended March 31, 2026, a decrease of 1.3%, compared to $84.8 million for the three months ended March 31, 2025. The decrease was driven primarily by a $2.1 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), a $1.1 million decrease in facilities and rent, related to decreased usage of third-party logistics sites, partially offset by an increase of $1.6 million in professional fees, primarily related to the third-party debt fees associated with the Fifth Amendment to our Credit Agreement. Selling, general and administrative expenses were 41.7% and 44.5% of net sales for each of the three months ended March 31, 2026 and 2025, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $14.8 million for the three months ended March 31, 2026, a decrease of 3.2%, compared to $15.3 million for the three months ended March 31, 2025, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $4.9 million for the three months ended March 31, 2026, an increase of 26.9%, compared to $3.8 million for the three months ended March 31, 2025. The increase in interest expense, net was due primarily to higher interest rates under our Credit Agreement and higher average balance of debt outstanding during the three months ended March 31, 2026.
Other Expense, Net
Other expense, net was $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Other expense, net for the three months ended March 31, 2026 and 2025 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $3.2 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.
Net Loss
Net loss was $18.1 million for the three months ended March 31, 2026, compared to net loss of $28.1 million for the three months ended March 31, 2025. The 35.4% decrease in net loss was primarily due to the increase in net sales, in addition to the decrease in operating expenses as compared to the three months ended March 31, 2025.

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
By providing these Non-GAAP Financial Measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. The Non-GAAP Financial Measures have limitations as analytical tools, and should not be considered in isolation, or as an alternative to, or a substitute for net loss or other financial statement data presented in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q as indicators of financial performance. Some of the limitations are:
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
The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net loss, for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net loss attributable to Funko, Inc.	$(18,075)	$(27,588)
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	(52)	(471)
Equity-based compensation (2)	2,414	3,265
Foreign currency transaction loss (3)	516	176
Tax receivable agreement liability adjustments (4)	112	—
Third-party debt amendment fees (5)	3,549	—
Income tax expense (6)	5,249	6,788
Adjusted net loss	$(6,287)	$(17,830)
Weighted-average shares of Class A common stock outstanding - basic	55,425	53,530
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	187	1,067
Adjusted weighted-average shares of Class A stock outstanding - diluted	55,612	54,597

Loss per diluted share	$(0.33)	$(0.52)
Adjusted loss per diluted share	$(0.11)	$(0.33)

	Three Months Ended March 31,
	2026	2025
	(amounts in thousands)
Net loss	$(18,127)	$(28,059)
Interest expense, net	4,884	3,849
Income tax expense	3,153	844
Depreciation and amortization	14,774	15,262
EBITDA	$4,684	$(8,104)
Adjustments:
Equity-based compensation (2)	2,414	3,265
Foreign currency transaction loss (3)	516	176
Tax receivable agreement liability adjustments (4)	112	—
Third-party debt amendment fees (5)	3,549	—
Adjusted EBITDA	$11,275	$(4,663)

(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.
(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(4)Represents recognized adjustments to the tax receivable agreement liability.
(5)Represents nonrecurring third-party debt fees paid as part of the Fifth Amendment to the Credit Agreement.
(6)Represents the income tax expense effect of the above adjustments including adding back the valuation allowance to the net loss. This adjustment uses an effective tax rate of 25% for all periods presented.
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
The challenging retail environment, in particular as a result of the tariffs imposed in 2025, and the potential imposition of modified or additional tariffs or export controls by other countries, has adversely impacted and is expected to adversely impact our performance. On February 13, 2026, the Credit Agreement Parties entered into an amendment (the "Fifth Amendment") with the lenders under the Credit Agreement in effect prior to the Fifth Amendment (the "Prior Credit Agreement") and JPMorgan Chase Bank, N.A. as administrative agent. The Fifth Amendment among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio (as defined in the Credit Agreement) covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026, (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of the maximum Net Leverage Ratio, minimum Fixed Charge Coverage Ratio, minimum Qualified Cash (as defined in the Credit Agreement) and minimum Consolidated EBITDA covenants (collectively, the "Financial Covenants") for any test period (to the extent required to be tested in such test period) if FAH, LLC makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period, (f) requiring amortization payments on the outstanding revolving loans, with each such amortization payment in respect of the outstanding revolving loans permanently reducing the revolving commitments and (g) requiring quarterly mandatory prepayment of the revolving loans with cash (subject to certain exceptions) and cash equivalents in excess of $50.0 million, with each such prepayment permanently reducing the revolving commitments. Consistent with the Prior Credit Agreement, the Credit Parties are subject to a covenant to hold no less than $10.0 million of Qualified Cash at any time.

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
Liquidity and Capital Resources
The following table shows summary cash flow information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$10,150	$(22,262)
Net cash used in investing activities	(8,210)	(6,359)
Net cash (used in) provided by financing activities	(9,479)	19,330
Effect of exchange rates on cash and cash equivalents	(314)	570
Net change in cash and cash equivalents	$(7,853)	$(8,721)
Operating Activities. Net cash provided by operating activities was $10.2 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $22.3 million for the three months ended March 31, 2025. Changes in net cash provided by or used in by operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include cash outlays for shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 61 days).
The increase in net cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to changes in working capital that increased net cash used in operating activities by $24.5 million and a decrease in net loss of $9.9 million and changes in depreciation and amortization, equity-based compensation and other, net of $2.1 million. Within working capital, the primary drivers were lower cash outflows from accrued expenses and other current liabilities of $21.4 million, and accrued royalties of $9.1 million, lower cash inflows from accounts receivable of $3.6 million and higher cash outflows from accounts payable of $4.2 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $8.2 million and $6.4 million, respectively, and was primarily related to purchases of tooling and molds used for production of our product lines.

Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility.
For the three months ended March 31, 2026, net cash used in financing activities was $9.5 million, primarily related to payments on the Term Loan Facility and Equipment Finance Loan of $5.8 million and payment for debt issuance costs of $3.6 million. For the three months ended March 31, 2025, net cash provided by financing activities was $19.3 million, primarily related to borrowings on the revolving credit facility of $25.0 million, offset by payments on the Term Loan Facility and Equipment Finance Loan of $5.8 million.
Financial Condition
We cannot assure you that our cash provided by operating activities and cash and cash equivalents will be sufficient to meet our future needs. There is currently no availability under our Revolving Credit Facility. As of March 31, 2026, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement, however, we cannot assure you that we will be able to maintain compliance with the Financial Covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.

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

Credit Facilities
As of March 31, 2026, we had $86.8 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $3.9 million) and $125.0 million outstanding borrowings under our Revolving Credit Facility, leaving $0.0 million of availability under our Revolving Credit Facility.
On March 31, 2026, an amortization payment in an amount equal to $4,500,000 was paid with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility, will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the revolving credit facility will amortize in quarterly installments equal to $375,000 (accompanied by permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to, subject to the proviso at the end of this paragraph, comply with the following Financial Covenants: (i) on a quarterly basis, commencing with the fiscal quarter ending December 31, 2026, a maximum Net Leverage Ratio of 2.50:1.00, (ii) on a quarterly basis, commencing with the fiscal quarter ending September 30, 2026, a minimum Fixed Charge Coverage Ratio of (a) 0.75:1.00 with respect to the fiscal quarter ending September 30, 2026, (b) 0.85:1.00 with respect to the fiscal quarter ending December 31, 2026, (c) 1.00:1.00 with respect to the fiscal quarter ending March 31, 2027, and (d) 1.25:1.00 with respect to the fiscal quarter ending June 30, 2027 and each fiscal quarter thereafter, (iii) at all times, a minimum Qualified Cash covenant of $10.0 million, and (iv) for the six-month period ending June 30, 2026, a minimum Consolidated EBITDA covenant of $15.1 million; provided that if, in any fiscal quarter, FAH, LLC voluntarily prepays, prior to the date on which a compliance certificate is required to be delivered in respect of such fiscal quarter, more than $10.0 million of principal of then-outstanding loans, then all of the applicable Financial Covenants (other than the minimum Qualified Cash covenant), to the extent required to be tested in such fiscal quarter, will be deemed waived for such fiscal quarter (the “Covenant Cure Right”); provided, further, that (x) the Covenant Cure Right is not permitted to be exercised in two (2) consecutive fiscal quarters, and (y) if the Covenant Cure Right is to be exercised in any fiscal quarter, FAH, LLC needs to have complied with the maximum Fixed Charge Coverage Ratio required in respect of the preceding fiscal quarter.
As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement.
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

At-the-Market Sales Agreement
On August 15, 2025, we entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (the “Agent”) relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, from time to time we may offer and sell shares of our Class A common stock having an aggregate gross sales price of up to $40.0 million through or to the Agent, acting as sales agent or principal, pursuant to the prospectus supplement. No sales were made under the Sales Agreement during the three months ended March 31, 2026.
Future Sources and Uses of Liquidity
As of March 31, 2026, we had $34.3 million of cash and cash equivalents and $30.8 million of working capital, compared with $42.1 million of cash and cash equivalents and $46.5 million of working capital as of December 31, 2025. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and any availability under our Revolving Credit Facility, which is currently $0.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect cash flows from operations to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Credit Facilities” in Note 1, “Organization and Operations” and Note 4, “Debt”.
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
Uses
As noted above, our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, debt service and general corporate needs. Except as described above, there have been no material changes to our liquidity and capital commitments as described in our 2025 10-K.
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
We have evaluated potential goodwill impairment triggering events as of March 31, 2026, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. We will continue to evaluate for other-than-temporary impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment. We reassess the recoverability of the carrying value our identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
There have been no significant changes to our critical accounting policies to our disclosure reported in “Critical Accounting Policies and Estimates” in our 2025 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market Risk” in our 2025 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of March 31, 2026, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2025 10-K.
Remediation Efforts to Address the Material Weaknesses
During the first quarter of fiscal 2026, with the oversight of the Audit Committee of the Board of Directors, management has been executing and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. The following activities are ongoing to remediate the remaining material weaknesses:
•We have prepared a remediation plan for each of the material weaknesses and begun training process owners, developing new controls, enhancing existing controls, evaluating process adoption and monitoring results;
•We have engaged third party consultants to advise management in connection with the remediation of the material weaknesses;
•We are in the process of redesigning, enhancing and implementing control activities to address relevant risks at the appropriate level of precision for the order-to-cash business process as well as controls over preparation and review of journal entries at a foreign subsidiary;
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 42% and 36% of our sales for the three months ended March 31, 2026 and 2025, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, Cambodia, and China to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•    the imposition of and changes in tariffs, quotas, taxes or other protectionist measures by any major country or market in which we operate, which could make it significantly more expensive and difficult to import products into that country or market, raise the cost of such products, decrease our sales of such products or decrease our profitability;
•    currency conversion risks and currency fluctuations;
•    limitations on the repatriation of earnings;
•    potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business;
•    political instability, civil unrest, war and economic instability, such as the current situation with Ukraine and Russia or in the Middle East and any impacts on surrounding regions;
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
•    proper payment of customs duties and/or excise taxes;
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

The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. In 2025, the U.S. presidential administration announced tariffs on a broad range of imported goods, including on imports from China, Vietnam, and Cambodia. U.S. tariff impositions against certain exports were followed by retaliatory tariffs on U.S. exports to certain countries. Certain of the products we purchase from manufacturers in China, Vietnam, and Cambodia have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing further as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. Certain tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms.

There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. This has led and may lead to further continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. U.S. tariff impositions against Vietnam, Cambodia, and/or China have had and could continue to have a material adverse effect on our business, results of operations and financial condition.
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
FAH, LLC and certain of its material domestic subsidiaries from time to time (collectively, the "Credit Agreement Parties") are parties to a Credit Agreement dated as of September 17, 2021 (as amended, restated, amended and restated, supplemented, waived or otherwise modified from time to time, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $125.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of March 31, 2026, we had $211.8 million of indebtedness outstanding under our Credit Facilities, consisting of $86.8 million outstanding under our Term Loan Facility (net of unamortized discount of $3.9 million) and $125.0 million outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of March 31, 2026, the Company had $4.1 million outstanding under the Equipment Finance Loan.
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
On February 13, 2026, the Credit Agreement Parties entered into an amendment (the "Fifth Amendment") with the lenders under the Credit Agreement in effect prior to the Fifth Amendment (the "Prior Credit Agreement") and JPMorgan Chase Bank, N.A. as administrative agent. The Fifth Amendment, among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026 and (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain Financial Covenants for any test period (to the extent required to be tested in such test period) if FAH, LLC makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period. See Note 4, “Debt” of the Notes to Consolidated Financial Statements included in this Form 10-Q.
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
There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect, particularly in light of the macroeconomic pressures impacting the global economy and consumer demand. Further, achieving these objectives will require investments that may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we have in the past decided, and may in the future decide, to divest or discontinue certain brands or products, or to streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.

Our success depends, in part, on our ability to successfully manage our inventories.
We regularly face challenges in managing our inventory levels. We must maintain sufficient inventory levels to operate our business successfully, but we must also avoid accumulating excess inventory, which increases working capital needs and lowers gross margin. We obtain substantially all of our inventory from third-party manufacturers located outside the United States and must typically order products well in advance of the time these products will be offered for sale to our customers. As a result, at any given time it is difficult to respond to changes in consumer preferences and market conditions, which, for pop culture products, can change rapidly. If we do not accurately anticipate the popularity of certain products, we may not have sufficient inventory to meet demand. Similarly, when demand or future sales do not reach forecasted levels, it often results and could continue to result in our having excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, all of which could harm our business.

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
We have experienced periods of rapid growth in recent years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in Mexico and the Netherlands. Our success depends in part upon our ability to manage during periods of growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a domestic enterprise resource planning system, warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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

Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership or changes in our financial condition will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 69% and 63% of our sales for the three months ended March 31, 2026 and 2025, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm, Marvel, and Fox, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 27% and 32% of our sales for the three months ended March 31, 2026 and 2025, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.
Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. Based on historical experience and our estimates of the costs we expect to incur, as of March 31, 2026, we had an accrual of $30.7 million on our balance sheet related to ongoing and future royalty audits. There can be no assurance that actual costs resulting from royalty audits will be in-line with the accruals. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 35% and 30% of our sales for the three months ended March 31, 2026 and 2025, respectively.
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
For example, our former Chief Executive Officer, Brian Mariotti and other former Funko executives, have created a collectible products company that launched with certain products that compete with our offerings. Mr. Mariotti may rely on licensing, supplier, marketing and other relationships he established while at Funko to produce, market and sell his products. He may be able to sell competing products for higher margins or at lower cost, and he may divert demand for our products, particularly from our customers who are collectors, all of which may adversely affect our sales and profitability in the future.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the three months ended March 31, 2026 and 2025, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 44.2% and 40.3%, respectively. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Our license agreements often require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. When a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of March 31, 2026 and December 31, 2025, we recorded reserves of $1.0 million and $0.8 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.

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
Our intellectual property is a valuable asset of our business. As of March 31, 2026, we owned approximately 107 registered U.S. trademarks, 349 registered international trademarks, 5 pending U.S. trademark applications and 20 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
We use third-party manufacturers to manufacture all of our products and have historically concentrated production with a small number of manufacturers and factories. As a result, the loss or unavailability of one of our manufacturers or one of the factories in which our products are produced, even on a temporary basis, could have a materially negative impact on our business, financial condition and results of operations. This risk is exacerbated by the fact that we do not have written contracts reserving capacity or providing loss contingencies with certain of our manufacturers. While we believe certain of our external sources of manufacturing can be shifted to alternative sources of supply, we would require significant planning to make such a shift. Because we believe our products represent a significant percentage of the total capacity of each factory in which they are produced, such a shift may require us to establish relationships with new manufacturers, which we may not be able to do on a timely basis, on similar terms, or at all. We may also be required to seek out additional manufacturers in response to increased demand for our products, as our current manufacturers may not have the capacity to increase production. If we were prevented from or delayed in obtaining a material portion of the products produced by our manufacturers, or if we were required to shift manufacturers (assuming we would be able to do so), our sales and profitability could be significantly reduced.
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
Additionally, the third-party manufacturers that produce or assemble most of our products are located in Vietnam, China, and Cambodia. As a result, we are subject to various risks resulting from our international operations. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”

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
Our corporate headquarters are currently located in Everett, Washington and our primary distribution warehouse is located in Buckeye, Arizona. We also have additional warehouse facilities and/or offices located in Coventry, England; London, England; Burbank, California; and San Diego, California. In addition, the factories that produce most of our products are located in Vietnam, Cambodia, and China. As a result, our business may be more susceptible to adverse conditions in these regions than the operations of more geographically diverse competitors. Such conditions could include, among others, adverse economic and labor conditions, as well as demographic trends. Furthermore, Buckeye is the location from which most of the products we sell are received, stored and shipped to our customers. We depend heavily on ocean container delivery to receive products from our third-party manufacturers located in Asia and contracted third-party delivery service providers to deliver our products to our distribution facilities. Any disruption to or failures in these delivery services, at our headquarters or at our warehouse facilities, whether as a result of extreme or severe weather conditions, natural disasters, labor unrest or otherwise, affecting western Washington or Arizona in particular, or the West Coast in general, or in other areas in which we operate, could significantly disrupt our operations, damage or destroy our equipment and inventory and cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Sales through our websites have grown in recent periods. Though sales through our websites generally have higher profit margins and provide us useful insight on the sales impact of certain of our marketing campaigns, further development of our e-commerce business also subjects us to a number of risks. Our online sales may negatively impact our relationships with our retail customers and distributors if they perceive that we are competing with them. In addition, online commerce is subject to increasing regulation by states, the federal government and various foreign jurisdictions. Compliance with these laws will increase our costs of doing business, and our failure to comply with these laws could also subject us to potential fines, claims for damages and other remedies, any of which would have an adverse effect on our business, financial condition and results of operations.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff's counsel a mootness fee of $3.0 million. The parties have submitted the settlement agreement to the Court of Chancery for approval. The Court has scheduled a hearing to determine whether to approve the settlement on July 8, 2026.

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. On August 17, 2023, the Court appointed two lead plaintiffs, and those plaintiffs filed an amended complaint on October 19, 2023. The amended complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023, and seek, among other things, compensatory damages and attorneys' fees and costs. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. On February 4, 2026, the Court of Appeals affirmed in part and reversed in part the District Court's decision. Specifically, it affirmed the dismissal of all claims based on statements made on earnings calls and presentations to investors, but reversed the dismissal of claims based on certain risk factor disclosures made in the Company's SEC filings. On April 3, 2026, Defendants filed a petition with the Court of Appeals asking for a rehearing by the same panel or by the Ninth Circuit sitting en banc. That petition remains pending.
On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. In January 2026, the Court granted preliminary approval of the class action settlement. The settlement administrator mailed class notices to the class members in February 2026. On May 1, 2026, the Court granted final approval of the settlement and entered judgment. Payment is due on May 29, 2026.
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. This matter is currently in the early stages of litigation.
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

Additionally, the Continuing Equity Owners who, as of May 5, 2026, collectively hold approximately 0.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 55,829,937 common units of FAH, LLC as of March 31, 2026, representing approximately 99.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
As of May 5, 2026, we had an aggregate of 144,160,416 shares of Class A common stock authorized but unissued, as well as approximately 186,797 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.

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
We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of March 31, 2026, 1,310,199 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,374,386 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees and 750,000 shares of Class A common stock underlying performance stock units we granted to certain of our executive officers. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of March 31, 2026, we had granted 2,416,104 shares of Class A common stock underlying stock options, 6,394,417 shares of Class A common stock underlying restricted stock units and 18,057 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under our 2024 Inducement Award Plan and in March 2026, we amended the 2024 Inducement Award Plan to provide for an additional 1,000,000 shares of Class A common stock issuable under the plan. As of March 31, 2026, we had granted 1,256,805 shares of Class A common stock underlying restricted stock units to certain executive officers under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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

We have identified material weaknesses in our internal control over financial reporting, as discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q and our independent registered public accounting firm was not able to render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting in our 2025 10-K. In addition to taking remediation measures in response to the material weaknesses we identified, we may need to expend additional resources and provide additional management oversight in order to establish effective disclosure controls and procedures and internal control over financial reporting. Implementing any appropriate changes to our internal controls may require specific compliance training of our employees, entail substantial costs, take a significant period of time to complete or divert management’s attention from other business concerns. The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions. In addition, as a result of our current material weaknesses or future material weaknesses in our internal control over financial reporting, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities, a loss of public and investor confidence, and litigation from investors and stockholders, any of which could have a material adverse effect on our business and our stock price. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could also diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
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
c)    Securities Trading Arrangements of Directors and Section 16 Officers.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “ non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023

10.1 †	Amendment No. 5, dated as of February 13, 2026, to Credit Agreement by and among Funko Acquisition Holdings, L.L.C., the subsidiary borrowers party thereto, the consenting lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-38274	10.1	2/13/2026

10.2	Letter Agreement, dated March 4, 2026, by and between Funko UK, Ltd, Funko, Inc. and Andrew Oddie.	8-K	001-38274	10.1	3/6/2026

10.3	Amendment No. 1 to Funko, Inc. 2024 Inducement Award Plan.	10-K	001-38274	10.43	3/12/2026

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith
† Portions of the exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information (i) is not material and (ii) is treated as confidential by the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: May 7, 2026	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)