Form 10-Q
period 2026-06-30
Funko, Inc.
filed 2026-08-06
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2026, the registrant had 55,995,766 shares of Class A common stock, $0.0001 par value per share, and 91,276 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$207,719	$193,469	$408,638	$384,208
Cost of sales (exclusive of depreciation and amortization)	90,090	131,429	202,182	245,297
Selling, general, and administrative expenses	79,723	82,259	163,410	167,066
Depreciation and amortization	15,767	14,528	30,541	29,790
Total operating expenses	185,580	228,216	396,133	442,153
Income (loss) from operations	22,139	(34,747)	12,505	(57,945)
Interest expense, net	5,198	4,522	10,082	8,371
Other expense, net	480	887	936	1,055
Income (loss) before income taxes	16,461	(40,156)	1,487	(67,371)
Income tax expense	1,016	848	4,169	1,692
Net income (loss)	15,445	(41,004)	(2,682)	(69,063)
Less: net income (loss) attributable to non-controlling interests	61	(514)	9	(985)
Net income (loss) attributable to Funko, Inc.	$15,384	$(40,490)	$(2,691)	$(68,078)
Income (loss) per share of Class A common stock:
Basic	$0.28	$(0.74)	$(0.05)	$(1.26)
Diluted	$0.27	$(0.74)	$(0.05)	$(1.26)
Weighted average shares of Class A common stock outstanding:
Basic	55,860	54,362	55,644	53,948
Diluted	57,461	54,362	55,644	53,948
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$15,445	$(41,004)	$(2,682)	$(69,063)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	396	5,708	(620)	8,218
Comprehensive income (loss)	15,841	(35,296)	(3,302)	(60,845)
Less: Comprehensive income (loss) attributable to non-controlling interests	62	(436)	7	(880)
Comprehensive income (loss) attributable to Funko, Inc.	$15,779	$(34,860)	$(3,309)	$(59,965)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$40,713	$42,148
Accounts receivable, net	93,561	117,018
Inventories	88,800	83,136
Prepaid expenses and other current assets	51,540	48,094
Total current assets	274,614	290,396
Property and equipment, net	64,498	68,679
Operating lease right-of-use assets, net	41,671	46,928
Goodwill	133,848	133,900
Intangible assets, net	127,925	135,826
Other assets	11,191	9,505
Total assets	$653,747	$685,234
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$1,500	$1,125
Current portion of term debt	16,939	21,932
Current portion of operating lease liabilities	16,989	18,792
Accounts payable	58,206	64,748
Accrued royalties	54,712	59,821
Accrued expenses and other current liabilities	87,583	77,499
Total current liabilities	235,929	243,917
Long-term debt	182,659	202,246
Operating lease liabilities	43,273	48,680
Other long-term liabilities	3,867	4,261

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 55,989 and 55,327 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 91 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	362,526	357,330
Accumulated other comprehensive income	4,003	4,621
Accumulated deficit	(178,833)	(176,142)
Total stockholders’ equity attributable to Funko, Inc.	187,701	185,814
Non-controlling interests	318	316
Total stockholders’ equity	188,019	186,130
Total liabilities and stockholders’ equity	$653,747	$685,234
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating Activities
Net loss	$(2,682)	$(69,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,541	29,790
Equity-based compensation	5,196	6,377
Other, net	1,133	1,301
Changes in operating assets and liabilities:
Accounts receivable, net	23,318	24,572
Inventories	(6,160)	(5,761)
Prepaid expenses and other assets	2,499	5,529
Accounts payable	(5,992)	3,207
Accrued royalties	(5,109)	(14,967)
Accrued expenses and other liabilities	(19,114)	(25,427)
Net cash provided by (used in) operating activities	23,630	(44,442)

Investing Activities
Purchases of property and equipment	(18,954)	(16,211)
Other, net	—	970
Net cash used in investing activities	(18,954)	(15,241)

Financing Activities
Borrowings on revolving credit facility	—	85,000
Debt amendment costs	(3,648)	—
Payments of term debt	(21,303)	(11,530)
Proceeds from sale of tariff receivable	19,248	—
Payments under tax receivable agreement	(249)	—
Other, net	179	193
Net cash (used in) provided by financing activities	(5,773)	73,663

Effect of exchange rates on cash and cash equivalents	(338)	516

Net change in cash and cash equivalents	(1,435)	14,496
Cash and cash equivalents at beginning of period	42,148	34,655
Cash and cash equivalents at end of period	$40,713	$49,151
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended March 31, 2026	55,830	$6	91	$—	$359,744	$3,608	$(194,217)	$259	$169,400
Distribution to continuing equity owners	—	—	—	—	—	—	—	(3)	(3)
Equity-based compensation	—	—	—	—	2,782	—	—	—	2,782
Activity under equity-based compensation plans	159	(1)	—	—	—	—	—	—	(1)
Cumulative translation adjustment	—	—	—	—	—	395	—	1	396
Net income	—	—	—	—	—	—	15,384	61	15,445
Period ended June 30, 2026	55,989	$5	91	$—	$362,526	$4,003	$(178,833)	$318	$188,019

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended March 31, 2025	54,252	$5	648	$—	$348,358	$807	$(136,370)	$1,355	$214,155
Distribution to continuing equity owners	—	—	—	—	—	—	—	(11)	(11)
Equity-based compensation	—	—	—	—	3,112	—	—	—	3,112
Activity under equity-based compensation plans	278	—	—	—	117	—	—	—	117
Cumulative translation adjustment	—	—	—	—	—	5,630	—	78	5,708
Net loss	—	—	—	—	—	—	(40,490)	(514)	(41,004)
Period ended June 30, 2025	54,530	$5	648	$—	$351,587	$6,437	$(176,860)	$908	$182,077
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2025	55,327	$5	91	$—	$357,330	$4,621	$(176,142)	$316	$186,130
Distribution to continuing equity owners	—	—	—	—	—	—	—	(5)	(5)
Equity-based compensation	—	—	—	—	5,196	—	—	—	5,196
Activity under equity-based compensation plans	662	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(618)	—	(2)	(620)
Net loss	—	—	—	—	—	—	(2,691)	9	(2,682)
Period ended June 30, 2026	55,989	$5	91	$—	$362,526	$4,003	$(178,833)	$318	$188,019

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distribution to continuing equity owners	—	—	—	—	—	—	—	(35)	(35)
Equity-based compensation	—	—	—	—	6,377	—	—	—	6,377
Activity under equity-based compensation plans	781	—	—	—	227	—	—	—	227
Cumulative translation adjustment	—	—	—	—	—	8,113	—	105	8,218
Redemption of common units of FAH, LLC	782	—	(782)	—	1,511	—	—	(1,511)	—
Net loss	—	—	—	—	—	—	(68,078)	(985)	(69,063)
Period ended June 30, 2025	54,530	$5	648	$—	$351,587	$6,437	$(176,860)	$908	$182,077
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
Liquidity
During the three and six months ended June 30, 2026, the Company recorded net income of $15.4 million, and net loss of $2.7 million, respectively, in addition to having recurring net losses of $67.4 million, $14.7 million, and $154.1 million for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Net income (loss) for the three and six months ended June 30, 2026, is inclusive of a $25.4 million pre-tax benefit to cost of sales related to the recovery of International Emergency Economic Powers Act ("IEEPA") tariffs paid or accrued. Refer to Note 2 for additional information. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company's Revolving Credit Facility, as defined below, and the amended Credit Agreement, as defined below, requires that cash in excess of $50.0 million be used for prepayment of the Revolving Credit Facility, which prepayments permanently reduce the revolving commitments. Cash provided by operating activities for the six months ended June 30, 2026 was $23.6 million, which included $9.0 million of interest payments. As of June 30, 2026, the Company held cash and cash equivalents of $40.7 million, which is inclusive of proceeds from the sale of substantially all of the Company’s tariff refund receivables of $19.2 million less a repayment made on the long-term balance of the Term Loan Facility of $9.6 million (refer to Note 2 for additional information) with the remaining amount used to fund ongoing operations. Total debt under the Credit Agreement is $198.3 million (net of $3.3 million in unamortized debt amendment fees) with a maturity date of December 31, 2027, which is beyond one year from the date that the unaudited condensed consolidated financial statements are issued.

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
Significant Accounting Policies
Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and are accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $11.9 million and $11.0 million as of June 30, 2026 and December 31, 2025, respectively.
Revenue Recognition and Sales Allowance
Revenue from the sale of the Company’s products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and has not yet filled its obligation for delivery of product. Deferred revenue was $15.5 million and $17.6 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets. The Company expects to recognize revenue under these performance obligations over the next 12 months.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of June 30, 2026 and December 31, 2025, the Company had sales allowance of $29.6 million and $39.8 million, respectively.
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
The Company has evaluated potential goodwill impairment triggering events as of June 30, 2026, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. However, the Company will continue to evaluate for impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment and the need to record a material, non-cash charge in a future period. The Company also expects to assess the recoverability of the carrying value of the identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
A description of the Company’s other significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025.
IEEPA Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under IEEPA on goods imported into the U.S. were unauthorized. During the second quarter of 2026, management deemed the recovery of IEEPA tariffs paid to be probable. Accordingly, the Company recognized a benefit of $25.4 million in cost of sales (exclusive of depreciation and amortization) within the condensed consolidated statements of operations for the recovery of IEEPA tariffs paid or accrued with the applicable corresponding receivable for tariffs paid of $22.1 million reflected in prepaid expenses and other current assets. In addition, during the second quarter of 2026, the Company executed a participatory sale of $22.1 million in tariff claims for $19.2 million. This resulted in the recognition of a liability within accrued expenses and other current liabilities. The Company will continue to monitor developments pertaining to the import and export policies of the U.S. and other countries, as well as those pertaining to tariff refunds and litigation, that could impact the Company’s financial position, results of operations and cash flows.
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
Cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents included $14.9 million and $16.6 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, including the revolving credit facility, term debt, and equipment loans, at June 30, 2026 and December 31, 2025, was approximately $204.4 million and $225.7 million, respectively. The carrying values of the Company’s debt at June 30, 2026 and December 31, 2025, were $201.1 million and $225.3 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.
4. Debt
Debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving Credit Facility	124,625	125,000

Term Loan Facility	$76,981	$95,246
Equipment Finance Loan	2,756	5,435
Debt issuance costs	(3,264)	(378)
Total term debt	76,473	100,303
Less: current portion	18,439	23,057
Long-term debt, net	$182,659	$202,246

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
The Credit Facilities under the Credit Agreement will mature on December 31, 2027 (the “Maturity Date”). On March 31, 2026, an amortization payment in an amount equal to $4,500,000 was due and paid with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the Revolving Credit Facility will amortize in quarterly installments equal to $375,000 (accompanied with permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date. On June 30, 2026, the Company paid the required quarterly installment of $4,500,000, allocated between the debt facilities in accordance with the Credit Agreement.
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
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of June 30, 2026 and December 31, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement after execution of the Fifth Amendment.
At June 30, 2026 and December 31, 2025, the Credit Agreement Parties had $77.0 million and $95.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $124.6 million and $125.0 million of outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at June 30, 2026 are reset every 30 days and can be repaid up until the maturity date. The weighted average rate on outstanding borrowings under the Revolving Credit Facility as of June 30, 2026 and December 31, 2025 was 8.15% and 7.83%, respectively. During the six months ended June 30, 2026, the Company capitalized $3.9 million of debt amendment fees and expensed $3.6 million of third-party debt amendment fees.
There were no outstanding letters of credit as of June 30, 2026 and December 31, 2025.
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
At June 30, 2026 and December 31, 2025, the Company had $2.8 million and $5.4 million outstanding under the Equipment Finance Loan, respectively.

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
The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. There were no common units of FAH, LLC acquired during the six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company acquired no and a nominal amount of common units of FAH, LLC, respectively.
During the three months ended June 30, 2026, the Company paid $249,000 to the TRA Parties in respect of the certified tax year 2024 payment under the Tax Receivable Agreement. The remaining recorded TRA liability as of June 30, 2026 was not material. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. The estimated gross outstanding balance of the TRA liability was $102.4 million and $102.5 million as of June 30, 2026 and December 31, 2025, respectively.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$249	$547	$120	$547
Additional liabilities for exchanges	—	—	—	3,156
Adjustment to remeasurement of liabilities	—	—	129	(3,156)
Payments under tax receivable agreement	(249)	—	(249)	—
Ending balance	$—	$547	$—	$547

6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of June 30, 2026 and December 31, 2025, we had accruals of $34.1 million and $29.6 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.
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
During the second quarter of 2026, the Company entered into a lease agreement for a new office facility in Burbank, California. The landlord is expected to deliver possession of the premises on or before January 1, 2027, at which time the Company will commence a 10-month beneficial occupancy period during which it may occupy the premises while fixed rent and standard operating expenses are abated. The lease commencement date will occur upon expiration of the beneficial occupancy period, at which time the lease's 129-month non-cancellable term will begin. Because the lease had not commenced as of the reporting date, no right-of-use asset or lease liability has been recognized. Upon lease commencement, the Company expects to recognize a material operating lease right-of-use asset and corresponding lease liability. Total fixed rent commitments under the lease are approximately $31 million over the non-cancellable lease term.

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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff’s counsel a mootness fee of $3.0 million. The Court preliminarily approved the settlement of $8.4 million and the settlement was paid prior to the end of the second quarter directly by the Company’s applicable insurers. The Court approved the final settlement on July 8, 2026.

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
On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. In January 2026, the Court granted preliminary approval of the class action settlement. The settlement administrator mailed class notices to the class members in February 2026. On May 1, 2026, the Court granted final approval of the settlement and entered judgment. Payment of the settlement was made in May 2026.
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. On July 15, 2026, the parties jointly requested that the Court stay the Marconi matter pending final resolution of Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. The parties’ request remains pending.
On May 8, 2026, plaintiffs Peter Dirksen, Aviva Copaken, and Steven Beltran filed a putative class action complaint against the Company in the United States District Court for the Western District of Washington. The complaint asserts nine causes of action relating to alleged invasions of privacy, wiretapping, violations of consumer protection laws, fraud, and unjust enrichment. Plaintiffs seek injunctive and declaratory relief, statutory damages, actual damages, restitution, and attorneys’ fees and costs.

The Company filed a motion to dismiss the complaint on July 17, 2026, asserting lack of standing, application of improper law, and failure to state a claim upon which relief may be granted. Concurrently, the Company also filed a motion to compel arbitration with respect to one of the plaintiffs. The motions are scheduled to be heard by the court in September 2026. The Company intends to defend itself vigorously against the allegations, however, there can be no assurances as to the outcome.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because the CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment. There were no changes to the CODM nor the CODM information which is regularly provided and reviewed during the three months ended June 30, 2026.
The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net loss that also is reported on the Company's consolidated statements of operations.
The CODM uses consolidated net loss to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net loss along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the three and six months ended June 30, 2026, there were no changes to the measures used for finance metrics utilized.

The following table sets forth segment information for revenue, segment net loss and significant expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$207,719	$193,469	$408,638	$384,208
Less:
Product, freight, duties, shipping and other inventoriable costs	53,281	95,469	135,189	176,662
License and royalty costs	36,809	35,960	66,993	68,635
Salaries, benefits, incentive and stock compensation	36,505	39,695	72,209	75,516
Warehouse labor and third-party logistics fees	7,078	7,899	14,428	17,949
Advertising and marketing	10,399	8,610	21,908	19,633
Other selling, general and administrative fees	25,741	26,055	54,865	53,968
Depreciation and amortization	15,767	14,528	30,541	29,790
Interest and other expense, net	5,678	5,409	11,018	9,426
Income tax expense	1,016	848	4,169	1,692
Net income (loss)	$15,445	$(41,004)	$(2,682)	$(69,063)

The following table presents summarized product information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Core Collectible	$171,641	$157,477	$340,421	$301,956
Loungefly	31,302	31,847	58,515	67,221
Other	4,776	4,145	9,702	15,031
	$207,719	$193,469	$408,638	$384,208

The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
United States	$121,845	$117,874	$239,198	$234,194
Europe	68,976	57,784	137,031	117,914
Other International	16,898	17,811	32,409	32,100
Total net sales	$207,719	$193,469	$408,638	$384,208

	June 30, 2026	December 31, 2025
Long-term assets:
United States	$72,985	$79,773
Europe	12,545	13,086
Other International	31,830	32,253
Total long-lived assets	$117,360	$125,112
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
The Company recorded $1.0 million and $4.2 million of income tax expense for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.7 million of income tax expense for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate for the six months ended June 30, 2026 was 280.4%, compared to (2.5)% for the six months ended June 30, 2025. The 2026 rate differs from the U.S. federal statutory rate of 21% primarily because the income tax provision consists principally of current foreign income taxes in profitable jurisdictions (primarily the United Kingdom) and state taxes, while no U.S. federal tax expense or benefit was recognized. The Company projects a U.S. tax loss for the year and maintains a full valuation allowance against its U.S. deferred tax assets. The magnitude of the rate reflects near-breakeven consolidated pre-tax income for the period relative to those foreign and state taxes and is not indicative of an annual rate. The prior-year rate was below the statutory rate for the same reasons applied to a consolidated pre-tax loss.
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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of June 30, 2026 and December 31, 2025, Funko, Inc. owned 56.0 million and 55.3 million of FAH, LLC common units, respectively, representing a 99.7% and 99.7% economic ownership interest in FAH, LLC, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Funko, Inc.
Equity-based compensation	$2,782	$3,112	$5,196	$6,377
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$15,445	$(41,004)	$(2,682)	$(69,063)
Less: net income (loss) attributable to non-controlling interests	61	(514)	9	(985)
Net income (loss) attributable to Funko, Inc. — basic and diluted	$15,384	$(40,490)	$(2,691)	$(68,078)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	55,859,890	54,362,341	55,643,544	53,948,365
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	186,797	—	—	—
Add: Dilutive Funko, Inc. equity compensation awards	1,413,846	—	—	—
Weighted-average shares of Class A common stock outstanding — diluted	57,460,533	54,362,341	55,643,544	53,948,365
Earnings (loss) per share of Class A common stock — basic	$0.28	$(0.74)	$(0.05)	$(1.26)
Earnings (loss) per share of Class A common stock — diluted	$0.27	$(0.74)	$(0.05)	$(1.26)
For the three months ended June 30, 2026 and 2025, an aggregate of 3.8 million and 7.0 million, respectively, and for the six months ended June 30, 2026 and 2025, an aggregate of 5.3 million and 5.9 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended June 30, 2026 and 2025, anti-dilutive securities included 0.0 million and 0.7 million, respectively, and for the six months ended June 30, 2026 and 2025, anti-dilutive securities included 0.2 million and 0.9 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
Shares of the Company’s Class B common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
11. Subsequent Events
Subsequent to June 30, 2026, U.S. Customs and Border Protection remitted approximately $6.3 million related to previously filed tariff refund claims. The related tariff refund receivables had been sold to a financial institution prior to June 30, 2026. Accordingly, the cash receipts were applied in accordance with the terms of the receivables sale arrangement and did not result in additional revenue, gains, or operating cash flows for the Company.

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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 41% of our net sales in the six months ended June 30, 2026 generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China and Cambodia. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political uncertainty, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East, and certain Southeast Asia regions as well as financial instability, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under IEEPA on goods imported into the U.S. were unauthorized. The Company’s total IEEPA tariffs paid as of the date of this report is approximately $20 million. In March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA. During the quarter ended June 30, 2026, we applied for the refund of invalidated tariffs we paid under IEEPA and executed a participatory sale of $22.1 million in tariff claims for $19.2 million. Half of the proceeds from the sale were used to pay down our Term Loan Facility.
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
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have negotiated additional discounting for sell-through or canceled their orders. Moreover, tariffs on imports have adversely impacted and may in the future adversely impact our costs, and we have raised prices for certain of our products. This has had an impact across our brands and geographies of reducing our net sales, gross margin and net income. Additionally, tariffs could impact consumer discretionary spending in future periods. We have strategically adjusted our inventory buy-in to focus on non-exclusive core products in order to help mitigate this impact.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(amounts in thousands)
Net sales	$207,719	$193,469	$408,638	$384,208
Net income (loss)	$15,445	$(41,004)	$(2,682)	$(69,063)
EBITDA (1)	$37,426	$(21,106)	$42,110	$(29,210)
Adjusted EBITDA (1)	$40,902	$(16,531)	$52,177	$(21,194)
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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth information comparing the components of net income (loss) for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Period over Period Change
	2026	2025	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$207,719	$193,469	$14,250	7.4%
Cost of sales (exclusive of depreciation and amortization)	90,090	131,429	(41,339)	(31.5)%
Selling, general, and administrative expenses	79,723	82,259	(2,536)	(3.1)%
Depreciation and amortization	15,767	14,528	1,239	8.5%
Total operating expenses	185,580	228,216	(42,636)	(18.7)%
Income (loss) from operations	22,139	(34,747)	56,886	(163.7)%
Interest expense, net	5,198	4,522	676	14.9%
Other expense, net	480	887	(407)	(45.9)%
Income (loss) before income taxes	16,461	(40,156)	56,617	(141.0)%
Income tax expense	1,016	848	168	19.8%
Net income (loss)	15,445	(41,004)	56,449	(137.7)%
Less: net income (loss) attributable to non-controlling interests	61	(514)	575	(111.9)%
Net income (loss) attributable to Funko, Inc.	$15,384	$(40,490)	$55,874	(138.0)%
Net Sales
Net sales were $207.7 million for the three months ended June 30, 2026, an increase of 7.4%, compared to $193.5 million for the three months ended June 30, 2025. The increase in net sales was due primarily to increased sales of core Pop! products and the impact of price increases that went into effect during the third-quarter of 2025.
On a geographical basis, net sales in the United States increased 3.4% to $121.8 million in the three months ended June 30, 2026 as compared to $117.9 million in the three months ended June 30, 2025. Net sales in Europe increased 19.4% to $69.0 million in the three months ended June 30, 2026 as compared to $57.8 million in the three months ended June 30, 2025. Net sales in other international locations decreased 5.1% to $16.9 million in the three months ended June 30, 2026 as compared to $17.8 million in the three months ended June 30, 2025.
On a branded category basis, net sales of the Core Collectible branded category increased 9.0% to $171.6 million in the three months ended June 30, 2026 as compared to $157.5 million in the three months ended June 30, 2025. Loungefly branded category net sales decreased 1.7% to $31.3 million in the three months ended June 30, 2026 as compared to $31.8 million in the three months ended June 30, 2025. Other branded category net sales increased 15.2% to $4.8 million in the three months ended June 30, 2026 as compared to $4.1 million in the three months ended June 30, 2025.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $90.1 million for the three months ended June 30, 2026, a decrease of 31.5%, compared to $131.4 million for the three months ended June 30, 2025. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of product mix, as discussed above. In addition, cost of sales for the three months ended June 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 56.6% for the three months ended June 30, 2026, compared to 32.1% for the three months ended June 30, 2025. The increase in gross margin (exclusive of depreciation and amortization) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was driven primarily by savings in product costs as a result of the product mix sold, price increases, and lower royalty impairment expense. In addition, gross margin for the three months ended June 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $79.7 million for the three months ended June 30, 2026, a decrease of 3.1%, compared to $82.3 million for the three months ended June 30, 2025. The decrease was driven primarily by a $4.0 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), partially offset by an increase in advertising and marketing fees of $1.8 million. Selling, general and administrative expenses were 38.4% and 42.5% of net sales for each of the three months ended June 30, 2026 and 2025, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $15.8 million for the three months ended June 30, 2026, an increase of 8.5%, compared to $14.5 million for the three months ended June 30, 2025, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $5.2 million for the three months ended June 30, 2026, an increase of 14.9%, compared to $4.5 million for the three months ended June 30, 2025. The increase in interest expense, net was due primarily to higher interest rates under our Credit Agreement and higher average balance of debt outstanding during the three months ended June 30, 2026.
Other Expense, Net
Other expense, net was $0.5 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. Other expense, net for the three months ended June 30, 2026 and 2025 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $1.0 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.

Net Income (loss)
Net income was $15.4 million for the three months ended June 30, 2026, compared to net loss of $41.0 million for the three months ended 2025. The increase in net income was primarily due to the increase in net sales, in addition to the decrease in operating expenses as compared to the three months ended June 30, 2025. In addition, net income for the three months ended June 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth information comparing the components of net loss for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Period over Period Change
	2026	2025	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$408,638	$384,208	$24,430	6.4%
Cost of sales (exclusive of depreciation and amortization)	202,182	245,297	(43,115)	(17.6)%
Selling, general, and administrative expenses	163,410	167,066	(3,656)	(2.2)%
Depreciation and amortization	30,541	29,790	751	2.5%
Total operating expenses	396,133	442,153	(46,020)	(10.4)%
Income (loss) from operations	12,505	(57,945)	70,450	(121.6)%
Interest expense, net	10,082	8,371	1,711	20.4%
Other expense, net	936	1,055	(119)	(11.3)%
Income (loss) before income taxes	1,487	(67,371)	68,858	(102.2)%
Income tax expense	4,169	1,692	2,477	146.4%
Net loss	(2,682)	(69,063)	66,381	(96.1)%
Less: net income (loss) attributable to non-controlling interests	9	(985)	994	(100.9)%
Net loss attributable to Funko, Inc.	$(2,691)	$(68,078)	$65,387	(96.0)%
Net Sales
Net sales were $408.6 million for the six months ended June 30, 2026, an increase of 6.4%, compared to $384.2 million for the six months ended June 30, 2025. The increase in net sales was due primarily to increased sales of core Pop! products and the impact of price increases that went into effect during the third-quarter of 2025, partially offset by a decline in sales of Loungefly products.
On a geographical basis, net sales in the United States increased 2.1% to $239.2 million in the six months ended June 30, 2026 as compared to $234.2 million in the six months ended June 30, 2025. Net sales in Europe increased 16.2% to $137.0 million in the six months ended June 30, 2026 as compared to $117.9 million in the six months ended June 30, 2025. Net sales in other international locations increased 1.0% to $32.4 million in the six months ended June 30, 2026 as compared to $32.1 million in the six months ended June 30, 2025.

On a branded category basis, net sales of the Core Collectible branded category increased 12.7% to $340.4 million in the six months ended June 30, 2026 as compared to $302.0 million in the six months ended June 30, 2025. Loungefly branded category net sales decreased 13.0% to $58.5 million in the six months ended June 30, 2026 as compared to $67.2 million in the six months ended June 30, 2025. Other branded category net sales decreased 35.5% to $9.7 million in the six months ended June 30, 2026 as compared to $15.0 million in the six months ended June 30, 2025.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $202.2 million for the six months ended June 30, 2026, a decrease of 17.6%, compared to $245.3 million for the six months ended June 30, 2025. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of product mix, as discussed above. In addition, cost of sales for the six months ended June 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 50.5% for the six months ended June 30, 2026, compared to 36.2% for the six months ended June 30, 2025. The increase in gross margin (exclusive of depreciation and amortization) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven primarily by savings in product costs as a result of the product mix sold, price increases, and lower royalty impairment expense. In addition, gross margin for the six months ended June 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $163.4 million for the six months ended June 30, 2026, a decrease of 2.2%, compared to $167.1 million for the six months ended June 30, 2025. The decrease was driven primarily by a $6.1 million decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation), partially offset by an increase of $1.0 million in professional fees, primarily related to the third-party debt fees associated with the Fifth Amendment to our Credit Agreement. Selling, general and administrative expenses were 40.0% and 43.5% of net sales for each of the six months ended June 30, 2026 and 2025, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $30.5 million for the six months ended June 30, 2026, an increase of 2.5%, compared to $29.8 million for the six months ended June 30, 2025, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $10.1 million for the six months ended June 30, 2026, an increase of 20.4%, compared to $8.4 million for the six months ended June 30, 2025. The increase in interest expense, net was due primarily to higher interest rates under our Credit Agreement and a higher average balance of debt outstanding during the six months ended June 30, 2026.
Other Expense, Net
Other expense, net was $0.9 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. Other expense, net for the six months ended June 30, 2026 and 2025 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.

Income Tax Expense
Income tax expense was $4.2 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.
Net Loss
Net loss was $2.7 million for the six months ended June 30, 2026, compared to $69.1 million for the six months ended June 30, 2025. The decrease in net loss was primarily due to the increase in net sales, in addition to the decrease in operating expenses as compared to the six months ended June 30, 2025. In addition, net income for the six months ended June 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$15,384	$(40,490)	$(2,691)	$(68,078)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	61	(514)	9	(985)
Equity-based compensation (2)	2,782	3,112	5,196	6,377
Foreign currency transaction loss (3)	588	1,463	1,104	1,639
Tax receivable agreement liability adjustments (4)	—	—	112	—
Third-party debt amendment fees (5)	106	—	3,655	—
Income tax (benefit) expense (6)	(3,968)	9,743	1,280	16,531
Adjusted net income (loss)	$14,953	$(26,686)	$8,665	$(44,516)
Weighted-average shares of Class A common stock outstanding - basic	55,860	54,362	55,644	53,948
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	1,601	749	187	907
Adjusted weighted-average shares of Class A stock outstanding - diluted	57,461	55,111	55,831	54,855

Earnings (loss) per diluted share	$0.27	$(0.74)	$(0.05)	$(1.26)
Adjusted earnings (loss) per diluted share	$0.26	$(0.48)	$0.16	$(0.81)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(amounts in thousands)
Net income (loss)	$15,445	$(41,004)	$(2,682)	$(69,063)
Interest expense, net	5,198	4,522	10,082	8,371
Income tax expense	1,016	848	4,169	1,692
Depreciation and amortization	15,767	14,528	30,541	29,790
EBITDA	$37,426	$(21,106)	$42,110	$(29,210)
Adjustments:
Equity-based compensation (2)	2,782	3,112	5,196	6,377
Foreign currency transaction (gain) loss (3)	588	1,463	1,104	1,639
Tax receivable agreement liability adjustments (4)	—	—	112	—
Third-party debt amendment fees (5)	106	—	3,655	—
Adjusted EBITDA	$40,902	$(16,531)	$52,177	$(21,194)
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$23,630	$(44,442)
Net cash used in investing activities	(18,954)	(15,241)
Net cash (used in) provided by financing activities	(5,773)	73,663
Effect of exchange rates on cash and cash equivalents	(338)	516
Net change in cash and cash equivalents	$(1,435)	$14,496
Operating Activities. Net cash provided by operating activities was $23.6 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $44.4 million for the six months ended June 30, 2025. Changes in net cash provided by or used in operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 50 days).
The increase in net cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to a decrease in net loss of $66.4 million and changes in working capital that increased net cash provided by operating activities by $2.3 million. Within working capital, the primary drivers were increases in accrued expenses and other liabilities of $6.3 million and accrued royalties of $9.9 million, partially offset by decreases in prepaid expenses and other assets of $3.0 million and accounts payable of $9.2 million.

Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the six months ended June 30, 2026 and 2025 net cash used in investing activities was $19.0 million and $15.2 million and was primarily related to purchases of tooling and molds used for production of our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility.
For the six months ended June 30, 2026, net cash used in financing activities was $5.8 million, primarily related to payments on the Term Loan Facility, Revolving Credit Facility and Equipment Finance Loan of $21.3 million and payment for debt amendment costs of $3.6 million, partially offset by $19.2 million in proceeds from the one-time sale of a tariff receivable. For the six months ended June 30, 2025, net cash provided by financing activities was $73.7 million, primarily related to borrowings on the Revolving Line of Credit Facility of $85.0 million, partially offset by payments on the Term Loan Facility and Equipment Finance Loan of $11.5 million.
Financial Condition
We cannot assure you that our cash provided by operating activities and cash and cash equivalents will be sufficient to meet our future needs. There is currently no availability under our Revolving Credit Facility. As of June 30, 2026, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement, however, we cannot assure you that we will be able to maintain compliance with the Financial Covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.

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

Credit Facilities
As of June 30, 2026, we had $73.7 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $3.3 million) and $124.6 million outstanding borrowings under our Revolving Credit Facility, leaving no remaining funds available under the Revolving Credit Facility.
On March 31, 2026, an amortization payment in an amount equal to $4,500,000 was paid with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility, will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the revolving credit facility will amortize in quarterly installments equal to $375,000 (accompanied by permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date. On June 30, 2026, we paid the required quarterly installment of $4,500,000, allocated between the debt facilities in accordance with the Credit Agreement.
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
As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement.
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
At-the-Market Sales Agreement
On August 15, 2025, we entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (the “Agent”) relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, from time to time we may offer and sell shares of our Class A common stock having an aggregate gross sales price of up to $40.0 million through or to the Agent, acting as sales agent or principal, pursuant to the prospectus supplement. No sales were made under the Sales Agreement during the six months ended June 30, 2026.

Future Sources and Uses of Liquidity
As of June 30, 2026, we had $40.7 million of cash and cash equivalents and $38.7 million of working capital, compared with $42.1 million of cash and cash equivalents and $46.5 million of working capital as of December 31, 2025. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and any availability under our Revolving Credit Facility, which is currently $0.
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
We have evaluated potential goodwill impairment triggering events as of June 30, 2026, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. We will continue to evaluate for other-than-temporary impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment. We reassess the recoverability of the carrying value our identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of June 30, 2026, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective at the reasonable assurance level as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2025 10-K.
Remediation Efforts to Address the Material Weaknesses
During the first half of fiscal 2026, with the oversight of the Audit Committee of the Board of Directors, management has been executing and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. The following activities are ongoing to remediate the remaining material weaknesses:
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

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 41% and 39% of our sales for the six months ended June 30, 2026 and 2025, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, Cambodia and China to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Trade tensions between the United States and China, Mexico, Canada and other countries have been escalating in recent years. In 2025, the U.S. presidential administration announced tariffs on a broad range of imported goods, including on imports from China, Vietnam, and Cambodia. U.S. tariff impositions against certain exports were followed by retaliatory tariffs on U.S. exports to certain countries. Certain of the products we purchase from manufacturers in China, Vietnam, and Cambodia have been or may in the future be subject to these tariffs, which, to the extent we alter our pricing further as a result of such tariffs, could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive compared to similar products not subjected to such import tariffs. Certain tariffs enacted in 2025 have been subject to successful legal challenge, but the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms.

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
FAH, LLC and certain of its material domestic subsidiaries from time to time (collectively, the "Credit Agreement Parties") are parties to a Credit Agreement dated as of September 17, 2021 (as amended, restated, amended and restated, supplemented, waived or otherwise modified from time to time, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $125.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of June 30, 2026, we had $198.3 million of indebtedness outstanding under our Credit Facilities, consisting of $73.7 million outstanding under our Term Loan Facility (net of unamortized discount of $3.3 million) and $124.6 million of outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of June 30, 2026, the Company had $2.8 million outstanding under the Equipment Finance Loan.

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

There can be no assurance that we can successfully execute our business strategy in the manner or time period that we expect, particularly in light of the macroeconomic pressures impacting the global economy and consumer demand. Further, achieving these objectives will require investments that may result in short-term costs without generating any current sales or countervailing cost savings and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we have in the past decided, and may in the future decide to divest or discontinue certain brands or products, or to streamline operations and incur other costs or special charges in doing so. We may also decide to discontinue certain programs or sales to certain retailers based on anticipated strategic benefits. The failure to realize the anticipated benefits from our business strategy could have a material adverse effect on our prospects, business, financial condition and results of operations.
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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership or changes in our financial condition will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 65% and 64% of our sales for the six months ended June 30, 2026 and 2025, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm, Marvel and Fox, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 27% and 29% of our sales for the six months ended June 30, 2026 and 2025, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. Based on historical experience and our estimates of the costs we expect to incur, as of June 30, 2026, we had an accrual of $34.1 million on our balance sheet related to ongoing and future royalty audits. There can be no assurance that actual costs resulting from royalty audits will be in-line with the accruals. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of all of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 33% and 31% of our sales for the six months ended June 30, 2026 and 2025, respectively.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the six months ended June 30, 2026 and 2025, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 50.5% and 36.2%, respectively, which includes the recognition of a $25.4 million credit related to future tariff refunds and the release of accrued tariffs in the six months ended June 30, 2026. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Our license agreements often require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. When a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of June 30, 2026 and December 31, 2025, we recorded reserves of $3.2 million and $0.8 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of June 30, 2026, we owned approximately 107 registered U.S. trademarks, 356 registered international trademarks, 4 pending U.S. trademark applications and 13 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Additionally, the third-party manufacturers that produce or assemble most of our products are located in Vietnam, China and Cambodia. As a result, we are subject to various risks resulting from our international operations. See “Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.”
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff's counsel a mootness fee of $3.0 million. The Court preliminarily approved the settlement of $8.4 million and the settlement was paid prior to the end of the second quarter directly by the Company’s applicable insurers. The Court approved the final settlement on July 8, 2026.
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

On April 12, 2024, a former employee of the Company filed a putative class action in San Diego Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. On May 20, 2025, the parties participated in mediation and reached an immaterial monetary settlement in exchange for a release of all claims that were or could have been asserted in the complaint for the period from April 12, 2020 through July 19, 2025. In January 2026, the Court granted preliminary approval of the class action settlement. The settlement administrator mailed class notices to the class members in February 2026. On May 1, 2026, the Court granted final approval of the settlement and entered judgment. Payment of the settlement was made in May 2026.
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. On July 15, 2026, the parties jointly requested that the Court stay the Marconi matter pending final resolution of Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. The parties’ request remains pending.
On May 8, 2026, plaintiffs Peter Dirksen, Aviva Copaken, and Steven Beltran filed a putative class action complaint against the Company in the United States District Court for the Western District of Washington. The complaint asserts nine causes of action relating to alleged invasions of privacy, wiretapping, violations of consumer protection laws, fraud, and unjust enrichment. Plaintiffs seek injunctive and declaratory relief, statutory damages, actual damages, restitution, and attorneys’ fees and costs.
We filed a motion to dismiss the complaint on July 17, 2026, asserting lack of standing, application of improper law, and failure to state a claim upon which relief may be granted. Concurrently, we also filed a motion to compel arbitration with respect to one of the plaintiffs. The motions are scheduled to be heard by the court in September 2026. We intend to defend the Company vigorously against the allegations, however, there can be no assurances as to the outcome.
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
Additionally, the Continuing Equity Owners who, as of August 4, 2026, collectively hold approximately 0.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.

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
We have no material assets other than our ownership of 55,989,443 common units of FAH, LLC as of June 30, 2026, representing approximately 99.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.

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
As of August 4, 2026, we had an aggregate of 144,004,234 shares of Class A common stock authorized but unissued, as well as approximately 186,797 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of June 30, 2026, 1,301,174 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,374,386 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees and 750,000 shares of Class A common stock underlying performance stock units we granted to certain of our executive officers. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of June 30, 2026, we had granted 2,545,309 shares of Class A common stock underlying stock options and 6,364,585 shares of Class A common stock underlying restricted stock units and 18,057 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under our 2024 Inducement Award Plan and in March 2026, we amended the 2024 Inducement Award Plan to provide for an additional 1,000,000 shares of Class A common stock issuable under the plan. As of June 30, 2026, we had granted 1,366,528 shares of Class A common stock underlying restricted stock units to certain executive officers under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
c)    Securities Trading Arrangements of Directors and Section 16 Officers.
On May 12, 2026, Tracy Daw, Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 284,664 shares of the Company’s common stock between August 13, 2026 and December 31, 2026, subject to certain conditions.
On May 13, 2026, Yves Le Pendeven, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 112,863 shares of the Company’s common stock between September 1, 2026 and March 31, 2027, subject to certain conditions.
Other than the foregoing, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Limited Consent, dated May 29, 2026, by and among Funko Acquisition Holdings, L.L.C., the Subsidiary Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., under the Credit Agreement, dated as of September 17, 2021, as amended.
*

10.2	Letter Agreement, between the Company and Josh Simon, dated June 16, 2026.					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: August 6, 2026	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)