Form 10-Q
period 2026-09-30
Funko, Inc.
filed 2026-11-05
CIK 1704711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2026, the registrant had 56,350,530 shares of Class A common stock, $0.0001 par value per share, and 91,276 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•We are subject to potential legal risks including, but not limited to, ongoing class action litigation, future product liability suits or product recalls, or risks associated with failure to comply with the various laws and regulations to which we are subject, any of which could have a significant adverse effect on our financial condition and results of operations.
•We are subject to risks related to information technology including, but not limited to, risks related to the operation of our e-commerce business, our ability to operate our information systems and our compliance with laws related to privacy and the protection of data.
•The Chernin Group (“TCG”) has significant influence over us, and its interests may conflict with the interests of our other stockholders.
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

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$258,342	$250,905	$666,980	$635,113
Cost of sales (exclusive of depreciation and amortization)	141,481	150,154	343,663	395,451
Selling, general, and administrative expenses	86,882	79,794	250,292	246,860
Depreciation and amortization	15,026	14,529	45,567	44,319
Total operating expenses	243,389	244,477	639,522	686,630
Income (loss) from operations	14,953	6,428	27,458	(51,517)
Interest expense, net	4,819	5,611	14,901	13,982
Other expense (income), net	1,322	(1,359)	2,258	(304)
Income (loss) before income taxes	8,812	2,176	10,299	(65,195)
Income tax expense	1,296	1,228	5,465	2,920
Net income (loss)	7,516	948	4,834	(68,115)
Less: net income (loss) attributable to non-controlling interests	33	47	42	(938)
Net income (loss) attributable to Funko, Inc.	$7,483	$901	$4,792	$(67,177)
Income (loss) per share of Class A common stock:
Basic	$0.13	$0.02	$0.09	$(1.24)
Diluted	$0.13	$0.02	$0.08	$(1.24)
Weighted average shares of Class A common stock outstanding:
Basic	56,093	54,649	55,795	54,184
Diluted	58,110	54,707	57,111	54,184
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income (loss)	$7,516	$948	$4,834	$(68,115)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(37)	(1,919)	(658)	6,299
Comprehensive income (loss)	7,479	(971)	4,176	(61,816)
Less: Comprehensive income (loss) attributable to non-controlling interests	34	21	40	(859)
Comprehensive income (loss) attributable to Funko, Inc.	$7,445	$(992)	$4,136	$(60,957)
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$41,605	$42,148
Accounts receivable, net	131,952	117,018
Inventories	91,632	83,136
Prepaid expenses and other current assets	28,979	48,094
Total current assets	294,168	290,396
Property and equipment, net	61,454	68,679
Operating lease right-of-use assets, net	41,050	46,928
Goodwill	133,841	133,900
Intangible assets, net	123,984	135,826
Other assets	14,583	9,505
Total assets	$669,080	$685,234
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$1,500	$1,125
Current portion of term debt	15,707	21,932
Current portion of operating lease liabilities	16,022	18,792
Accounts payable	86,852	64,748
Accrued royalties	55,695	59,821
Accrued expenses and other current liabilities	70,544	77,499
Total current liabilities	246,320	243,917
Long-term debt	178,657	202,246
Operating lease liabilities	42,082	48,680
Other long-term liabilities	3,953	4,261

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Class A common stock, par value $0.0001 per share, 200,000 shares authorized; 56,341 and 55,327 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Class B common stock, par value $0.0001 per share, 50,000 shares authorized; 91 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	365,096	357,330
Accumulated other comprehensive income	3,965	4,621
Accumulated deficit	(171,350)	(176,142)
Total stockholders’ equity attributable to Funko, Inc.	197,716	185,814
Non-controlling interests	352	316
Total stockholders’ equity	198,068	186,130
Total liabilities and stockholders’ equity	$669,080	$685,234
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating Activities
Net income (loss)	$4,834	$(68,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,567	44,319
Equity-based compensation	7,766	8,906
Other, net	2,549	(2,298)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,071)	(5,617)
Inventories	(9,041)	(4,755)
Prepaid expenses and other assets	20,904	13,847
Accounts payable	20,460	(153)
Accrued royalties	(4,126)	(3,567)
Accrued expenses and other liabilities	(19,664)	(15,773)
Net cash provided by (used in) operating activities	54,178	(33,206)

Investing Activities
Purchases of property and equipment	(24,761)	(24,064)
Other, net	—	1,042
Net cash used in investing activities	(24,761)	(23,022)

Financing Activities
Borrowings on revolving credit facility	—	85,000
Payments on line of credit	—	(10,000)
Debt amendment costs	(3,648)	—
Payments of term debt	(27,171)	(17,323)
Proceeds from sale of tariff receivable	19,248	—
Payments under tariff receivable sales agreement	(17,379)	—
Payments under tax receivable agreement	(249)	—
Other, net	(5)	171
Net cash (used in) provided by financing activities	(29,204)	57,848

Effect of exchange rates on cash and cash equivalents	(756)	2,902

Net change in cash and cash equivalents	(543)	4,522
Cash and cash equivalents at beginning of period	42,148	34,655
Cash and cash equivalents at end of period	$41,605	$39,177
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended June 30, 2026	55,989	$5	91	$—	$362,526	$4,003	$(178,833)	$318	$188,019
Equity-based compensation	—	—	—	—	2,570	—	—	—	2,570
Activity under equity-based compensation plans	352	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(38)	—	1	(37)
Net income	—	—	—	—	—	—	7,483	33	7,516
Period ended September 30, 2026	56,341	$5	91	$—	$365,096	$3,965	$(171,350)	$352	$198,068

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended June 30, 2025	54,530	$5	648	$—	$351,587	$6,437	$(176,860)	$908	$182,077
Equity-based compensation	—	—	—	—	2,529	—	—	—	2,529
Activity under equity-based compensation plans	210	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(1,893)	—	(26)	(1,919)
Other	—	—	—	—	(22)	—	—	—	(22)
Net income	—	—	—	—	—	—	901	47	948
Period ended September 30, 2025	54,740	$5	648	$—	$354,094	$4,544	$(175,959)	$929	$183,613
See accompanying notes to the unaudited condensed consolidated financial statements.

FUNKO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2025	55,327	$5	91	$—	$357,330	$4,621	$(176,142)	$316	$186,130
Distribution to continuing equity owners	—	—	—	—	—	—	—	(4)	(4)
Equity-based compensation	—	—	—	—	7,766	—	—	—	7,766
Activity under equity-based compensation plans	1,014	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	(656)	—	(2)	(658)
Net income	—	—	—	—	—	—	4,792	42	4,834
Period ended September 30, 2026	56,341	$5	91	$—	$365,096	$3,965	$(171,350)	$352	$198,068

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive (loss) Income	Accumulated Deficit	Non- Controlling Interests	Total
(in thousands)	Shares	Amount	Shares	Amount
Period ended December 31, 2024	52,967	$5	1,430	$—	$343,472	$(1,676)	$(108,782)	$3,334	$236,353
Distribution to continuing equity owners	—	—	—	—	—	—	—	(35)	(35)
Equity-based compensation	—	—	—	—	8,906	—	—	—	8,906
Activity under equity-based compensation plans	991	—	—	—	227	—	—	—	227
Cumulative translation adjustment	—	—	—	—	—	6,220	—	79	6,299
Redemption of common units of FAH, LLC	782	—	(782)	—	1,511	—	—	(1,511)	—
Other	—	—	—	—	(22)	—	—	—	(22)
Net loss	—	—	—	—	—	—	(67,177)	(938)	(68,115)
Period ended September 30, 2025	54,740	$5	648	$—	$354,094	$4,544	$(175,959)	$929	$183,613
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
Liquidity
During the three and nine months ended September 30, 2026, the Company recorded net income of $7.5 million and $4.8 million, respectively. The Company recorded net losses of $67.4 million, $14.7 million, and $154.1 million for the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Net income for the nine months ended September 30, 2026, is inclusive of a $25.4 million pre-tax benefit to cost of sales related to the recovery of International Emergency Economic Powers Act ("IEEPA") tariffs paid or accrued. Refer to Note 2 for additional information. The Company’s principal sources of liquidity are existing cash and cash equivalents and cash flows from operating activities. There is no remaining borrowing availability under the Company's Revolving Credit Facility, as defined below, and the amended Credit Agreement, as defined below, requires that cash in excess of $50.0 million be used for prepayment of the Revolving Credit Facility, which prepayments permanently reduce the revolving commitments. Cash provided by operating activities for the nine months ended September 30, 2026 was $54.2 million, which included $13.2 million of interest payments. As of September 30, 2026, the Company held cash and cash equivalents of $41.6 million, which is inclusive of proceeds from the sale of substantially all of the Company’s tariff refund receivables of $19.2 million less a repayment made on the long-term balance of the Term Loan Facility of $9.6 million (refer to Note 2 for additional information) with the remaining amount used to fund ongoing operations. Total debt under the Credit Agreement is $194.5 million (net of $2.6 million in unamortized debt amendment fees) with a maturity date of December 31, 2027, which is beyond one year from the date that the unaudited condensed consolidated financial statements are issued.

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
Significant Accounting Policies
Inventories
Inventories consist primarily of figures, plush, apparel, homewares, accessories and other finished goods, and are accounted for using the first-in, first-out (“FIFO”) method. Inventory costs include direct product costs, freight and duty costs. Inventories are stated at the lower of cost or net realizable value. The Company estimates obsolescence based on assumptions regarding future demand. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to customers, or liquidation, and expected recoverable value of each disposition category. Reserves for excess and obsolete inventories were $10.1 million and $11.0 million as of September 30, 2026 and December 31, 2025, respectively.
Revenue Recognition and Sales Allowance
Revenue from the sale of the Company’s products is recognized when control of the goods is transferred to the customer, which is upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Deferred revenue is recognized when the Company collects cash from the customer and has not yet filled its obligation for delivery of product. Deferred revenue was $16.1 million and $17.6 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded within accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets. The Company expects to recognize revenue under these performance obligations over the next 12 months.
The Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. These sales adjustments require management to make estimates. In making these estimates, management considers all available information including the overall business environment, historical trends and information from customers, such as agreed upon customer contract terms as well as historical experience from the customer. The costs of these programs reduce gross sales in the period the related sale is recognized. The Company adjusts its estimates at least quarterly or when facts and circumstances used in the estimate process change. As of September 30, 2026 and December 31, 2025, the Company had sales allowance of $32.9 million and $39.8 million, respectively.
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
The Company has evaluated potential goodwill impairment triggering events as of September 30, 2026, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. However, the Company will continue to evaluate for impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment and the need to record a material, non-cash charge in a future period. The Company also expects to assess the recoverability of the carrying value of the identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.
A description of the Company’s other significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2025.
IEEPA Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under IEEPA on goods imported into the U.S. were unauthorized. During the second quarter of 2026, management deemed the recovery of IEEPA tariffs paid to be probable. Accordingly, the Company recognized a benefit of $25.4 million in cost of sales (exclusive of depreciation and amortization) within the condensed consolidated statements of operations for the recovery of IEEPA tariffs paid or accrued with the applicable corresponding receivable for tariffs paid of $22.1 million reflected in prepaid expenses and other current assets. In addition, during the second quarter of 2026, the Company executed a participatory sale of $22.1 million in tariff claims for $19.2 million. This resulted in the recognition of a liability within accrued expenses and other current liabilities. As of September 30, 2026, the Company had received $17.4 million associated with these tariff claims from U.S. Customs and Border Protection and remitted the related proceeds in accordance with the terms of the participatory sale. The Company will continue to monitor developments pertaining to the import and export policies of the U.S. and other countries, as well as those pertaining to tariff refunds and litigation, that could impact the Company’s financial position, results of operations and cash flows.

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
Cash equivalents. As of September 30, 2026 and December 31, 2025, cash equivalents included $20.9 million and $16.6 million, respectively, of highly liquid money market funds, which are classified as Level 1 within the fair value hierarchy.
Debt. The estimated fair value of the Company’s debt instruments, which are classified as Level 3 financial instruments, including the revolving credit facility, term debt, and equipment loans, at September 30, 2026 and December 31, 2025, was approximately $198.5 million and $225.7 million, respectively. The carrying values of the Company’s debt at September 30, 2026 and December 31, 2025, were $195.9 million and $225.3 million, respectively. The estimated fair value of the Company’s debt instruments primarily reflects assumptions regarding credit spreads for similar floating-rate instruments with similar terms and maturities and the Company’s standalone credit risk.
4. Debt
Debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving Credit Facility	124,250	125,000

Term Loan Facility	$72,872	$95,246
Equipment Finance Loan	1,388	5,435
Debt issuance costs	(2,646)	(378)
Total term debt	71,614	100,303
Less: current portion	17,207	23,057
Long-term debt, net	$178,657	$202,246

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
The Credit Facilities under the Credit Agreement will mature on December 31, 2027 (the “Maturity Date”). On March 31, 2026, an amortization payment in an amount equal to $4,500,000 was due and paid with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility will amortize in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the Revolving Credit Facility will amortize in quarterly installments equal to $375,000 (accompanied with permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date. The Company has paid the required quarterly installment of $4,500,000 to date, the most recent payment being September 30, 2026, allocated between the debt facilities in accordance with the Credit Agreement.
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

In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to, subject to the proviso at the end of this paragraph, comply with the following Financial Covenants: (i) on a quarterly basis, commencing with the fiscal quarter ending December 31, 2026, a maximum Net Leverage Ratio of 2.50:1.00, (ii) on a quarterly basis, commencing with the fiscal quarter ending September 30, 2026, a minimum Fixed Charge Coverage Ratio of (a) 0.75:1.00 with respect to the fiscal quarter ending September 30, 2026, (b) 0.85:1.00 with respect to the fiscal quarter ending December 31, 2026, (c) 1.00:1.00 with respect to the fiscal quarter ending March 31, 2027, and (d) 1.25:1.00 with respect to the fiscal quarter ending June 30, 2027 and each fiscal quarter thereafter, (iii) at all times, a minimum Qualified Cash covenant of $10.0 million, and (iv) for the six month period ending June 30, 2026, a minimum Consolidated EBITDA covenant of $15.1 million; provided that if, in any fiscal quarter, FAH, LLC voluntarily prepays, prior to the date on which a compliance certificate is required to be delivered in respect of such fiscal quarter, more than $10.0 million of principal of then-outstanding loans, then all of the applicable Financial Covenants (other than the minimum Qualified Cash covenant), to the extent required to be tested in such fiscal quarter, will be deemed waived for such fiscal quarter (the “Covenant Cure Right”); provided, further, that (x) the Covenant Cure Right is not permitted to be exercised in two (2) consecutive fiscal quarters, and (y) if the Cure Right is to be exercised in any fiscal quarter, FAH, LLC needs to have complied with the minimum Fixed Charge Coverage Ratio required in respect of the preceding fiscal quarter.
The Credit Facilities are secured by substantially all of the assets of FAH, LLC and any of its existing or future material domestic subsidiaries, subject to customary exceptions. As of September 30, 2026 and December 31, 2025, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement after execution of the Fifth Amendment.
At September 30, 2026 and December 31, 2025, the Credit Agreement Parties had $72.9 million and $95.2 million of borrowings outstanding under the Term Loan Facility, respectively, and $124.3 million and $125.0 million of outstanding borrowings under the Revolving Credit Facility, respectively. Interest rates on the outstanding borrowings under the Revolving Credit Facility at September 30, 2026 are reset every 30 days and can be repaid up until the maturity date. The weighted average rate on outstanding borrowings under the Revolving Credit Facility as of September 30, 2026 and December 31, 2025 was 8.37% and 7.83%, respectively. During the nine months ended September 30, 2026, the Company capitalized $3.9 million of debt amendment fees and expensed $3.6 million of third-party debt amendment fees.
There were no outstanding letters of credit as of September 30, 2026 and December 31, 2025.
Equipment Finance Loan
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”), entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The loan is to be repaid in 48 monthly equal installments that started January 15, 2023, utilizing an annual fixed interest rate of 5.71%.
The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse.
At September 30, 2026 and December 31, 2025, the Company had $1.4 million and $5.4 million outstanding under the Equipment Finance Loan, respectively.

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
The Company is generally not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with a relevant transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) the generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related Tax Receivable Agreement payments. There were no common units of FAH, LLC acquired during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company acquired no and a nominal amount of common units of FAH, LLC, respectively.
During the nine months ended September 30, 2026, the Company paid $249,000 to the TRA Parties in respect of the certified tax year 2024 payment under the Tax Receivable Agreement. The remaining recorded TRA liability as of September 30, 2026 was not material. As a result of the full valuation allowance on the deferred tax assets, and projected inability to fully utilize all or part of the related tax benefits, the Company determined that certain payments to the TRA Parties related to unrealized tax benefits under the TRA were no longer probable. The estimated gross outstanding balance of the TRA liability was $102.4 million and $102.5 million as of September 30, 2026 and December 31, 2025, respectively.
The following table summarizes changes in the amount of the Company’s Tax Receivable Agreement liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$547	$120	$547
Additional liabilities for exchanges	—	—	—	3,156
Adjustment to remeasurement of liabilities	—	—	129	(3,156)
Payments under tax receivable agreement	—	—	(249)	—
Ending balance	$—	$547	$—	$547

6. Commitments and Contingencies
License Agreements
The Company enters into license agreements with various licensors of copyrighted and trademarked characters and design in connection with the products that it sells. The agreements generally require royalty payments based on product sales and in some cases may require minimum royalty and other related commitments. Our license agreements typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties. As of September 30, 2026 and December 31, 2025, we had accruals of $25.1 million and $29.6 million, respectively, related to ongoing and future royalty audits, based on estimates of the costs we expect to incur.
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

During the second quarter of 2026, the Company entered into a lease agreement for a new office facility in Burbank, California. The landlord is expected to deliver possession of the premises in January 2027, at which time the Company will commence a 10-month beneficial occupancy period during which it may occupy the premises while fixed rent and standard operating expenses are abated. The lease commencement date will occur upon expiration of the beneficial occupancy period, at which time the lease's 129-month non-cancellable term will begin. Because the lease had not commenced as of the reporting date, no right-of-use asset or lease liability has been recognized. Upon lease commencement, the Company expects to recognize a material operating lease right-of-use asset and corresponding lease liability. Total fixed rent commitments under the lease are approximately $31 million over the non-cancellable lease term.
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
The Company is, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to the Company’s corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, the defendants moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss, and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff’s counsel a mootness fee of $3.0 million. The Court preliminarily approved the settlement of $8.4 million and the settlement was paid prior to the end of the second quarter 2026 directly by the Company’s applicable insurers. The Court approved the final settlement on July 8, 2026.

On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. On August 17, 2023, the Court appointed two lead plaintiffs, and, those lead plaintiffs filed an amended complaint on October 19, 2023. The amended complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023, and seek, among other things, compensatory damages and attorneys' fees and costs. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. On February 4, 2026, the Court of Appeals affirmed in part and reversed in part the District Court’s decision. Specifically, it affirmed the dismissal of all claims based on statements made on earnings calls and presentations to investors, but reversed the dismissal of claims based on certain risk factor disclosures made in the Company’s SEC filings. On April 3, 2026, Defendants filed a petition with the Court of Appeals asking for a rehearing by the same panel or by the Ninth Circuit sitting en banc. On September 2, 2026, the Ninth Circuit denied Defendants’ petition. On September 8, 2026, Defendants filed a motion to stay the Ninth Circuit’s mandate pending petition for a writ of certiorari to the Supreme Court, which the Ninth Circuit granted on September 9, 2026.
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
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. On July 15, 2026, the parties jointly requested that the Court stay the Marconi matter pending final resolution of Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. The Court granted the joint request on July 21, 2026, and the matter is currently stayed.

On May 8, 2026, plaintiffs Peter Dirksen, Aviva Copaken, and Steven Beltran filed a putative class action complaint against the Company in the United States District Court for the Western District of Washington. The complaint asserts nine causes of action relating to alleged invasions of privacy, wiretapping, violations of consumer protection laws, fraud, and unjust enrichment. Plaintiffs seek injunctive and declaratory relief, statutory damages, actual damages, restitution, and attorneys’ fees and costs. The Company filed a motion to dismiss the complaint on July 17, 2026, asserting lack of standing, application of improper law, and failure to state a claim upon which relief may be granted. Concurrently, the Company also filed a motion to compel arbitration with respect to one of the plaintiffs. The motions have been fully briefed, and the parties are awaiting the Court’s ruling on the motions. The Company intends to defend itself vigorously against the allegations, however, there can be no assurances as to the outcome.
On October 15, 2026, plaintiff Danielle Skarpnes filed a putative class action complaint captioned Skarpnes v. Funko, Inc., et al. against Funko, Inc. and Funko, LLC in the Superior Court of the State of California, County of Solano (Case No. CU26-10085). The complaint alleges that Funko Pop! flocked figures do not comply with the small parts requirements of the Federal Hazardous Substances Act and related regulation because the flocked figures are allegedly intended for children under three years of age and contain small parts. The complaint asserts multiple causes of action and seeks, among other things, restitution, actual and punitive damages, disgorgement, declaratory and injunctive relief. The litigation is at an early stage. The Company disputes the allegations and intends to defend itself vigorously. However, there can be no assurances as to the outcome, and we are unable to estimate a range of possible loss, if any.
The Company is party to additional legal proceedings incidental to its business. While the outcome of these additional matters could differ from management’s expectations, the Company does not believe that the resolution of such matters is reasonably likely to have a material effect on its results of operations or financial condition.
7. Segments and Disaggregated Revenue Information
The Company identifies its segments according to how the business activities are managed and evaluated and for which discrete financial information is available and reviewed by its Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. Because the CODM reviews financial performance and allocates resources at a consolidated level on a regular basis, the Company has one segment. There were no changes to the CODM nor the CODM information which is regularly provided and reviewed during the nine months ended September 30, 2026.
The CODM assesses performance for the segment and decides how to allocate resources (including employees, property, financial, and capital resources) based on consolidated net income (loss) that also is reported on the Company's consolidated statements of operations.
The CODM uses consolidated net income (loss) to monitor budget-to-actual results on a monthly basis. During the monthly finance review, consolidated net income (loss) along with other finance metrics are presented to the CODM to understand how branded categories are tracking to budget, specific to net sales. During the three and nine months ended September 30, 2026, there were no changes to the measures used for finance metrics utilized.

The following table sets forth segment information for revenue, segment net income (loss) and significant expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$258,342	$250,905	$666,980	$635,113
Less:
Product, freight, duties, shipping and other inventoriable costs	104,848	104,112	240,037	280,774
License and royalty costs	36,633	46,042	103,626	114,677
Salaries, benefits, incentive and stock compensation	38,005	34,922	110,214	110,438
Warehouse labor and third-party logistics fees	7,682	8,615	22,110	26,564
Advertising and marketing	14,091	10,653	35,999	30,286
Other selling, general and administrative fees	27,104	25,604	81,969	79,572
Depreciation and amortization	15,026	14,529	45,567	44,319
Interest and other expense, net	6,141	4,252	17,159	13,678
Income tax expense	1,296	1,228	5,465	2,920
Net income (loss)	$7,516	$948	$4,834	$(68,115)

The following table presents summarized product information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Core Collectible	$210,080	$200,414	$550,501	$502,370
Loungefly	40,305	44,685	98,820	111,906
Other	7,957	5,806	17,659	20,837
	$258,342	$250,905	$666,980	$635,113

The following tables present summarized geographical information, shipped to (net sales) and used in (long-term assets) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
United States	$151,734	$155,415	$390,932	$389,609
Europe	82,738	74,196	219,769	192,110
Other International	23,870	21,294	56,279	53,394
Total net sales	$258,342	$250,905	$666,980	$635,113

	September 30, 2026	December 31, 2025
Long-term assets:
United States	$74,671	$79,773
Europe	11,519	13,086
Other International	30,897	32,253
Total long-lived assets	$117,087	$125,112
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
The Company recorded $1.3 million and $5.5 million of income tax expense for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $2.9 million of income tax expense for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 was 53.1%, compared to (4.5)% for the nine months ended September 30, 2025. The 2026 rate differs from the U.S. federal statutory rate of 21% primarily because the income tax provision consists principally of current foreign income taxes in profitable jurisdictions (primarily the United Kingdom) and state taxes, while no U.S. federal tax expense or benefit was recognized. The Company projects near-breakeven U.S. taxable income for the year and maintains a full valuation allowance against its U.S. deferred tax assets. The magnitude of the rate reflects the impact of foreign and state taxes on consolidated pre-tax income for the period and is not indicative of an annual rate. The prior-year effective tax rate was negative because the Company recorded foreign and state income tax expense despite a consolidated pre-tax loss and did not recognize a U.S. federal tax benefit due to the full valuation allowance.
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
Net income (loss) and comprehensive income (loss) are attributed between Funko, Inc. and non-controlling interest holders based on each party’s relative economic ownership interest in FAH, LLC. As of September 30, 2026 and December 31, 2025, Funko, Inc. owned 56.3 million and 55.3 million of FAH, LLC common units, respectively, representing a 99.7% and 99.7% economic ownership interest in FAH, LLC, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Funko, Inc.
Equity-based compensation	$2,570	$2,529	$7,766	$8,906
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$7,516	$948	$4,834	$(68,115)
Less: net income (loss) attributable to non-controlling interests	33	47	42	(938)
Net income (loss) attributable to Funko, Inc. — basic and diluted	$7,483	$901	$4,792	$(67,177)
Denominator:
Weighted-average shares of Class A common stock outstanding — basic	56,093,187	54,648,816	55,795,072	54,184,415
Add: Dilutive common units of FAH, LLC that are convertible into Class A common stock	—	—	—	—
Add: Dilutive Funko, Inc. equity compensation awards	2,016,680	58,542	1,316,064	—
Weighted-average shares of Class A common stock outstanding — diluted	58,109,867	54,707,358	57,111,136	54,184,415
Earnings (loss) per share of Class A common stock — basic	$0.13	$0.02	$0.09	$(1.24)
Earnings (loss) per share of Class A common stock — diluted	$0.13	$0.02	$0.08	$(1.24)
For the three months ended September 30, 2026 and 2025, an aggregate of 3.1 million and 6.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, an aggregate of 3.8 million and 5.9 million, respectively, of potentially dilutive securities were excluded from the weighted-average in the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive. For the three months ended September 30, 2026 and 2025, anti-dilutive securities included 0.2 million and 0.8 million, respectively, and for the nine months ended September 30, 2026 and 2025, anti-dilutive securities included 0.2 million and 0.9 million, respectively, of common units of FAH, LLC that are convertible into Class A common stock, but were excluded from the computations of diluted earnings (loss) per share because the effect would have been anti-dilutive under the if-converted method.
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
We sell our products in numerous countries across North America, Europe, Latin America, Asia and Africa, with approximately 41% of our net sales in the nine months ended September 30, 2026 generated outside of the United States. We also source, procure and assemble inventory, primarily out of Vietnam, China and Cambodia. As such, we are exposed to and impacted by global macroeconomic factors. Current macroeconomic factors remain very dynamic, such as greater political uncertainty, unrest or instability in the United States, Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East, and certain Southeast Asia regions as well as financial instability, new or increasing tariffs and general uncertainty over U.S. trade and tariff policies, rising interest rates and heightened inflation that could reduce our net sales or have impacts to our gross margin (as defined below), net income and cash flows.
On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under IEEPA on goods imported into the U.S. were unauthorized. In March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection to refund certain tariffs collected under IEEPA. During the quarter ended June 30, 2026, we applied for the refund of invalidated tariffs we paid under IEEPA and executed a participatory sale of $22.1 million in tariff claims for $19.2 million. Half of the proceeds from the sale were used to pay down our Term Loan Facility. As of September 30, 2026, we had received $17.4 million associated with these tariff claims from U.S. Customs and Border Protection and remitted the related proceeds in accordance with the terms of the participatory sale.
The federal government may continue to attempt to impose new or similar tariffs under alternative statutory mechanisms. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. This has led and may lead to further continued uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. We will continue to monitor changes to the import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.
In addition, we have been and continue to be operating in a challenging retail environment where retailers have slowed their restocking, prioritized lower inventory levels and, in some cases, have negotiated additional discounting for sell-through or canceled their orders. Moreover, tariffs on imports have adversely impacted our costs in recent periods and may in the future adversely impact our costs, and we have raised prices for certain of our products. Additionally, tariffs could impact consumer discretionary spending in future periods. We have strategically adjusted our inventory buy-in to focus on non-exclusive core products in order to help mitigate this impact.

Key Performance Indicators
We consider the following metrics to be key performance indicators to evaluate our business, develop financial forecasts, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(amounts in thousands)
Net sales	$258,342	$250,905	$666,980	$635,113
Net income (loss)	$7,516	$948	$4,834	$(68,115)
EBITDA (1)	$28,657	$22,316	$70,767	$(6,894)
Adjusted EBITDA (1)	$32,141	$24,432	$84,318	$3,238
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth information comparing the components of net income for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Period over Period Change
	2026	2025	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$258,342	$250,905	$7,437	3.0%
Cost of sales (exclusive of depreciation and amortization)	141,481	150,154	(8,673)	(5.8)%
Selling, general, and administrative expenses	86,882	79,794	7,088	8.9%
Depreciation and amortization	15,026	14,529	497	3.4%
Total operating expenses	243,389	244,477	(1,088)	(0.4)%
Income from operations	14,953	6,428	8,525	132.6%
Interest expense, net	4,819	5,611	(792)	(14.1)%
Other expense (income), net	1,322	(1,359)	2,681	197.3%
Income before income taxes	8,812	2,176	6,636	305.0%
Income tax expense	1,296	1,228	68	5.5%
Net income	7,516	948	6,568	692.8%
Less: net income attributable to non-controlling interests	33	47	(14)	(29.8)%
Net income attributable to Funko, Inc.	$7,483	$901	$6,582	730.5%
Net Sales
Net sales were $258.3 million for the three months ended September 30, 2026, an increase of 3.0%, compared to $250.9 million for the three months ended September 30, 2025. The increase in net sales was due primarily to increased sales of core Pop! products, with especially strong demand in our international markets, partially offset by a decline in sales of Loungefly products.
On a geographical basis, net sales in the United States decreased 2.4% to $151.7 million in the three months ended September 30, 2026 as compared to $155.4 million in the three months ended September 30, 2025. Net sales in Europe increased 11.5% to $82.7 million in the three months ended September 30, 2026 as compared to $74.2 million in the three months ended September 30, 2025. Net sales in other international markets increased 12.1% to $23.9 million in the three months ended September 30, 2026 as compared to $21.3 million in the three months ended September 30, 2025.
On a branded category basis, net sales of the Core Collectible branded category increased 4.8% to $210.1 million in the three months ended September 30, 2026 as compared to $200.4 million in the three months ended September 30, 2025. Loungefly branded category net sales decreased 9.8% to $40.3 million in the three months ended September 30, 2026 as compared to $44.7 million in the three months ended September 30, 2025. Other branded category net sales increased 37.0% to $8.0 million in the three months ended September 30, 2026 as compared to $5.8 million in the three months ended September 30, 2025.

Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $141.5 million for the three months ended September 30, 2026, a decrease of 5.8%, compared to $150.2 million for the three months ended September 30, 2025. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of product mix, as discussed above. In addition, during the three months ended September 30, 2026, we recognized favorable impacts from adjustments to the royalty audit reserve accrual, lower minimum guaranteed royalties, and lower duty and tariff costs compared to the three months ended September 30, 2025.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 45.2% for the three months ended September 30, 2026, compared to 40.2% for the three months ended September 30, 2025. Gross margin (exclusive of depreciation and amortization) increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to the factors noted above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $86.9 million for the three months ended September 30, 2026, an increase of 8.9%, compared to $79.8 million for the three months ended September 30, 2025. The increase was driven primarily by a $3.1 million increase in advertising and marketing fees and an increase in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation) of $2.4 million. Selling, general and administrative expenses were 33.6% and 31.8% of net sales for each of the three months ended September 30, 2026 and 2025, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $15.0 million for the three months ended September 30, 2026, an increase of 3.4%, compared to $14.5 million for the three months ended September 30, 2025, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $4.8 million for the three months ended September 30, 2026, a decrease of 14.1%, compared to $5.6 million for the three months ended September 30, 2025. The decrease in interest expense, net was primarily due to a lower average balance of debt outstanding during the three months ended September 30, 2026.
Other Expense (Income), Net
Other expense, net was $1.3 million and other income, net $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Other expense (income), net for the three months ended September 30, 2026 and 2025 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $1.3 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.

Net Income (loss)
Net income was $7.5 million for the three months ended September 30, 2026, compared to $0.9 million for the three months ended September 30, 2025. The increase in net income was primarily due to improved gross margin, partially offset by higher selling, general, and administrative expenses as compared to the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth information comparing the components of net income (loss) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Period over Period Change
	2026	2025	Dollar	Percentage
	(amounts in thousands, except percentages)
Net sales	$666,980	$635,113	$31,867	5.0%
Cost of sales (exclusive of depreciation and amortization)	343,663	395,451	(51,788)	(13.1)%
Selling, general, and administrative expenses	250,292	246,860	3,432	1.4%
Depreciation and amortization	45,567	44,319	1,248	2.8%
Total operating expenses	639,522	686,630	(47,108)	(6.9)%
Income (loss) from operations	27,458	(51,517)	78,975	153.3%
Interest expense, net	14,901	13,982	919	6.6%
Other expense (income), net	2,258	(304)	2,562	842.8%
Income (loss) before income taxes	10,299	(65,195)	75,494	115.8%
Income tax expense	5,465	2,920	2,545	87.2%
Net income (loss)	4,834	(68,115)	72,949	107.1%
Less: net income (loss) attributable to non-controlling interests	42	(938)	980	104.5%
Net income (loss) attributable to Funko, Inc.	$4,792	$(67,177)	$71,969	107.1%
Net Sales
Net sales were $667.0 million for the nine months ended September 30, 2026, an increase of 5.0%, compared to $635.1 million for the nine months ended September 30, 2025. The increase in net sales was due primarily to increased sales of core Pop! products and the impact of price increases that went into effect during the third-quarter of 2025, partially offset by a decline in sales of Loungefly products.
On a geographical basis, net sales in the United States increased 0.3% to $390.9 million in the nine months ended September 30, 2026 as compared to $389.6 million in the nine months ended September 30, 2025. Net sales in Europe increased 14.4% to $219.8 million in the nine months ended September 30, 2026 as compared to $192.1 million in the nine months ended September 30, 2025. Net sales in other international markets increased 5.4% to $56.3 million in the nine months ended September 30, 2026 as compared to $53.4 million in the nine months ended September 30, 2025.

On a branded category basis, net sales of the Core Collectible branded category increased 9.6% to $550.5 million in the nine months ended September 30, 2026 as compared to $502.4 million in the nine months ended September 30, 2025. Loungefly branded category net sales decreased 11.7% to $98.8 million in the nine months ended September 30, 2026 as compared to $111.9 million in the nine months ended September 30, 2025. Other branded category net sales decreased 15.3% to $17.7 million in the nine months ended September 30, 2026 as compared to $20.8 million in the nine months ended September 30, 2025.
Cost of Sales and Gross Margin (exclusive of depreciation and amortization)
Cost of sales (exclusive of depreciation and amortization) was $343.7 million for the nine months ended September 30, 2026, a decrease of 13.1%, compared to $395.5 million for the nine months ended September 30, 2025. Cost of sales (exclusive of depreciation and amortization) decreased primarily as a result of product mix, as discussed above. In addition, during the nine months ended September 30, 2026, we recognized favorable impacts from adjustments to the royalty audit reserve accrual, lower minimum guaranteed royalties, and lower duty and tariff costs compared to the nine months ended September 30, 2025. Cost of sales for the nine months ended September 30, 2026 also benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.
Gross margin (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, was 48.5% for the nine months ended September 30, 2026, compared to 37.7% for the nine months ended September 30, 2025. Gross margin (exclusive of depreciation and amortization) increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to the factors noted above.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $250.3 million for the nine months ended September 30, 2026, an increase of 1.4%, compared to $246.9 million for the nine months ended September 30, 2025. The increase was driven primarily by a $5.5 million increase in advertising and marketing fees, partially offset by a decrease in personnel and related costs (including salary and related taxes/benefits, commissions and equity-based compensation) of $3.8 million. Selling, general and administrative expenses were 37.5% and 38.9% of net sales for each of the nine months ended September 30, 2026 and 2025, respectively.
Depreciation and Amortization
Depreciation and amortization expense was $45.6 million for the nine months ended September 30, 2026, an increase of 2.8%, compared to $44.3 million for the nine months ended September 30, 2025, primarily related to the type and timing of assets placed in service.
Interest Expense, Net
Interest expense, net was $14.9 million for the nine months ended September 30, 2026, an increase of 6.6%, compared to $14.0 million for the nine months ended September 30, 2025. The increase in interest expense, net was due primarily to higher interest rates under our Credit Agreement and a higher average balance of debt outstanding during the nine months ended September 30, 2026.

Other Expense (Income), Net
Other expense, net was $2.3 million for the nine months ended September 30, 2026, and other income, net was $0.3 million for the nine months ended September 30, 2025. Other expense (income), net for the nine months ended September 30, 2026 and 2025 was primarily related to foreign currency gains and losses relating to transactions denominated in currencies other than the U.S. dollar.
Income Tax Expense
Income tax expense was $5.5 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s tax expense primarily reflects foreign income taxes in jurisdictions where the Company generates taxable income under its transfer pricing arrangements. The U.S. operations continue to be in a full valuation allowance position, resulting in no material U.S. federal or state income tax expense.
Net Income (Loss)
Net income was $4.8 million for the nine months ended September 30, 2026, compared to a net loss of $68.1 million for the nine months ended September 30, 2025. The increase in net income was primarily due to the increase in net sales, in addition to the decrease in operating expenses as compared to the nine months ended September 30, 2025. In addition, net income for the nine months ended September 30, 2026 benefited from one-time items, including the recognition of a receivable for previously paid tariffs and the release of related tariff accruals.

Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Diluted Share (collectively the “Non-GAAP Financial Measures”) are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. The Non-GAAP Financial Measures are not measurements of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), income (loss) per share or any other performance measure derived in accordance with U.S. GAAP. We define EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses, third-party debt amendment fees, tax receivable agreement liability adjustments and other unusual or one-time items. We define Adjusted Net Income (Loss) as net income (loss) attributable to Funko, Inc. adjusted for the reallocation of income (loss) attributable to non-controlling interests from the assumed exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and further adjusted for the impact of certain non-cash charges and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, non-cash charges related to equity-based compensation programs, acquisition transaction costs and other expenses, certain severance, relocation and related costs, foreign currency transaction gains and losses and the income tax expense (benefit) effect of these adjustments. We define Adjusted Earnings (Loss) per Diluted Share as Adjusted Net Income (Loss) divided by the weighted-average shares of Class A common stock outstanding, assuming (1) the full exchange of all outstanding common units and options in FAH, LLC for newly issued-shares of Class A common stock of Funko, Inc. and (2) the dilutive effect of stock options and unvested common units, if any. We caution investors that amounts presented in accordance with our definitions of the Non-GAAP Financial Measures may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate the Non-GAAP Financial Measures in the same manner. We present the Non-GAAP Financial Measures because we consider them to be important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including these Non-GAAP Financial Measures as a reasonable basis for comparing our ongoing results of operations.
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

The following tables reconcile the Non-GAAP Financial Measures to the most directly comparable U.S. GAAP financial performance measure, which is net income (loss), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income (loss) attributable to Funko, Inc.	$7,483	$901	$4,792	$(67,177)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock (1)	33	47	42	(938)
Equity-based compensation (2)	2,570	2,529	7,766	8,906
Acquisition costs and other expenses (3)	—	1,029	—	1,029
Foreign currency transaction loss (gain) (4)	894	(1,442)	1,998	197
Tax receivable agreement liability adjustments (5)	—	—	112	—
Third-party debt amendment fees (6)	20	—	3,675	—
Income tax (benefit) expense (7)	(1,778)	155	(498)	16,686
Adjusted net income (loss)	$9,222	$3,219	$17,887	$(41,297)
Weighted-average shares of Class A common stock outstanding - basic	56,093	54,649	55,795	54,184
Equity-based compensation awards and common units of FAH, LLC that are convertible into Class A common stock	2,204	808	1,503	854
Adjusted weighted-average shares of Class A stock outstanding - diluted	58,297	55,457	57,298	55,038

Earnings (loss) per diluted share	$0.13	$0.02	$0.08	$(1.24)
Adjusted earnings (loss) per diluted share	$0.16	$0.06	$0.31	$(0.75)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(amounts in thousands)
Net income (loss)	$7,516	$948	$4,834	$(68,115)
Interest expense, net	4,819	5,611	14,901	13,982
Income tax expense	1,296	1,228	5,465	2,920
Depreciation and amortization	15,026	14,529	45,567	44,319
EBITDA	$28,657	$22,316	$70,767	$(6,894)
Adjustments:
Equity-based compensation (2)	2,570	2,529	7,766	8,906
Acquisition costs and other expenses (3)	—	1,029	—	1,029
Foreign currency transaction loss (gain) (4)	894	(1,442)	1,998	197
Tax receivable agreement liability adjustments (5)	—	—	112	—
Third-party debt amendment fees (6)	20	—	3,675	—
Adjusted EBITDA	$32,141	$24,432	$84,318	$3,238
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of common units of FAH, LLC for Class A common stock in periods in which income was attributable to non-controlling interests.

(2)Represents non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.
(3)Represents charges related to fair market value adjustments for certain assets held for sale.
(4)Represents both unrealized and realized foreign currency losses on transactions denominated other than in U.S. dollars, including derivative gains and losses on foreign currency forward exchange contracts.
(5)Represents recognized adjustments to the tax receivable agreement liability.
(6)Represents nonrecurring third-party debt fees paid as part of the Fifth Amendment to the Credit Agreement.
(7)Represents the income tax expense effect of the above adjustments including adding back the valuation allowance to the net income (loss). This adjustment uses an effective tax rate of 25% for all periods presented.
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
Liquidity and Capital Resources
The following table shows summary cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$54,178	$(33,206)
Net cash used in investing activities	(24,761)	(23,022)
Net cash (used in) provided by financing activities	(29,204)	57,848
Effect of exchange rates on cash and cash equivalents	(756)	2,902
Net change in cash and cash equivalents	$(543)	$4,522
Operating Activities. Net cash provided by operating activities was $54.2 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $33.2 million for the nine months ended September 30, 2025. Changes in net cash provided by or used in operating activities resulted primarily from cash received from net sales and cash payments for product costs and royalty expenses paid to our licensors. Other drivers of the changes in net cash provided by operating activities include shipping and freight costs, selling, general and administrative expenses (including personnel expenses and commissions and rent and facilities costs) and interest payments made for our short-term borrowings and long-term debt. Our accounts receivable typically are short term and settle in approximately 30 to 90 days (average 50 days).

The increase in net cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to a decrease in net loss, providing $72.9 million, and an increase in working capital of $9.5 million. The working capital increase was primarily due to an increase in accounts payable of $20.6 million due to higher inventory purchases and the timing of vendor payments, as well as an increase in prepaid expenses and other current assets of $7.1 million. The increase was partially offset by decreases in accounts receivable, net of $9.5 million, inventory of $4.3 million, and accrued expenses and other current liabilities of $3.9 million.
Investing Activities. Our net cash used in investing activities primarily consists of purchases of property and equipment. For the nine months ended September 30, 2026 and 2025 net cash used in investing activities was $24.8 million and $23.0 million and was primarily related to purchases of tooling and molds used for production of our product lines.
Financing Activities. Our financing activities primarily consist of proceeds from the issuance of long-term debt, net of debt issuance costs, the repayment of long-term debt, payments and borrowings under our line of credit facility.
For the nine months ended September 30, 2026, net cash used in financing activities was $29.2 million, primarily related to payments on the Term Loan Facility, Revolving Credit Facility and Equipment Finance Loan of $27.2 million, payments under the tariff receivable sales agreement of $17.4 million, and payment for debt amendment costs of $3.6 million, partially offset by $19.2 million in proceeds from the one-time sale of a tariff receivable. For the nine months ended September 30, 2025, net cash provided by financing activities was $57.8 million, primarily related to borrowings on the Revolving Line of Credit Facility of $85.0 million, partially offset by payments on the Term Loan Facility and Equipment Finance Loan of $17.3 million.
Financial Condition
We cannot assure you that our cash provided by operating activities and cash and cash equivalents will be sufficient to meet our future needs. There is currently no availability under our Revolving Credit Facility. As of September 30, 2026, the Credit Agreement Parties were in compliance with all of the covenants then in effect and required to be tested under the Credit Agreement, however, we cannot assure you that we will be able to maintain compliance with the Financial Covenants, or that we will be able to further amend the Credit Agreement should circumstances arise in the future.

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

Credit Facilities
As of September 30, 2026, we had $70.2 million of indebtedness outstanding under our Term Loan Facility (net of unamortized discount of $2.6 million) and $124.3 million outstanding borrowings under our Revolving Credit Facility, leaving no remaining funds available under the Revolving Credit Facility.
On March 31, 2026, an amortization payment in an amount equal to $4,500,000 was paid with respect to the Term Loan Facility. At the end of each fiscal quarter thereafter, commencing with the fiscal quarter ending June 30, 2026, (i) the Term Loan Facility, amortizes in quarterly installments equal to $4,125,000, with any outstanding balance due and payable on the Maturity Date and (ii) the revolving credit facility amortizes in quarterly installments equal to $375,000 (accompanied by permanent commitment reductions), with any outstanding balance due and payable on the Maturity Date. On September 30, 2026, we paid the required quarterly installment of $4,500,000, allocated between the debt facilities in accordance with the Credit Agreement.
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
In addition, the Credit Agreement requires FAH, LLC and its subsidiaries to, subject to the proviso at the end of this paragraph, comply with the following Financial Covenants: (i) on a quarterly basis, commencing with the fiscal quarter ending December 31, 2026, a maximum Net Leverage Ratio of 2.50:1.00, (ii) on a quarterly basis, commencing with the fiscal quarter ending September 30, 2026, a minimum Fixed Charge Coverage Ratio of (a) 0.75:1.00 with respect to the fiscal quarter ending September 30, 2026, (b) 0.85:1.00 with respect to the fiscal quarter ending December 31, 2026, (c) 1.00:1.00 with respect to the fiscal quarter ending March 31, 2027, and (d) 1.25:1.00 with respect to the fiscal quarter ending June 30, 2027 and each fiscal quarter thereafter, (iii) at all times, a minimum Qualified Cash covenant of $10.0 million, and (iv) for the six month period ending June 30, 2026, a minimum Consolidated EBITDA covenant of $15.1 million; provided that if, in any fiscal quarter, FAH, LLC voluntarily prepays, prior to the date on which a compliance certificate is required to be delivered in respect of such fiscal quarter, more than $10.0 million of principal of then-outstanding loans, then all of the applicable Financial Covenants (other than the minimum Qualified Cash covenant), to the extent required to be tested in such fiscal quarter, will be deemed waived for such fiscal quarter (the “Covenant Cure Right”); provided, further, that (x) the Covenant Cure Right is not permitted to be exercised in two (2) consecutive fiscal quarters, and (y) if the Covenant Cure Right is to be exercised in any fiscal quarter, FAH, LLC needs to have complied with the minimum Fixed Charge Coverage Ratio required in respect of the preceding fiscal quarter.
As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement.
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
At-the-Market Sales Agreement
On August 15, 2025, we entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with BTIG, LLC (the “Agent”) relating to shares of our Class A common stock. In accordance with the terms of the Sales Agreement, from time to time we may offer and sell shares of our Class A common stock having an aggregate gross sales price of up to $40.0 million through or to the Agent, acting as sales agent or principal, pursuant to the prospectus supplement. No sales were made under the Sales Agreement during the nine months ended September 30, 2026.

Future Sources and Uses of Liquidity
As of September 30, 2026, we had $41.6 million of cash and cash equivalents and $47.8 million of working capital, compared with $42.1 million of cash and cash equivalents and $46.5 million of working capital as of December 31, 2025. Working capital is impacted by the seasonal trends of our business and the timing of new product releases, as well as our current portion of long-term debt and any availability under our Revolving Credit Facility, which is currently $0.
Sources
As noted above, historically, our primary sources of cash flows have been cash flows from operating activities and borrowings under our Credit Facilities. We expect cash flows from operations to continue to be our primary sources of liquidity. For a discussion of our credit facilities, see “Liquidity” in Note 1, “Organization and Operations” and Note 4, “Debt”.
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
We have evaluated potential goodwill impairment triggering events as of September 30, 2026, and determined it was more likely than not that the fair value of the reporting unit was above carrying value of the net assets. We will continue to evaluate for other-than-temporary impairment triggering events due to the substantive changes in circumstances, such as market capitalization, which could indicate a potential impairment. We reassess the recoverability of the carrying value our identified intangible and other long-lived assets, to the extent conditions necessitate an impairment assessment.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has concluded, based on its evaluation as of September 30, 2026, that our “disclosure controls and procedures” (as such term is defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were not effective as of such date because of the material weaknesses in our internal control over financial reporting previously described in Item 9A. “Controls and Procedures” of our 2025 10-K.
Remediation Efforts to Address the Material Weaknesses
Management, with the oversight of the Audit Committee of the Board of Directors, is committed to remediating the material weaknesses. We are executing plans intended to remediate them using both internal and external resources. Actions taken to date and ongoing activities include:
•We have prepared a remediation plan for each of the material weaknesses and are in the process of designing and implementing new controls and enhancing existing controls, providing training to process and control owners, and implementing monitoring activities to evaluate control adoption and execution;
•We have engaged third party consultants to advise management in connection with the remediation of the material weaknesses;
•We are in the process of redesigning, enhancing and implementing control activities to address relevant risks at the appropriate level of precision for the order-to-cash business process;
•During the quarter, we designed and implemented controls over the preparation and review of journal entries at a foreign subsidiary. The newly designed controls have been implemented, and management is in the process of testing the operating effectiveness;
•During the quarter, we designed and implemented segregation-of-duties monitoring controls for certain systems relevant to financial reporting and will continue to design and implement controls for the remaining relevant systems; and
•We completed training for control owners concerning control requirements related to user access and change management over certain IT systems impacting financial reporting. We are in the process of testing the design and operating effectiveness of the controls for those systems and will continue to design and implement controls for the remaining relevant systems.
Our remediation efforts related to the material weaknesses are ongoing and we cannot provide assurance as to when our remediation activities will be complete. The material weaknesses will not be considered remediated until the applicable controls have been fully designed, implemented, and operate for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
As noted above, there were changes in our internal control over financial reporting during the third quarter of fiscal 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. Additionally, during the third quarter of fiscal 2026, we implemented a new Enterprise Resource Planning (“ERP”) system for certain key processes within our U.S. operations. As a result, there were changes to certain processes which resulted in changes that materially affect or are reasonably likely to materially affect our internal control over financial reporting.
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
We operate facilities and sell products in numerous countries outside the United States. Sales to our international customers comprised approximately 41% and 39% of our sales for the nine months ended September 30, 2026 and 2025, respectively. We expect sales to our international customers to account for an increasing portion of our sales in future fiscal years. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as discussed above, we use third-party manufacturers located in Vietnam, Cambodia and China to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
FAH, LLC and certain of its material domestic subsidiaries from time to time (collectively, the "Credit Agreement Parties") are parties to a Credit Agreement dated as of September 17, 2021 (as amended, restated, amended and restated, supplemented, waived or otherwise modified from time to time, the “Credit Agreement”), providing for a term loan facility in the amount of $180.0 million (the “Term Loan Facility”) and a revolving credit facility of $125.0 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of September 30, 2026, we had $194.5 million of indebtedness outstanding under our Credit Facilities, consisting of $70.2 million outstanding under our Term Loan Facility (net of unamortized discount of $2.6 million) and $124.3 million of outstanding borrowings under our Revolving Credit Facility.
On November 25, 2022, Funko, LLC, Funko Games, LLC, Funko Acquisition Holdings, L.L.C., Funko Holdings LLC and Loungefly, LLC (collectively, “Equipment Finance Credit Parties”) entered into a $20.0 million equipment finance agreement (“Equipment Finance Loan”) with Wells Fargo Equipment Finance, Inc. The Equipment Finance Loan is secured by certain identified assets held within our Buckeye, Arizona warehouse. As of September 30, 2026, the Company had $1.4 million outstanding under the Equipment Finance Loan.

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
The restrictive covenants in the Credit Agreement also include certain financial covenants that require us to, subject to certain testing holidays and covenant cure rights set forth in the Credit Agreement, comply with (i) on a quarterly basis, a maximum Net Leverage Ratio (as defined in the Credit Agreement), (ii) on a quarterly basis, a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), (iii) at all times, a minimum Qualified Cash (as defined in the Credit Agreement) covenant and (iv) for the six month period ending June 30, 2026, a minimum Consolidated EBITDA (as defined in the Credit Agreement) covenant (collectively, the "Financial Covenants").

On February 13, 2026, the Credit Agreement Parties entered into an amendment (the "Fifth Amendment") with the lenders under the Credit Agreement in effect prior to the Fifth Amendment (the "Prior Credit Agreement") and JPMorgan Chase Bank, N.A. as administrative agent. The Fifth Amendment, among other things, amended the Prior Credit Agreement to (i) extend the maturity date of the loans under the Prior Credit Agreement from September 17, 2026 to December 31, 2027, and (ii) amend the financial covenants applicable to FAH, LLC and its subsidiaries under the Prior Credit Agreement to, among other things, (a) waive the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026 and June 30, 2026, (b) provide FAH, LLC additional cushion with respect to the minimum Fixed Charge Coverage Ratio financial covenant for the fiscal quarters ending September 30, 2026, December 31, 2026 and March 31, 2027 relative to the minimum Fixed Charge Coverage Ratio covenant set forth in the Prior Credit Agreement, (c) introduce a minimum Consolidated EBITDA covenant for the six-month period ending June 30, 2026, (d) waive the maximum Net Leverage Ratio covenant for the fiscal quarter ended December 31, 2025 and the fiscal quarters ending March 31, 2026, June 30, 2026 and September 30, 2026 and (e) subject to certain usage restrictions, permit FAH, LLC to forego testing of certain Financial Covenants for any test period (to the extent required to be tested in such test period) if FAH, LLC makes a voluntary prepayment of the loans under the Credit Agreement in an amount not less than $10.0 million prior to the delivery of a compliance certificate for such test period. See Note 4, “Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
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
•successfully launch and grow new product lines;
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
We have experienced periods of rapid growth in prior years, which has placed a strain on our managerial, operational, product design and development, sales and marketing, administrative and financial infrastructure. We also lease distribution centers in the U.S. and the United Kingdom and utilize third-party distribution centers in Mexico and the Netherlands. Our success depends in part upon our ability to manage during periods of growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed, which we may not be able to do successfully or without compromising our corporate culture. See “Our success is critically dependent on the efforts and dedication of our officers and other employees, and the loss of one or more key employees, or our inability to attract and retain qualified personnel and maintain our corporate culture, could adversely affect our business.” To manage domestic and international growth of our operations and personnel, we have invested and continue to invest in the development of a domestic enterprise resource planning system, warehouse management systems, additional platforms to support our direct-to-consumer experience, and capital build out of new leased warehouse and office spaces. We will need to continue to improve our product development, supply chain, financial and management controls and our reporting processes and procedures to support our infrastructure and new business initiatives. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
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
Our license agreements typically provide that our licensors own the intellectual property rights in the products we design and sell under the license. As a result, upon termination of the license, we would no longer have the right to sell these products, while our licensors could engage a competitor to do so. We believe our ability to retain our license agreements depends, in large part, on the strength of our relationships with our licensors. Any events or developments adversely affecting those relationships, or changes in our management team, could adversely affect our ability to maintain and renew our license agreements on similar terms or at all. No assurance can be made that the recent and any future changes in our leadership or changes in our financial condition will not have a material adverse impact on our relationships with licensors, and if we fail to manage our licensor relationships successfully, our business, financial condition or results of operations could be adversely affected. Our top ten licensors collectively accounted for approximately 64% and 65% of our sales for the nine months ended September 30, 2026 and 2025, respectively. Moreover, while we have separate licensing arrangements with Disney, LucasFilm, Marvel and Fox, these parties are all under common ownership by Disney and collectively these licensors accounted for approximately 27% and 30% of our sales for the nine months ended September 30, 2026 and 2025, respectively. The termination or failure to renew one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

Our license agreements are complex, and typically grant our licensors the right to audit our compliance with the terms and conditions of such agreements. Any such audit could result in a dispute over whether we have paid the proper royalties and a requirement that we pay additional royalties, the amounts of which could be material. Based on historical experience and our estimates of the costs we expect to incur, as of September 30, 2026, we had an accrual of $25.1 million on our balance sheet related to ongoing and future royalty audits. There can be no assurance that actual costs resulting from royalty audits will be in-line with the accruals. In addition to royalty payments, these agreements as a whole impose numerous other obligations on us, including, among other things, obligations to:
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
Historically, a majority of our net sales have been derived from our retail customers and distributors, upon which we rely to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly to specialty retailers, mass-market retailers and e-commerce sites. In international markets, we sell our products directly to similar retailers, primarily in Europe, through our subsidiary Funko UK, Ltd. We also sell our products to distributors for sale to retailers in the United States and in certain countries internationally, typically in those countries in which we do not currently have a direct presence. Our top ten wholesale customers represented approximately 34% and 32% of our sales for the nine months ended September 30, 2026 and 2025, respectively.
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
For example, our former Chief Executive Officer, Brian Mariotti and other former Funko executives, have created collectible products companies that launched with certain products that compete with our offerings. These executives may rely on licensing, supplier, marketing and other relationships established while at Funko to produce, market and sell their products. They may be able to sell competing products for higher margins or at lower cost, and they may divert demand for our products, particularly from our customers who are collectors, all of which may adversely affect our sales and profitability in the future.
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
Our gross margin has historically fluctuated, primarily as a result of changes in product mix, changes in our costs, including inventory management, price competition and acquisitions. For the nine months ended September 30, 2026 and 2025, our gross margins (exclusive of depreciation and amortization), calculated as net sales less cost of sales as a percentage of net sales, were 48.5% and 37.7%, respectively, which includes the recognition of a $25.4 million credit related to future tariff refunds and the release of accrued tariffs in the nine months ended September 30, 2026. Our current or historical gross margins may not be sustainable or predictive of future gross margins, and our gross margin may decrease over time. A decrease in gross margin can be the result of numerous factors, including, but not limited to:
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
Our license agreements often require us to pay minimum royalty guarantees, which may in some cases be greater than what we are ultimately able to recoup from actual sales. When our licensing agreements require minimum royalty guarantees, we accrue a royalty liability based on the contractually required percentage, as revenues are earned. When a minimum royalty guarantee is not expected to be met through sales, we will accrue up to the minimum amount required to be paid. As of September 30, 2026 and December 31, 2025, we recorded reserves of $4.8 million and $0.8 million, respectively, related to prepaid royalties we estimated would not be recovered through sales. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, we have no guarantee that any particular property we license will translate into a successful product. Products tied to a particular content release may be developed and released before demand for the underlying content is known. The underperformance of any such product may result in reduced sales and operating profit for us.
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
Our intellectual property is a valuable asset of our business. As of September 30, 2026, we owned approximately 107 registered U.S. trademarks, 358 registered international trademarks, 3 pending U.S. trademark applications and 12 pending international trademark applications. The market for our products depends to a significant extent upon the value associated with our product design, our proprietary brands and the properties we license. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use, maintain or defend key trademarks and copyrights. We rely on a combination of trademark, trade dress, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property or other proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters and parallel importers. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which our products are produced or sold, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and copyrights may be substantial.
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
Our results of operations may also fluctuate as a result of factors such as the delivery schedules set by our customers and holiday shut down schedules set by our third-party manufacturers. Additionally, the growth we have experienced in prior years may have masked the full effects of seasonal factors on our business to date, and as such, these factors may have a greater effect on our results of operations in future periods.
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
As a company that designs and sells consumer products, we are subject to significant government regulation, including, in the United States, under the Child Status Protection Act (the “CPSA”), the Federal Hazardous Substances Act (the “FHSA”), the Consumer Product Safety Improvement Act (the “CPSIA”) and the Flammable Fabrics Act (the “FFA”), as well as under product safety and consumer protection statutes in our international markets. There can be no assurance that we will be in compliance, and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. For example, in October 2026, a putative class action complaint was filed against us in California state court alleging that our Funko Pop! Flocked figures do not comply with the small parts requirements of the FHSA and related regulations. We dispute the allegations and intend to defend the Company vigorously, but there can be no assurance as to the outcome. This risk is exacerbated by our reliance on third parties to manufacture our products. See “Our use of third-party manufacturers to produce our products presents risks to our business.”
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
As a company that designs and sells consumer products, we may be subject to product liability suits or involuntary product recalls or may choose to voluntarily conduct a product recall. While costs associated with product liability claims and product recalls have generally not been material to our business, the costs associated with future product liability claims or product recalls in any given fiscal year, individually or in the aggregate, could be significant. For example, we are currently defending a putative class action alleging that our Funko Pop! flocked figures contain small parts and do not comply with the FHSA and related regulations, and claims of this nature, regardless of their merit, could result in product recalls, increased regulatory scrutiny or other remedial measures. In addition, any product recall, regardless of the direct costs of the recall, could harm consumer perceptions of our products, subject us to additional government scrutiny, divert development and management resources, adversely affect our business operations and otherwise put us at a competitive disadvantage compared to other companies in our industry, any of which could have a significant adverse effect on our financial condition and results of operations.

We are currently subject to class action and derivative litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 18, 2022, a purported stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned Shumacher v. Mariotti, et al., relating to our corporate “Up-C” structure and bringing direct claims for breach of fiduciary duties against certain current and former officers and directors, seeking declaratory, monetary, and injunctive relief. On March 31, 2022, we moved to dismiss the action. In response to defendants’ motion to dismiss, Plaintiff filed an Amended Complaint on May 25, 2022. The amendment did not materially change the claims at issue, and the Defendants again moved to dismiss on August 12, 2022. On December 15, 2022, Plaintiff opposed the Defendants’ motion to dismiss and also moved for attorneys’ fees. On December 18, 2023, the Court denied Defendants’ motion to dismiss and denied Plaintiffs’ application for an interim fee. On March 13, 2024, the representative plaintiff moved to withdraw as a plaintiff in the action, and another purported stockholder moved to intervene as representative plaintiff. On October 28, 2024, the Court granted the plaintiff’s motion to withdraw and granted the new representative plaintiff’s motion to intervene. As a result, the litigation is now captioned Lynch vs. Mariotti, et al. In October 2025, the parties participated in a mediation to resolve the litigation. On February 18, 2026, the parties executed a settlement agreement pursuant to which the Company agreed, through its insurers, to resolve the remaining claims for $5.4 million, and to pay plaintiff's counsel a mootness fee of $3.0 million. The Court preliminarily approved the settlement of $8.4 million and the settlement was paid prior to the end of the second quarter 2026 directly by the Company’s applicable insurers. The Court approved the final settlement on July 8, 2026.
On June 2, 2023, a purported stockholder filed a putative class action lawsuit in the United States District Court for the Western District of Washington, captioned Studen v. Funko, Inc., et al. On August 17, 2023, the Court appointed two lead plaintiffs, and those plaintiffs filed an amended complaint on October 19, 2023. The amended complaint alleges that the Company and certain individual defendants violated Sections 10(b) and 20(a) of the Exchange Act, as amended, as well as Rule 10b-5 promulgated thereunder by making allegedly materially misleading statements in documents filed with the SEC, as well as in earnings calls and presentations to investors, regarding a planned upgrade to its enterprise resource planning system and the relocation of a distribution center, as well as by omitting material facts about the same subjects necessary to make the statements made therein not misleading. Plaintiffs seek to represent a putative class of investors who purchased or acquired Funko common stock between March 3, 2022 and March 1, 2023, and seek, among other things, compensatory damages and attorneys' fees and costs. On May 16, 2024, the Court granted the Company’s motion to dismiss with leave for Plaintiffs to file a second amended complaint. On July 1, 2024, Plaintiffs notified the Court of their decision to not amend their complaint, and the Court dismissed the complaint with prejudice on July 8, 2024. Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit on August 6, 2024, under the amended caption Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. Plaintiffs’ opening brief was filed on October 21, 2024, and briefing was completed on February 10, 2025. Oral argument was held on May 23, 2025. On February 4, 2026, the Court of Appeals affirmed in part and reversed in part the District Court's decision. Specifically, it affirmed the dismissal of all claims based on statements made on earnings calls and presentations to investors, but reversed the dismissal of claims based on certain risk factor disclosures made in the Company's SEC filings. On April 3, 2026, Defendants filed a petition with the Court of Appeals asking for a rehearing by the same panel or by the Ninth Circuit sitting en banc. On September 2, 2026, the Ninth Circuit denied Defendants’ petition. On September 8, 2026, Defendants filed a motion to stay the Ninth Circuit’s mandate pending petition for a writ of certiorari to the Supreme Court, which the Ninth Circuit granted on September 9, 2026.

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
On March 2, 2026, a purported stockholder filed a derivative lawsuit on behalf of the Company as a nominal defendant against certain of our current and former directors in the District Court for the Western District of Washington, captioned Marconi v. Perlmutter et al. The derivative complaint alleges breach of fiduciary duty, gross mismanagement, corporate waste, and unjust enrichment claims, as well as a violation of Section 14(a) of the Exchange Act, arising from substantially similar factual predicate as alleged in the Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc. matter discussed above and seeks monetary damages, attorneys’ fees and costs and corporate governance reforms. On July 15, 2026, the parties jointly requested that the Court stay the Marconi matter pending final resolution of Construction Laborers Pension Trust of Greater St. Louis v. Funko, Inc., et al. The Court granted the joint request on July 21, 2026, and the matter is currently stayed.
On May 8, 2026, plaintiffs Peter Dirksen, Aviva Copaken, and Steven Beltran filed a putative class action complaint against the Company in the United States District Court for the Western District of Washington. The complaint asserts nine causes of action relating to alleged invasions of privacy, wiretapping, violations of consumer protection laws, fraud, and unjust enrichment. Plaintiffs seek injunctive and declaratory relief, statutory damages, actual damages, restitution, and attorneys’ fees and costs. We filed a motion to dismiss the complaint on July 17, 2026, asserting lack of standing, application of improper law, and failure to state a claim upon which relief may be granted. Concurrently, we also filed a motion to compel arbitration with respect to one of the plaintiffs. The motions have been fully briefed, and the parties are awaiting the Court’s ruling on the motions. We intend to defend the Company vigorously against the allegations, however, there can be no assurances as to the outcome.
On October 15, 2026, plaintiff Danielle Skarpnes filed a putative class action complaint captioned Skarpnes v. Funko, Inc., et al. against Funko, Inc. and Funko, LLC in the Superior Court of the State of California, County of Solano (Case No. CU26-10085). The complaint alleges that Funko Pop! flocked figures do not comply with the small parts requirements of the Federal Hazardous Substances Act and related regulation because the flocked figures are allegedly intended for children under three years of age and contain small parts. The complaint asserts multiple causes of action and seeks, among other things, restitution, actual and punitive damages, disgorgement, declaratory and injunctive relief. The litigation is at an early stage. The Company disputes the allegations and intends to defend itself vigorously. However, there can be no assurances as to the outcome, and we are unable to estimate a range of possible loss, if any.
The results of the class action lawsuits, derivative lawsuits, and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our Class A common stock. In addition, such lawsuits may make it more difficult to finance our operations.
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
Our use of artificial intelligence technologies, and the use of such technologies by our business partners, competitors and other third parties, could expose us to operational, legal, regulatory, intellectual property, reputational and other risks.
We use, and expect to increasingly evaluate and use, artificial intelligence, including generative artificial intelligence (“AI”), in certain aspects of our business, products and operations. The development and use of AI technologies are rapidly evolving and may present risks that are difficult to predict or mitigate, including increased cybersecurity risk. AI-generated outputs may be inaccurate, incomplete, biased or otherwise deficient, and our use of such outputs could adversely affect our operations, products, consumer experiences or reputation. The use of AI technologies by us or our employees, service providers, licensors or other business partners could also result in the unauthorized disclosure or use of confidential, proprietary or personal information or create cybersecurity, privacy, intellectual property or other risks. Any such unauthorized disclosure or use could also negatively affect our relationships with our licensors.
The legal and regulatory framework governing AI is evolving and may impose new or additional requirements relating to, among other matters, privacy, data protection, intellectual property, transparency and the development and use of AI systems. In addition, the use of AI-generated content or technologies could result in claims relating to intellectual property ownership, infringement, misappropriation or other rights, including with respect to the data or content used to develop, train or operate such technologies. Compliance with evolving requirements, industry standards and contractual obligations could increase our costs, require changes to our practices or limit our ability to use certain AI technologies.
Our competitors and other market participants may implement AI technologies more effectively or rapidly than we do, including to accelerate product development, create or market content, analyze consumer trends, personalize consumer experiences or improve operational efficiency. AI technologies may also lower barriers to entry or enable the more rapid creation of products or content that compete with, imitate or infringe upon our products or intellectual property. We may make investments in AI technologies without realizing the anticipated benefits, and our failure to appropriately develop, adopt, govern or use these technologies could adversely affect our competitive position, business, results of operations and financial condition.
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

Additionally, the Continuing Equity Owners who, as of November 3, 2026, collectively hold approximately 0.2% of the combined voting power of our common stock, and certain transferees of former Continuing Equity Owners that have been joined to our TRA (the "TRA Parties") may receive payments from us under the Tax Receivable Agreement in connection with our purchase of common units of FAH, LLC directly from certain of the Continuing Equity Owners upon a redemption or exchange of their common units in FAH, LLC, including the issuance of shares of our Class A common stock upon any such redemption or exchange. Moreover, Continuing Equity Owners own interests in our business by holding interests in FAH, LLC directly (rather than through ownership of our Class A common stock). As a result of these considerations, the interests of the Continuing Equity Owners and such transferees as well as the TRA Parties may conflict with the interests of holders of our Class A common stock. For example, the TRA Parties may have different interests in the tax positions or other actions that we take which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of the TRA Parties even in situations where no similar considerations are relevant to us.
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
We have no material assets other than our ownership of 56,340,775 common units of FAH, LLC as of September 30, 2026, representing approximately 99.7% of the economic interest in FAH, LLC. We have no independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, is dependent upon the financial results and cash flows of FAH, LLC and its subsidiaries and distributions we receive from FAH, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to dividend or distribute funds to us or that applicable local law and contractual restrictions, including negative covenants in our debt instruments, will permit such dividends or distributions.
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
As of November 3, 2026, we had an aggregate of 143,649,470 shares of Class A common stock authorized but unissued, as well as approximately 186,797 shares of Class A common stock issuable, at our election, upon redemption of FAH, LLC common units held by the Continuing Equity Owners. FAH, LLC has entered into the FAH LLC Agreement, and subject to certain restrictions set forth in such agreement, the Continuing Equity Owners are entitled to have their common units redeemed from time to time at each of their options (subject in certain circumstances to time-based vesting requirements) for, at our election, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each common unit redeemed, in each case, in accordance with the terms of the FAH LLC Agreement; provided that, at our election, we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right for as long as their common units remain outstanding. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to certain of the Continuing Equity Owners (including each of our then-current executive officers) upon such redemption and remaining shares of Class A common stock issued to the Former Equity Owners in connection with the Transactions (such shares now being held by TCG) are eligible for resale, subject to certain limitations set forth in the Registration Rights Agreement.
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

We originally reserved for issuance 5,518,518 shares of Class A common stock under our 2017 Incentive Award Plan (the “2017 Plan”), including, as of September 30, 2026, 1,294,384 shares of Class A common stock underlying stock options we granted to certain of our directors, executive officers and other employees and 2,374,386 shares of Class A common stock underlying restricted stock units we granted to certain of our executive officers, consultants and other employees and 750,000 shares of Class A common stock underlying performance stock units we granted to certain of our executive officers. We have also reserved for issuance an aggregate number of shares under the Company’s 2019 Incentive Award Plan (the “2019 Plan”) equal to the sum of (i) 3,000,000 shares of our Class A common stock and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, equal to the lesser of (A) 2% of the shares of Class A common stock outstanding as of the last day of the immediately preceding fiscal year on a fully-diluted basis and (B) such lesser number of shares of Class A common stock as determined by our board of directors. As of September 30, 2026, we had granted 2,481,676 shares of Class A common stock underlying stock options and 6,152,866 shares of Class A common stock underlying restricted stock units and 18,057 shares of Class A common stock underlying performance stock units under the 2019 Plan to certain of our executive officers, consultants and other employees. In May 2024, we reserved for issuance 1,500,000 shares of Class A common stock under our 2024 Inducement Award Plan and in March 2026, we amended the 2024 Inducement Award Plan to provide for an additional 1,000,000 shares of Class A common stock issuable under the plan. As of September 30, 2026, we had granted 1,396,011 shares of Class A common stock underlying restricted stock units to certain executive officers under the 2024 Inducement Award Plan. Any shares of Class A common stock that we issue, including under our 2017 Plan, our 2019 Plan, our 2024 Inducement Award Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the holders of our Class A common stock.
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
c)    Securities Trading Arrangements of Directors and Section 16 Officers.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “ non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Funko, Inc.	S-8	333-221390	4.1	11/7/2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Funko, Inc.	10-Q	001-38274	3.2	8/3/2023

3.3	Amended and Restated Bylaws of Funko, Inc.	8-K	001-38274	3.1	12/26/2023

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNKO, INC. (Registrant)

Date: November 5, 2026	By:	/s/ Yves Le Pendeven
Yves Le Pendeven
Chief Financial Officer (Principal Financial Officer)